Form 10-K
period 2002-06-30
HALSEY J L CORP
filed 2002-10-01
CIK 1166220

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                         Commission file number 1-10875
                            J. L. HALSEY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                    01-0579490
      (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

      2325-B RENAISSANCE DRIVE
              SUITE 21
           LAS VEGAS, NV                                               89119
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                              (ZIP CODE)

       Registrant's telephone number, including area code: (702) 966-4246

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X NO

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |_|

         AS OF AUGUST 26, 2002, 84,214,280 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $1,863,916. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE REGISTRANT'S 2002 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED HEREIN BY REFERENCE.

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES

                   FORM 10-K - FISCAL YEAR ENDED JUNE 30, 2002

                       CONTENTS AND CROSS REFERENCE SHEET
           FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

                                                                                                          PAGE
ITEM NO.                                             DESCRIPTION                                          NUMBER

                                                       PART I
Item 1.         Business.....................................................................................1
                      The Company............................................................................1
                      Discontinued Operations................................................................2
                      General and Administrative Activities..................................................2
                      Risk Factors...........................................................................2
                      Insurance..............................................................................5
                      Employees..............................................................................5

Item 2.         Properties...................................................................................5

Item 3.         Legal Proceedings............................................................................5

Item 4.         Submission of Matters to a Vote of Security Holders..........................................8

                                                       PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.........................9

Item 6.         Selected Financial Data......................................................................10

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations........11
                      Overview...............................................................................11
                      Year Ended June 30, 2002 Compared with the Year Ended June 30, 2001....................12
                      Year Ended June 30, 2001 Compared with the Year Ended June 30, 2000....................13
                      Liquidity and Capital Resources........................................................14
                      Cautionary Statement...................................................................16
                      Critical Accounting Policies and Estimates.............................................16

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk...................................17

Item 8.         Financial Statements and Supplementary Data..................................................18

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........38

                                                      PART III

Item 10.        Directors and Executive Officers of the Registrant...........................................38

Item 11.        Executive Compensation.......................................................................38

Item 12.        Security Ownership of Certain Beneficial Owners..............................................38

Item 13.        Certain Relationships and Related Transactions...............................................38

Item 14.        Controls and Procedures......................................................................38

                                                       PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................39

Signatures...................................................................................................40

                                     PART I

ITEM 1. BUSINESS

COMPANY

OVERVIEW

         J. L. Halsey Corporation, together with its subsidiaries, ("Halsey") is the successor to NovaCare, Inc. ("NovaCare"), which was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments. In connection with the sale of its operating segments, NovaCare changed its name to NAHC, Inc. ("NAHC"). On June 18, 2002, in a transaction previously approved by NAHC's stockholders at a special meeting held for that purpose, NAHC merged with and into Halsey, its wholly-owned subsidiary. As used herein, the "Company" refers to Halsey, NAHC and Novacare. The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company's common stock in order to preserve the Company's net operating losses.

         In order to satisfy its indebtedness, the Company sold each of its operating segments in a series of divestiture transactions commencing June 1, 1999 and ending on November 19, 1999. As a result, the Company has no operating business.

         Halsey is a company in transition, attempting to manage its liabilities and realize its remaining assets. Any investment in the Company should be considered extremely speculative and risky. The Company's current estimate of net proceeds available for distribution per share upon liquidation of the Company is between $0.08 and $0.24. See "Liquidity and Capital Resources - Liquidation Analysis and Estimates."

         On July 1, 1999, the Company completed the sale of its orthotic and prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger"). On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a plan to restructure the Company. Under the third proposal, a Plan of Restructuring was adopted whereby if, by the designated liquidation date, currently December 31, 2003, the Company is unable to find suitable acquisition candidates to reinvest any remaining net assets, it will liquidate, unless the Board of Directors, in its discretion, determines otherwise.

         On October 19, 1999, the Company completed the sale of its 64% interest in NCES to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES's outstanding shares. On November 19, 1999, the Company completed the sale of the PROH business to Select Medical Corporation.

         The Company's former long-term care services segment was disposed in fiscal 1999 with the closing of certain of its operations in the Western United States during the third fiscal quarter, and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed through the sales of O&P and PROH.

         As a result of these transactions, the Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the litigation against the Company, attempting to realize its remaining assets, general administrative matters and the preparation for potential liquidation or redeployment of assets.

         Accordingly, the Company has reflected substantially all of its results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities, which are treated as continuing operations. All of the Company's financial assets are in cash items as defined under the Investment Company Act of 1940, which should exclude the Company from the definition of an investment company.

PLAN OF RESTRUCTURING

         Pursuant to a Plan of Restructuring (the "Plan") adopted by the Company's stockholders at a Special Meeting of Stockholders held on September 21, 1999, as amended by the Board of Directors on September 27, 2000, May 9, 2001, January 14, 2002 and September 19, 2002, the Board of Directors has the authority to commence a liquidation of the Company if a suitable redeployment of asset opportunities are not identified by the Company by December 31, 2003 (the "Liquidation Date"). The Plan also affords the Board the discretion to adjust the Liquidation Date to a date earlier or later than December 31, 2003, if it determines such action to be appropriate. In evaluating whether to reinvest the Company's remaining assets, if any, or to liquidate the Company, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction of all actual and contingent liabilities. The Company's remaining liabilities include, among others, contingent liabilities that have arisen (and may arise) from pending legal actions against the Company or for which the Company may be held responsible. The Company is unable to determine the value of net assets, if any, that may be available for a potential redeployment until these legal proceedings are settled or concluded. There is a significant risk that there will be little or no assets to reinvest or distribute to stockholders in liquidation. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding liabilities.

DISCONTINUED OPERATIONS

         As discussed above in "The Company - Overview", the Company's former long-term care services segment was disposed in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed of through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed of through the sales of O&P and PROH. As a result of these transactions, the Company has disposed of all of its operating segments and the Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize on its remaining assets, general administrative matters and the preparation for potential liquidation or redeployment of its assets. Accordingly, the Company has reflected substantially all of its assets and liabilities, results of operations and cash flows, for the current and all prior periods as discontinued operations in the consolidated financial statements, schedule and notes thereto in Parts II and IV below. Except for its remaining general and administrative activities which are treated as continuing operations, the Company exited or sold all of its businesses as of June 30, 2000. Therefore, the remainder of "Item 1-Business" describes the Company's remaining general and administrative activities.

GENERAL AND ADMINISTRATIVE ACTIVITIES

         The Company's remaining general and administrative activities consist primarily of (i) managing litigation, including defending significant lawsuits against the Company, and realization of assets, primarily delinquent accounts and notes receivable pertaining to the Company's former long-term care services business, (ii) compliance with regard to general corporate governance matters,
(iii) financial, tax and Medicare program reporting for internal and external regulatory purposes, and (iv) preparation for potential liquidation or redeployment of its assets.

         The Company has retained seven employees and three consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the Board of Directors.

RISK FACTORS

         THE AMOUNT OF NET ASSETS, IF ANY, AVAILABLE FOR INVESTMENT OR DISTRIBUTION IN LIQUIDATION IS EXTREMELY UNCERTAIN.

         Since the Company first made estimates of its liquidation value in its proxy statement dated August 13, 1999, management has from time to time materially changed those estimates, and there can be no assurance that such estimates, including those estimates contained in this report, will not be materially changed in the future. The range of the estimate, currently $.08 and $.24 per share of common stock, reflects the inherent uncertainty of the Company's liquidation value. This uncertainty is due, in general, to the nature of the Company's assets and its contingent liabilities. Some of the Company's assets consist of delinquent or disputed accounts receivable which the Company is attempting to collect through litigation. Counterclaims have been filed against the Company in many of these actions. The results of these collection actions are inherently uncertain. Furthermore, the Company is a defendant in multiple significant litigation matters. See "Legal Proceedings." The outcome of these matters is not possible to predict and the current minimum estimate includes only estimates of potential settlements of material lawsuits, but does not include estimates of an adverse ruling or judgment against the Company in any lawsuit. If the Company suffers an adverse ruling or judgment in any of these these cases, the Company may have little or no assets to distribute or may be forced to seek bankruptcy law protection.

CASH FLOW MAY BE INSUFFICIENT TO SATISFY OBLIGATIONS.

         The Company's cash position will vary based on the timing and amount of cash inflows and outflows. Cash inflows primarily consist of collections from litigation related to receivables and Medicare-related receivables, as well as the tax settlement described below. Cash outflows are principally related to legal proceedings and claims against the Company and general and administrative expenses. The outcome of litigation and arbitration proceedings is extremely uncertain. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy possible adverse judgments if any were to occur. Under those circumstances, the Company may seek short-term financing, negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws. If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company may be forced to seek protection under bankruptcy laws. The Company may be forced to liquidate under this circumstance, with the stockholders of the Company receiving no proceeds in such liquidation.

THERE IS A RISK THE COMPANY WILL BE FORCED TO SEEK BANKRUPTCY LAW PROTECTION.

         If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company may be forced to seek protection under bankruptcy laws. This may occur if the Company cannot settle the lawsuits against it and there are one or more adverse judgments entered against the Company, with the stockholders of the Company receiving little or no proceeds in such liquidation.

THE COMPANY'S PROFESSIONAL LIABILITY INSURER FILED FOR BANKRUPTCY.

         The Company is a defendant in many significant malpractice lawsuits. The Company purchased malpractice insurance from PHICO Insurance Company. PHICO has been determined to be insolvent by the insurance commissioner and a state court. On August 16, 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania filed a Petition for Rehabilitation against the Company's professional liability insurance carrier, PHICO Insurance Company. The Order of Rehabilitation gave the Insurance Commissioner statutory control of PHICO in order for the Commissioner to thoroughly analyze, evaluate and oversee PHICO's finances. During the rehabilitation process, the Commissioner determined that PHICO is insolvent. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate PHICO Insurance Company. As a result, PHICO will not be permitted to pay any claims on the Company's behalf. The Company is working with state insurance guarantee funds to determine the extent to which these funds can be used to pay claims on the Company's behalf. Management is continuing to assess the effect of the PHICO liquidation on the Company.

THE COMPANY MAY NOT EVER BE PROFITABLE FROM OPERATIONS.

         The Company incurred substantial net losses in each of the previous three fiscal years prior to the fiscal year ended June 30, 2002. Although the Company has recorded net income for the year ended June 30, 2002, the Company currently has no operations and thus there can be no assurance that it will be profitable in future periods. The net income in fiscal 2002 was primarily due to the realization of certain receivables in excess of book value, the release of reserves no longer necessary as a result of the settlement of various lawsuits and a settlement with the Tax Division of the U.S. Department of Justice. The Company's ability to become profitable depends on
(1) there being sufficient net assets to re-deploy and (2) management's ability to find a suitable business opportunity to purchase. There can be no assurance that there will be any, or sufficient, assets to re-deploy or that management will identify such an investment opportunity, or if identified, that the Company will be able to reach an agreement and complete such an investment. Furthermore, there can be no assurance that any redeployment made by the Company will be profitable.

THE COMPANY MAY BE CONSIDERED AN INVESTMENT COMPANY.

         The Investment Company Act of 1940 requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Unless an exclusion or safe harbor applies, a company may be deemed to be an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. A general exclusion is provided for companies that are engaged primarily in a business other than investing.

         From the time of its public offering until November 19, 1999, the Company continued to operate one or more of its healthcare or professional employment businesses and, therefore, was not an investment company because it was primarily engaged in a business other than investing. Since November 1999, the Company has been engaged in litigation (defending significant claims against the Company), arbitration and other activities as part of winding down the various liabilities and assets from its operating businesses. The Company believes it has been involved primarily in a business other than investing since November 1999. There is a risk that the Securities and Exchange Commission ("SEC") may take a contrary view.

         The Company believes that there are several exclusions from the definition of an investment company available to it. First, the Company does not meet the 40% test with respect to the composition of its assets. Fewer than 40% of its assets are in categories that the Company believes could be considered to be `investment securities." Second, the Company has placed assets that could be considered "investment securities" into "cash items." All of the company's financial assets are in cash items. Cash items are excluded from the calculation to determine whether a company meets the 40% test.

         In the event that the SEC disagrees with the Company's analysis, the Company may be required to register as an investment company under the Investment Company Act of 1940 or seek an exemption from the SEC that would exclude the Company from the definition of an investment company.

THE CURRENT MANAGEMENT TEAM HAS ONLY LIMITED KNOWLEDGE OF THE COMPANY'S OPERATING HISTORY.

         The financial constraints under which the Company is operating have made it difficult to retain management personnel, virtually all of which were replaced subsequent to the disposal of the Company's operating business segments. This high rate of management turnover, and the resultant loss of institutional knowledge, makes it more difficult to both defend claims being made against the Company and assert claims on its behalf.

EXTENSION OF LIQUIDATION DATE MAY INCREASE EXPENSES AND FURTHER REDUCE LIQUIDATION VALUE.

         The Plan of Restructuring approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates or other investment opportunities, and thus delay the Liquidation Date. The Board has exercised this discretion several times, and it is now expected that the Company's liquidation will not occur, if at all, until December 31, 2003. The Board may exercise its discretion to extend the Liquidation Date in the future. The decision to extend the Liquidation Date could result in the further depletion of proceeds available to stockholders should the Board later decide to proceed with the liquidation of the Company.

LIQUIDATION WILL RESULT IN LOSS OF NOLS.

         If the Board of Directors decides to move forward with the Company's liquidation, any potential benefit of the Company's net operating loss carryforwards ("NOLs") for income tax purposes will be lost.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements based on management's current expectations about the Company. These forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate" and other similar expressions. The Company's actual results will likely differ materially from those anticipated by these forward-looking statements as a result of factors described in these "Risk Factors" and elsewhere in this report.

INSURANCE

         Although, the Company purchased professional liability tail coverage insurance for periods prior to the sales of its respective businesses, the insurer has been declared insolvent and is no longer able to pay claims on behalf of the Company (see "Risk Factors").

EMPLOYEES

         At June 30, 2002, the Company had seven employees. The Company's employees are not represented by any labor union and the Company is not aware of any current activity to organize any of its employees.

ITEM 2. PROPERTIES

         Halsey's principal office is located at 2325-B Renaissance Drive, Suite 21, Las Vegas, Nevada 89119, where Halsey leases approximately 150 square feet of office space. A subsidiary of Halsey also has a lease on approximately 3,500 square feet of office space in King of Prussia, PA, which expires in December 2002. The subsidiary signed a new 18-month lease in September of 2002 on approximately 2,600 square feet of office space in King of Prussia, PA. See Note 10 of Notes to Consolidated Financial Statements for information concerning the Company's leases.

ITEM 3. LEGAL PROCEEDINGS

         Halsey is party to certain claims, suits and complaints, which have arisen in the ordinary course of business and in the course of selling its operating businesses. Described below are certain claims, suits or complaints, which, in the opinion of management, could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Collectively, the damages sought to be recovered from the Company in these cases are in the hundreds of millions of dollars.

         BRADY V. NAHC, INC., ET AL., in the United States District Court for the Eastern District of Pennsylvania. This is a purported class action case filed on behalf of all persons who purchased the common stock of the Company during the period between April 5, 1999 through and including November 22, 1999. Five similar actions have been filed in the Eastern District of Pennsylvania, including one that alleges a class period from May 20, 1998 through November 22, 1999. They have been consolidated into a single action. PricewaterhouseCoopers LLP is named as a defendant in the case.

         The case is subject to the provisions of the Private Securities Litigation Reform Act of 1995 ("PSLRA").

         The Plaintiffs asserted that the Company and certain of its directors and officers violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 by making false and misleading statements and omissions regarding the prospects of the Company's business and the Company's liquidation value and by failing timely to disclose the impact of the Balanced Budget Act of 1997 on the long term care services business. The Plaintiffs allege that these statements and omissions artificially inflated the value of the Company's stock during the class period. The Plaintiffs also assert a violation of Section 14(a) of the Exchange Act and Rule 14a-9 against the Company and individual Defendants as well as against Wasserstein Perella & Co. in connection with the Company's proxy statements dated August 13, 1999, as amended through September 10, 1999. The Plaintiffs allege that the Defendants were negligent in disseminating the proxy statements, which allegedly contained materially false and misleading statements. Wasserstein Perella & Co. has notified the Company that it will seek indemnification from the Company in connection with this action, pursuant to its engagement agreement with the Company.

         The Company has notified its insurance carriers of this action. If the Defendants suffer an adverse judgment which the Company is required to pay, it will likely result in there being no assets for acquisition of a business or liquidation; in such event, the Company may file for bankruptcy law protection.

         On October 17, 2001, the U.S. District Court for the Eastern District of Pennsylvania dismissed the Brady case against the Company and PricewaterhouseCoopers LLP with prejudice. The plaintiff has appealed this decision.

         HEALTHSOUTH CORPORATION V. NOVACARE, INC. AND NC RESOURCES, INC., Montgomery County Court of Common Pleas, No. 99-17155 (filed September 28,
1999). The complaint in this action alleges that, pursuant to a February 3, 1995 stock purchase agreement involving the sale of the Company's medical rehabilitation hospital subsidiary Rehab Systems Company ("RSC") to Healthsouth Corporation ("Healthsouth"), the Company agreed to reimburse Healthsouth for any payments that Healthsouth was obligated to pay Medicare, Medicaid or other cost-based reimbursement systems as a result of RSC's indebtedness to such payors. The Healthsouth litigation settled during the second quarter of fiscal 2002, the effect of which has been included in these financial statements. The agreement is subject to confidentiality.

         PIACENTILE V. NAHC, INC. During the second quarter of fiscal 2002, the Company was served with this qui tam suit. The relator/plaintiffs in this suit allege violations of the federal False Claims Act by the Company. The complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5,000 to $10,000 for each violation, plus attorneys' fees, experts' fees and costs of the suit. The Company has completed its initial review of this case and plans to vigorously defend this matter.

         UNITED STATES OF AMERICA, EX REL., SAUL EPSTEIN V. NOVACARE, INC., ET AL., CIVIL ACTION NO. 98-CV-4185. This qui tam action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999 the complaint was unsealed. On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5,000 to $10,000 for each violation, plus attorneys' fees, experts' fees and costs of the suit. Pursuant to the purchase and sale agreement for the sale of the Company's PROH division to Select, the Company has, in certain circumstances, indemnified Select and the PROH subsidiaries acquired by Select for damages relating to those entities arising from this action relating to conduct prior to the sale to Select. This action has been re-sealed in the district court. During the second quarter of fiscal 2002, an order relating to this case was filed in the district court. The effect of this order has been reflected within these financial statements. The Company expects that it will not incur any additional financial liability as a result of this case.

         SABOLICH, INC., SABOLICH PROSTHETICS CENTER OF WICHITA, INC., SABOLICH TRI-STATE PROSTHETICS, INC., SABOLICH OF FLORIDA, INC. AND JOHN A. SABOLICH V. NOVACARE, INC. AND NOVACARE ORTHOTICS AND PROSTHETICS EAST, INC. THIS ACTION WAS FILED ON MAY 18, 1999 IN THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF OKLAHOMA, CASE NO. CIV-99-670-T. The complaint alleges that the defendants breached a 1994 Agreement of Purchase and Sale involving the acquisition of the plaintiffs' orthotics and prosthetics business. Plaintiffs allege that the defendants breached the agreement by failing to pay certain sums allegedly due them under the agreement. Plaintiffs also allege that defendants tortiously breached an alleged implied covenant of good faith and fair dealing in the agreement. Plaintiffs have claimed $5 million of compensatory damages and $5 million for punitive damages. As part of the Company's Stock Purchase Agreement, dated as of April 2, 1999 and amended May 19, 1999 and June 30, 1999, with Hanger Orthopedic Group, Inc. ("Hanger") for the sale of the Company's orthotics and prosthetics business, the Company and Hanger agreed that each entity would be responsible for 50% of any damages arising from this action, including all costs and expenses associated with the matter. This matter currently is in discovery.

         WALMSLEY AND SULLIVAN V. NAHC, INC. ET. AL. During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by two former employees against the Company and its officer and directors. The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims. The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.

         NAHC, INC. V. UNITED STATES. In this case, the Company seeks a refund of taxes paid. The Company originally filed this action in the United States Court of Federal Claims in 1996 to seek a refund of approximately

$35 million paid by the Company to the IRS/United States as a result of two transactions: first, the purchase of Rehab Systems Corporation in 1992 and second, the subsequent sale of that business and related businesses to Healthsouth in 1995. In 1998, each of Halsey and the IRS/United States moved for summary judgment on the record. A hearing was held on these motions in September 2000. In March 2002, the judge issued an order denying summary judgment to both parties. Since that time, the parties have been involved in significant discussions concerning a compromise settlement that might be acceptable to both parties. The Company was recently notified by the Tax Division of the U.S. Department of Justice that a settlement in the amount of $8.7 million, plus interest, was accepted. The interest amount is expected to total approximately $3 - $4 million. The U.S. Department of Justice has reserved the right to deduct from the amount due any other tax or other payment that it determines is otherwise due. The IRS is conducting an audit of one of the Company's benefit plans. The Company does not believe that the results of this audit will have a material impact on its financial statements and expects to receive the tax refund, plus interest and less any possible deduction (the "Tax Refund Payment"), in the second quarter of fiscal year 2003.

         SIGNIFICANT POTENTIAL MALPRACTICE LIABILITY

         The Company is a defendant in many significant malpractice lawsuits. The Company purchased malpractice insurance from PHICO Insurance Company. PHICO has been determined to be insolvent by the insurance commissioner and a state court. On August 16, 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania filed a Petition for Rehabilitation against the Company's professional liability insurance carrier, PHICO Insurance Company. The Order of Rehabilitation gave the Insurance Commissioner statutory control of PHICO in order for the Commissioner to thoroughly analyze, evaluate and oversee PHICO's finances. During the rehabilitation process, the Commissioner determined that PHICO is insolvent. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate PHICO Insurance Company. As a result, PHICO will not be permitted to pay any claims on the Company's behalf. The Company is working with state insurance guarantee funds to determine the extent to which these funds can be used to pay claims on the Company's behalf. Management is continuing to assess the effect of the PHICO liquidation on the Company.

         The Company is a defendant in a number of additional legal actions seeking monetary damages, which singularly, and in the aggregate, may have a material adverse effect on the Company's business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims (including counterclaims in the millions of dollars) have been made against the Company, which in many cases, exceed the amount sought by the Company in the underlying actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of the Company's stockholders held on March 19, 2002, (the "Annual Meeting"), the following nominees were elected to serve on NAHC's board of directors for a term of one year and until his successor is duly elected and qualified or his earlier removal or resignation:

NAME                       VOTES FOR       VOTES WITHHELD
John H. Foster             55,723,190      2,274,662
David R. Burt              55,194,688      2,803,164
Charles E. Finelli         55,205,347      2,792,505
Timothy E. Foster          55,837,273      2,160,579
Stephen E. O'Neil          55,202,413      2,795,439

         In addition, the following proposal was approved by the stockholders at the Annual Meeting on March 19, 2002:

               o a motion submitted to the stockholders to postpone or adjourn the annual meeting to another time and place, as determined by the chairman of the meeting, for the purpose of obtaining additional proxies to approve and adopt a certificate of ownership and merger.

                  VOTES FOR              VOTES AGAINST       ABSTENTIONS
                  54,843,046             2,734,772           420,034

         The Annual Meeting subsequently was adjourned three times, to April 17, May 15 and June 13, 2002. On June 13, 2002, the following proposal was approved by the stockholders:

               o the certificate of ownership and merger whereby NAHC would merge with and into Halsey in order to implement transfer restrictions on the common stock of the Company.


                  VOTES FOR           VOTES AGAINST        ABSTENTIONS
                  33,088,343          3,911,733            263,118

         On June 18, 2002, NAHC merged with and into Halsey. The merger agreement provided that the board of directors of Halsey prior to the merger would continue as the board of directors of the Company. The Company's new certificate of incorporation, adopted pursuant to the merger, provides for a classified board of directors, with directors elected to serve three-year staggered terms. Messrs. John H. Foster and Timothy E. Foster are in the first class of directors with terms expiring at the Company's annual meeting following the fiscal year ended June 30, 2002, Messrs. Stephen E. O'Neil and Charles E. Finelli are included in the second class of directors with terms expiring at the Company's annual meeting following the fiscal year ending June 30, 2003, and Messrs. David R. Burt and William T. Comfort, III, are included in the third class of directors with terms expiring at the Company's annual meeting following the fiscal year ending June 30, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol JLHY. Trading of the Company's common stock on OTCBB commenced on December 3, 1999. The Company's common stock was traded on the New York Stock Exchange (the "NYSE") under the symbol NOV until November 22, 1999. The Company's common stock traded on the OTCBB under the symbol NAHC until June 17, 2002. On August 26, 2002 there were 1,400 holders of record of common stock.

         The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

                                                   HIGH       LOW
YEAR ENDED JUNE 30, 2002:
First Quarter..............................   $   0.004   $  0.003
Second Quarter.............................       0.004      0.003
Third Quarter..............................       0.017      0.002
Fourth Quarter.............................       0.100      0.010

YEAR ENDED JUNE 30, 2001:
First Quarter..............................   $   0.055   $  0.010
Second Quarter.............................       0.015      0.003
Third Quarter..............................       0.008      0.004
Fourth Quarter.............................       0.005      0.001

         With the exception of 2-for-1 stock splits of common stock effected in the form of stock dividends in June 1987 and July 1991, no other dividends have been paid or declared on common stock since the Company's initial public offering on November 5, 1986. The Company does not expect to declare any cash dividends on common stock in the foreseeable future, except for any liquidating dividends in connection with the possible liquidation of the Company.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

         The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or redeployment of assets. Accordingly, the accompanying selected financial data reflect all the Company's assets and liabilities and results of operations as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations.

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES
                           FIVE YEAR FINANCIAL SUMMARY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEARS ENDED JUNE 30,
                                           -----------------------------------------------------------------------------
                                               2002             2001           2000            1999           1998
                                           ------------    --------------  -------------  -------------  ---------------
STATEMENT OF OPERATIONS DATA:
   Net revenues.....................       $       --        $       --     $       --      $       --     $       --
   Gross profit.....................               --                --             --              --             --
   Loss from continuing operations
     before extraordinary item......           (3,065)           (4,576)       (23,953)        (83,224)       (65,549)
   Gain (loss) on disposal of
     discontinued operations,
     net of tax.....................           21,255             3,745       (374,122)        (30,838)            --
   Loss per share from continuing
     operations before
     extraordinary item:
       Basic and assuming dilution..            (0.05)            (0.07)         (0.38)          (1.32)         (1.06)
   Net income (loss) per share:
       Basic and assuming dilution..             0.28             (0.01)         (6.12)          (3.02)          0.94

                                                                          AS OF JUNE 30,
                                           ------------------------------------------------------------------------------
                                               2002             2001           2000            1999            1998
                                           --------------    -----------    ------------    -----------    --------------
BALANCE SHEET DATA:
   Total assets.....................       $   30,820        $   12,868     $   36,857      $  980,984     $  1,046,840
   Total indebtedness...............               --                --             --         522,879          402,755
   Shareholders' equity.............           23,114             4,872          5,703         393,259          580,673

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

         J. L. Halsey Corporation, together with its subsidiaries, ("Halsey") is the successor to NovaCare, Inc. ("NovaCare"), which was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments. In connection with the sale of its operating segments, NovaCare changed its name to NAHC, Inc. ("NAHC"). On June 18, 2002, in a transaction previously approved by NAHC's stockholders at a special meeting held for that purpose, NAHC merged with and into Halsey, its wholly-owned subsidiary. As used herein, the "Company" refers to Halsey, NAHC and Novacare. The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company's common stock in order to preserve the Company's net operating losses.

         In order to satisfy its indebtedness, the Company sold each of its operating segments in a series of divestiture transactions commencing June 1, 1999 and ending on November 19, 1999. As a result, the Company has no operating business.

         Halsey is a company in transition, attempting to manage its liabilities and realize its remaining assets. Any investment in the Company should be considered extremely speculative and risky. The Company's current estimate of net proceeds available for distribution per share upon liquidation of the Company is between $0.08 and $0.24. See "Liquidity and Capital Resources - Liquidation Analysis and Estimates."

         On July 1, 1999, the Company completed the sale of its orthotic and prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger"). On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a plan to restructure the Company. Under the third proposal, a Plan of Restructuring was adopted whereby if, by the designated liquidation date, currently December 31, 2003, the Company is unable to find suitable acquisition candidates to purchase with the remaining net assets, it will liquidate, unless the Board of Directors, in its discretion, determines otherwise.

         On October 19, 1999, the Company completed the sale of its 64% interest in NCES to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES's outstanding shares. On November 19, 1999, the Company completed the sale of the PROH business to Select Medical Corporation. In conjunction with the PROH sale, the "NovaCare" name was also sold and the Company changed its name to NAHC, Inc. effective March 28, 2001.

         As a result of all of these transactions, the Company has disposed of all its operating segments and the Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize on its remaining assets, general administrative matters and the preparation for potential liquidation or redeployment of assets.

         On January 18, 2000, the Company fully satisfied its obligations to subordinated debenture holders by paying the outstanding principal amount of $84.7 million together with accrued interest. Prior to December 31, 1999, the Company had repurchased $90.3 million of subordinated debentures, plus accrued interest and recognized a gain of $0.6 million during the quarter ended December 31, 1999. Accordingly, all convertible subordinated debentures have been repaid.

DISCONTINUED OPERATIONS

         The Company previously operated in three business segments: long-term care services, outpatient services and employee services. Long-term care services consisted of providing rehabilitation and healthcare consulting services on a contract basis to health care institutions, primarily long-term care facilities. This segment was disposed of on June 1, 1999. Outpatient services consisted of providing orthotic and prosthetic (O&P) and physical rehabilitation and occupational health (PROH) rehabilitation services through a national network of patient care centers. The O&P and PROH businesses were sold on July 1, 1999 and November 19, 1999, respectively. Employee services were comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services, and were generally provided to small and medium-sized businesses. This segment was sold on October 19, 1999.

CONTINUING OPERATIONS

         The Company's remaining general and administrative activities consist primarily of (i) managing litigation, including defending significant lawsuits against the Company, and attempting to realize its remaining assets, primarily accounts and notes receivable pertaining to the Company's former long-term care services business, (ii) compliance with regard to general corporate governance matters, (iii) financial, tax and Medicare program reporting for internal and external regulatory purposes, and (iv) preparation for potential liquidation or redeployment. The extreme uncertainty inherent in litigation has made it, and continues to make it, difficult to estimate the Company's assets and liabilities. It is possible that the Company may have materially and substantially fewer net assets than has been estimated. In addition, the Company has significant net operating loss carryforwards which would be lost if the Company liquidates. The net operating loss carryforwards could provide significant additional value in the event they can be utilized. There are, however, limitations on the use of net operating loss carryforwards. Such carryforwards may have little or no value if the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code.

PROVISION FOR RESTRUCTURE

         In fiscal 1999, as a result of the Company's decision to exit the long-term care services operating segment and sell the O&P business, the Company implemented a program to substantially reduce its unallocated selling, general and administrative costs incurred at its corporate headquarters. This program (with an aggregate provision of $12.3 million) involved the termination of approximately 74 employees ($3.1 million), lease termination costs ($4.8 million) and long-term information services agreement buyouts ($4.4 million). In fiscal 2000, the Company determined that this program would cost approximately $2.0 million less than anticipated and reversed that portion of the provision for restructure. Of the remaining aggregate $10.3 million, all of these costs were either expended or reversed by June 30, 2002.

YEAR ENDED JUNE 30, 2002 COMPARED WITH THE YEAR ENDED JUNE 30, 2001

CONTINUING OPERATIONS

         The loss before income taxes from continuing operations was $3.1 million for the year ended June 30, 2002 compared to $4.6 million for the prior year. The primary reason for the decrease in the loss was a decrease in selling, general and administrative costs of approximately $1.7 million. Reductions in legal costs and other professional fees accounted for the vast majority of this decrease.

         There is no provision for or benefit from income taxes for the years ended June 30, 2002 and 2001, as the Company could not utilize, for financial reporting or income tax purposes, the loss incurred in the periods. The Company has NOLs of approximately $197 million as of June 30, 2002. The ultimate amount of the NOLs utilized is dependent on future actions and it is reasonably possible that the actual amount may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the net deferred tax asset at June 30, 2002. See
Note 11 of Notes to Consolidated Financial Statements for the amount of deferred tax assets and liabilities and valuation allowances.

DISCONTINUED OPERATIONS

         Income from discontinued operations was $0 for the years ending June 30, 2002 and 2001.

         The $21.3 million gain on disposal of discontinued operations, net of tax, primarily relates to the settlement with the Tax Division of the U.S. Department of Justice in the amount of $8.7 million plus approximately $3 -
$4 million in interest, the realization of certain receivables in excess of book value totaling $8.1 million, the release of reserves no longer necessary as a result of the settlement of various lawsuits totaling $2.6 million, the reversal of prior year accruals of $3.2 million, reduced by additional legal and collection expenses related to the remaining receivables of the former long-term care services segment of $3.4 million and additional liabilities for workers compensation claims in the amount of $1.9 million.

YEAR ENDED JUNE 30, 2001 COMPARED WITH THE YEAR ENDED JUNE 30, 2000

CONTINUING OPERATIONS

         The loss before income taxes from continuing operations was $4.6 million for the year ended June 30, 2001 compared to $24.0 million for the prior year, which reflects the reduction of the Company's administrative functions as a result of the sale of its businesses. The primary reasons for the decrease in the loss was a decrease in selling, general and administrative costs of approximately $19.0 million, a decrease in interest expense of approximately $6.8 million as a result of the payment of the Company's line of credit and convertible debentures in fiscal year 2000, and a decrease in investment and other income of approximately $4.6 million.

         There is no provision for or benefit from income taxes for the years ended June 30, 2001 and 2000, as the Company could not utilize, for financial reporting or income tax purposes, the loss incurred in the periods. The Company had net operating loss carryforwards ("NOLs") of approximately $190 million as of June 30, 2001. The ultimate amount of the NOLs is dependent on future actions and it is reasonably possible that the actual amount may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the net deferred tax asset at June 30, 2001. See Note 11 of Notes to Consolidated Financial Statements for the amount of deferred tax assets and liabilities and valuation allowances.

DISCONTINUED OPERATIONS

         Income from discontinued operations, net of tax, for the year ended June 30, 2001 was $0, which is a decrease of $9.9 million compared to income from discontinued operations, net of tax, for the year ended June 30, 2000 of $9.9 million. The decrease is due to the fact that the Company ceased operations in the fiscal year ended June 30, 2000, therefore there were no income or expenses related to discontinued operations for the year ended June 30, 2001.

         The $3.7 million gain on disposal of discontinued operations, net of tax, primarily reflects increases in the estimated value of long-term care services accounts receivable due to collection or settlement of the accounts offset by additional legal and collection expenses related to the remaining receivables of the former long-term care services segment.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   FOURTH            THIRD             SECOND              FIRST
                                                   QUARTER          QUARTER            QUARTER            QUARTER
                                                --------------    -------------    ----------------    ---------------
YEAR ENDED JUNE 30, 2002:
   Loss from continuing operations..........        $   (836)      $   (589)       $     (1,158)       $       (482)
   Gain on disposal of discontinued
     operations, net of tax.................          12,516          6,508               2,400                (169)
                                                --------------    -------------    ----------------    ---------------
     Net income (loss)......................        $ 11,680       $  5,919        $      1,242        $       (651)
   Loss per share from continuing
     basic and assuming dilution............        $  (0.01)      $  (0.01)       $      (0.02)       $      (0.01)
   Gain per share on the disposal of
     discontinued operations, net of tax....        $   0.18       $   0.10        $       0.04        $       0.00
   Net income (loss) per share - basic and
     assuming dilution......................        $   0.17       $   0.09        $       0.02        $      (0.01)


                                                   FOURTH            THIRD             SECOND              FIRST
                                                  QUARTER           QUARTER            QUARTER            QUARTER
                                                --------------    -------------    ----------------    ---------------
YEAR ENDED JUNE 30, 2001:
   Loss from continuing operations..........    $     (642)         $  (992)         $  (1,055)           $ (1,887)
   Gain on disposal of discontinued
     operations, net of tax.................           811              789                526               1,619
   Net income (loss)........................    $      169          $  (203)         $    (529)           $   (268)
   Loss per share from continuing
     operations basic and assuming
     dilution...............................    $    (0.01)         $ (0.02)         $   (0.02)           $  (0.03)
   Gain per share on the disposal of
     discontinued operations, net of tax....    $     0.01          $  0.01          $    0.01            $   0.03
   Net income (loss) per share - basic and
     assuming dilution......................    $     0.00          $ (0.01)         $   (0.01)           $  (0.00)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         At June 30, 2002, cash and cash equivalents totaled $11.6 million, an increase of $5.9 million from June 30, 2001. Cash used in continuing operations was $2.4 million in fiscal 2002 compared to $8.5 million in fiscal year 2001 and $31.3 million in fiscal year 2000. The $6.1 million decrease in cash used in continuing operations from fiscal 2001 to fiscal 2002 was primarily the result of a decrease in general operating cash outflows pertaining to legal and other professional fees. The $22.9 million decrease in cash used from fiscal 2000 to 2001 was primarily the result of reductions in general operating expenses of the Company and decreases in interest payments and accrued liabilities related to the dispositions of the Company's operating segments. As noted above, the Company has recently been notified of the acceptance of its settlement offer in the tax refund case and expects to receive the Tax Refund Payment of $8.7 million plus interest of approximately $3-$4 million in the second quarter of fiscal 2003.

         Cash provided by (used in) discontinued operations increased to $8.0 million in fiscal 2002 from ($8.2) million in fiscal 2001 and $8.0 million in fiscal 2000. The $16.2 million increase in fiscal 2002 from fiscal 2001 was primarily due to the collection of receivables and a reduction in payments for legal costs. The $16.2 million decline in fiscal 2001 from fiscal 2000 was primarily due to the payment of accrued liabilities related to the dispositions of the Company's operating segments.

         Investing activities consisted of a release of restricted cash held by one of the Company's workers compensation insurance carriers in the amount of $359,000 in 2002 and $12.3 million in 2001. Investing activities provided $542.5 million of cash in fiscal 2000 principally from the $564.8 million net proceeds from the sale of the Company' operating businesses. Cash paid for acquisitions and capital expenditures were zero in fiscal 2002 and 2001 compared to $10.2 million in fiscal 2000.

         The Company used $7,875 in financing activities in 2002, which represented a principal payment on a loan to an officer of the Company (See Note
9). The Company had no cash flows from financing activities in fiscal 2001. In fiscal 2000, the Company used $526.3 million in financing activities primarily to retire the outstanding balance on the Company's line of credit ($347.0 million) and convertible subordinated debentures ($174.4 million).

LIQUIDITY

         The Company's cash position is extremely uncertain and risky. The Company's cash position, after satisfaction of its contractual obligations and operating expenses, will vary based on the amount and timing of cash flows. Cash inflows primarily consist of the Tax Refund Payment and collections (through litigation and arbitration) of LTCS related receivables and Medicare related receivables (all of which are in excess of one year old). Cash outflows primarily relate to legal fees, collection fees, payroll and settlements of lawsuits against the Company. Collectively, these lawsuits are seeking hundreds of millions of dollars from the Company. The costs of defending these lawsuits are substantial and may increase materially. As discussed elsewhere, cash inflows and outflows from litigation are inherently extremely uncertain. The Company's assumptions with respect to incoming and outgoing cash flows include, without limitation, assumptions that certain litigation will be settled favorably and not actually litigated, that the settlements will be for certain minimum amounts and that the settlements will occur within certain timeframes. These assumptions are uncertain and the actual timing and amounts may differ materially from amounts assumed herein because of the inherent uncertainty involved in estimating the outcomes and costs of legal and arbitration proceedings. The Company's cash position will very likely be materially different from that estimated here.

         The range of possible outcomes is extremely wide. On the one hand, the Company may do materially worse than estimated in which case it may file for bankruptcy protection. On the other hand, the Company may do better in the lawsuits and arbitrations than estimated, in which case the cash available to the Company may be materially higher than estimated.

LIQUIDATION ANALYSIS AND ESTIMATES

         For purposes of determining the available assets, if any, that may be distributed to stockholders, in the event of a liquidation of the Company, management made the following estimates of the assets and liabilities of the Company, as of June 30, 2002. IMPORTANTLY, STOCKHOLDERS SHOULD NOTE THAT THE CURRENT MINIMUM ESTIMATE INCLUDES ONLY ESTIMATES OF POTENTIAL SETTLEMENTS OF THE PENDING LAWSUITS AGAINST THE COMPANY, BUT DOES NOT INCLUDE ESTIMATES OF ANY ADVERSE RULINGS OR JUDGEMENTS AGAINST THE COMPANY IN ANY OF THESE LAWSUITS. If the Company suffers an adverse ruling or judgment in any of these cases, the Company may be forced to seek bankruptcy law protection. The estimates set forth below assume that the Company receives the Tax Refund Payment.

         The estimated operating costs during liquidation for the period from July 1, 2002 through December 31, 2003, the assumed liquidation date, have been based on the Company's internal estimates. It is possible that the actual liquidation date, if any, could be later if the Board of Directors, in its discretion, deems it appropriate and that the actual operating costs may differ materially from the estimates included herein.

                                                                                    ($ IN MILLIONS, EXCEPT PER SHARE
                                                                                               AMOUNTS)
                                                                                    ----------------------------------
                                                                                       MINIMUM            MAXIMUM
                                                                                    ---------------    ---------------
(i)       ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
              Cash at June 30, 2002............................................     $         11.6     $         11.6
              Restricted cash..................................................                4.4                4.4
              Income tax receivable............................................               13.0               13.0
              Other current assets.............................................                1.8                1.8
                                                                                    ---------------    ---------------
              Total estimated assets...........................................               30.8               30.8
                                                                                    ---------------    ---------------
(ii)      ESTIMATED LIABILITIES OF THE COMPANY
              Accounts payable and accrued expenses............................               (1.1)              (1.1)
              Tax liabilities..................................................               (2.3)              (2.3)
              Net liabilities of discontinued operations.......................              (17.1)              (4.3)
                                                                                    ---------------    ---------------
              Total estimated liabilities......................................              (20.5)              (7.7)
                                                                                    ---------------    ---------------
(iii)     ESTIMATED OPERATING COSTS DURING LIQUIDATION
              Payroll and benefits for liquidation personnel...................               (1.0)              (0.8)
              Legal, audit and other professional costs........................               (1.5)              (1.2)
              Other costs......................................................               (0.7)              (0.5)
                                                                                    ---------------    ---------------
              Total estimated operating costs during liquidation...............               (3.2)              (2.5)
                                                                                    ---------------    ---------------
              ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
                TO STOCKHOLDERS................................................     $          7.1     $         20.6
                                                                                    ===============    ===============
              ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
                PER OUTSTANDING COMMON SHARE...................................     $         0.08     $         0.24
                                                                                    ===============    ===============

Possible contingencies could further reduce the realizable value available for distribution to stockholders to below zero from $7.1 million, the revised minimum realizable value. The possible contingencies include primarily a judgment against the Company in any one of the material cases against the Company, the lack of receipt of the Tax refund Payment, and a reduction in the anticipated collections of certain notes and receivables.

         The difference between the estimated net proceeds available for distribution set forth in the "minimum" and "maximum" columns generally consist of increased expenses related to litigation including large estimates to settle cases pending against the Company.

         The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's stockholders' equity, as set forth in its audited Consolidated Balance Sheet as of June 30, 2002:

                                                                                   ($ IN MILLIONS)
Total stockholders' equity as of June 30, 2002................................      $      23.1
   Additional contingent costs................................................            (12.8)
Estimated operating costs during liquidation..................................             (3.2)
                                                                                    ------------
ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS.............      $       7.1
                                                                                    ============

         IN DETERMINING THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF $0.08 TO $0.24, THE METHODS USED BY MANAGEMENT IN ESTIMATING THE VALUES AND VALUE RANGES OF THE COMPANY'S ASSETS ARE INEXACT AND SUBJECTIVE AND MAY NOT APPROXIMATE VALUES ACTUALLY REALIZED. THESE ESTIMATES ARE SUBJECT TO NUMEROUS UNCERTAINTIES AND ALSO DO NOT REFLECT ALL CONTINGENT LIABILITIES THAT MAY MATERIALIZE OR ANY POSSIBLE JUDGMENT AGAINST THE COMPANY. FOR THESE REASONS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL NET PROCEEDS DISTRIBUTED TO STOCKHOLDERS IN LIQUIDATION WILL NOT BE SIGNIFICANTLY LESS THAN THE AMOUNT ESTIMATED. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

         THERE IS A SIGNIFICANT RISK, AS CAN BE SEEN IN THE CURRENT ESTIMATES, THAT THERE WILL BE LITTLE OR NO ASSETS FOR DISTRIBUTION TO STOCKHOLDERS OR TO INVEST.

CAUTIONARY STATEMENT

         Except for historical information, matters discussed above including, but not limited to, statements concerning litigation against the Company, the Tax Refund Payment and estimates of values to be received in liquidation, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include the outcome and costs of pending legal actions against the Company, the Tax Refund Payment, potential claims related to businesses sold, the ability of the Company to realize its remaining assets in cash, the cost to wind up the Company's affairs in preparation for a potential liquidation, the ability of the Company to identify potential acquisition targets and to successfully complete such potential acquisitions and the Company's ability to retain management and professional employees during its wind down period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company has identified the accounting principles critical to our business and results of operations. We determined the critical principles to be those that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

RESERVES

         The Company maintains allowances for the collection of receivables remaining from discontinued operations. These allowances are the result of the inability or unwillingness of many of the Company's former customers to make payments. Several of the key industries in which the Company operated have been severely impacted by the Balanced Budget Act of 1998. As a result of the provisions of this Act, many of the Company's former customers went bankrupt and many are nearly insolvent. Accordingly, the Company has maintained significant allowances against it accounts and notes receivables from these customers.

         On a quarterly basis, the Company reviews the value of the reserves and adjusts the net value of the receivables to the estimated amount that management expects to realize. When facts and circumstance indicate that an account has been impaired below its current carrying value, the company will adjust the reserve accordingly. When a customer files for bankruptcy or other facts and circumstance dictate that no reasonable hope exists that the associated receivable will be collectible at any future period, the Company writes off the accounts receivable balance. Generally when the Company estimates that the net receivable remaining from discontinued operations has increased, the Company will release the associated reserves only when there has been a significant change in facts or circumstances to support the Company's change in estimate.

         Many of the Company's accounts and notes receivable are fully reserved because the Company believes it is highly unlikely that it will collect any portion of these accounts. Of the accounts that are only partially reserved, there are fewer than eight accounts that make up greater than 76% of the net balance. As a result it is inherently difficult to estimate the amount that the Company will realize upon collection. If the financial condition of the Company's former customers were to deteriorate, resulting in an impairment of their ability to make any payments owed to the Company, significant changes to our reserves may be required

INCOME TAXES

         The Company has net operating loss carryforwards. The realization of any benefit of these loss carryforwards is dependent on future actions and the actual amount of these loss carryforwards may change over time. The Company does not recognize any benefit on its financial statements for any previously incurred losses and will not until it determines that it is more likely than not that it will have taxable income to realize these benefits.

LOSS CONTINGENCIES

         The Company records estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, the Company discloses such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. If the Company had used different assumptions, there may have been a material adverse impact to the financial statements. In particular, the Company has estimated that all of the material litigation will be settled and that none of the cases will result in a judgment against the Company. If the Company's assumptions are incorrect and there are one or more material judgments against the Company, the Company may be forced to file for bankruptcy protection.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges or for purposes "other than trading," instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, or commodity price risk. The Company has entered into no forward or futures contracts, purchased no options and entered into no swap arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          AS OF JUNE 30,
                                                                              ----------------------------------------
                                                                                     2002                  2001
                                                                              -------------------    -----------------
ASSETS
Current assets:
     Cash and cash equivalents.........................................       $        11,632        $         5,687
     Deferred income taxes.............................................                    21                    652
     Income tax receivable and accrued interest........................                13,039                     --
     Prepaid expenses..................................................                 1,762                  1,859
                                                                              -------------------    -----------------
         Total current assets..........................................       $        26,454        $         8,198
     Restricted cash...................................................                 4,366                  4,670
                                                                              -------------------    -----------------
         Total assets..................................................       $        30,820        $        12,868
                                                                              ===================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses.............................       $         1,059        $           557
     Note payable......................................................                    --                     60
     Net liabilities remaining from discontinued operations............                 4,345                  4,775
     Taxes payable.....................................................                 2,281                  1,952
                                                                              -------------------    -----------------
         Total current liabilities.....................................                 7,685                  7,344
     Deferred income taxes.............................................                    21                    652
                                                                              -------------------    -----------------
         Total liabilities.............................................                 7,706                  7,996
     Commitments and contingencies (Note 13)...........................                    --                     --
     Stockholders' equity:
       Common stock, $.01 par value; authorized 200,000 shares; issued
         89,522 and 68,672 shares at June 30, 2002 and 2001,
         respectively..................................................                   895                    687
       Additional paid-in capital......................................               274,490                274,646
       Accumulated deficit.............................................              (209,597)              (227,787)
                                                                              -------------------    -----------------
                                                                                       65,788                 47,546
       Less: Common stock in treasury (at cost), 5,308 shares at
         June 30, 2002 and 2001........................................               (42,674)               (42,674)
                                                                              -------------------    -----------------
         Total stockholders' equity....................................                23,114                  4,872
                                                                              -------------------    -----------------
         Total liabilities and stockholders' equity....................       $        30,820        $        12,868
                                                                              ===================    =================

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED JUNE 30,
                                                              ---------------------------------------------------------
                                                                   2002                2001                 2000
                                                              ----------------    ----------------    -----------------
Selling, general and administrative expenses...........       $      3,983           $   5,660        $     24,771
(Credit) provision for restructure.....................               (213)               (116)             (1,987)
                                                              -------------          ----------       -------------
   Loss from operations................................             (3,770)             (5,544)            (22,784)
Interest on cash and other income......................                710               1,048               4,179
Gain on sale of property and equipment.................                 --                  --               1,528
Interest expense.......................................                 (5)                (80)             (6,876)
                                                              -------------          ----------       -------------
   Loss from continuing operations before
     extraordinary item................................             (3,065)             (4,576)            (23,953)
Income from discontinued operations, net of tax........                 --                  --               9,877
Gain (loss) on disposal of discontinued  operations,
  net of tax...........................................             21,255               3,745            (374,122)
Extraordinary item - gain on repurchase of financing
  arrangements.........................................                 --                  --                 598
                                                              -------------          ----------       -------------
   Net income (loss)...................................       $     18,190           $    (831)       $   (387,600)
                                                              =============          ==========       =============
   Loss per share from continuing operations before
     extraordinary item - basic and assuming
     dilution..........................................       $      (0.05)          $    (.07)       $      (0.38)
                                                              =============          ==========       =============
   Net income (loss) per share - basic and assuming
     dilution..........................................       $       0.28           $   (0.01)       $      (6.12)
                                                              =============          ==========       =============
   Weighted average number of shares  outstanding -
     basic and assuming dilution.......................             65,306              63,364              63,326
                                                              =============          ==========       =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                COMMON                                         RETAINED
                                          SHARES                 STOCK                        ADDITIONAL       EARNINGS
                                 -------------------------     ($0.01 PAR      TREASURY        PAID-IN        (ACCUMULATED
                                   ISSUED        TREASURY        VALUE)          STOCK         CAPITAL          DEFICIT)
                                 ------------   -----------    ------------   ------------    -----------    ---------------
Balance at June 30, 1999....          68,561       (5,308)     $     686      $  (42,674)     $  274,603        $ 160,644
Issued  in  connection
  with employee benefit
  plans.....................             111           --              1              --              43               --
Net loss....................              --           --             --              --              --         (387,600)
                                 ------------   -----------    ------------   ------------    -----------    ------------
Balance at June 30, 2000....          68,672       (5,308)           687         (42,674)        274,646         (226,956)
Net (loss)..................              --           --             --               --             --             (831)
                                 ------------   -----------    ------------   ------------    -----------    ------------
Balance at June 30, 2001....          68,672       (5,308)           687         (42,674)        274,646         (227,787)
                                 ------------   -----------    ------------   ------------    -----------    ------------
Issued in connection with
  conversion of note
  payable...................          20,850           --            208              --            (156)              --
Net income..................              --           --             --              --              --           18,190
                                 ------------   -----------    ------------   ------------    -----------    ------------
Balance at June 30, 2002....          89,522       (5,308)     $     895      $  (42,674)     $  274,490     $   (209,597)
                                 ============   ===========    ============   ============    ===========    ============


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------------------------------
                                                                   2002                2001                 2000
                                                              ----------------    ----------------    --------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)...................................       $     18,190        $       (831)       $   (387,600)
   Adjustments to reconcile net income (loss) to net
     cash flows from operating activities of
     continuing operations:
     Income from discontinued operations, net of tax...                 --                  --              (9,877)
     (Gain) loss on disposal of discontinued
       operations, net of tax..........................            (21,255)             (3,745)            374,122
     Extraordinary item - gain on repurchase of
       financing arrangements..........................                 --                  --                (598)
     Credit provision for restructure..................               (213)               (116)             (1,987)
     Gain on sale of property and equipment............                 --                  --              (1,528)
     Depreciation and amortization.....................                 --                  --               1,336
     Non-cash compensation ............................                 --                  60                  --
     Income from restricted cash.......................                (55)                 --                  --
     Changes in assets and liabilities, net of effects
       from acquisitions and dispositions:
       Other current assets............................                 97               1,272              (6,673)
       Accounts payable and accrued expenses...........                502              (9,328)            (16,623)
       Current income taxes............................                329                (274)             26,962
       Escrow receivable...............................                 --               4,506              (4,506)
       Other, net......................................                 --                  --              (4,375)
                                                              ----------------    -------------       --------------
     Net cash flows used in continuing operations......             (2,405)             (8,456)            (31,347)
     Net cash flows provided by (used in) discontinued
       operations......................................              7,999              (8,197)              8,034
                                                              ----------------    -------------       --------------
       Net cash flows provided by (used in) operating
         activities....................................              5,594             (16,653)            (23,313)
                                                              ----------------    -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Continuing operations:
     Proceeds from sale of property and equipment......                 --                  --               4,934
   Discontinued operations:
     Net proceeds from sales of businesses.............                 --                  --             564,811
     Payments for businesses acquired, net of cash
       acquired........................................                 --                  --              (5,007)
     Additions to property and equipment...............                 --                  --              (5,249)
     Release (deposits) of restricted cash.............                359              12,332             (17,002)
                                                              ----------------    -------------       --------------
     Net cash flows provided by investing activities...                359              12,332             542,487
                                                              ----------------    -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Continuing operations:
     Payment of debt and credit arrangements...........                 --                  --            (522,281)
     Proceeds from common stock issued.................                 --                  --                  44
   Discontinued operations:
     Proceeds from debt and credit arrangements........                 --                  --               1,654
     Payment of debt and credit arrangements...........                 --                  --              (5,693)
     Payment of note payable...........................                 (8)                 --                  --
                                                              ----------------    -------------       --------------
   Net cash flows used in financing activities.........                 (8)                 --            (526,276)
                                                              ----------------    -------------       --------------
Net increase (decrease) in cash and cash equivalents...              5,945              (4,321)             (7,102)
Cash and cash equivalents, beginning of year...........              5,687              10,008              17,110
                                                              ----------------    -------------       --------------
Cash and cash equivalents, end of year.................       $     11,632        $      5,687        $     10,008
                                                              ================    =============       ==============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

             (IN THOUSANDS, EXCEPT PER SHARE DATA AND EMPLOYEE DATA)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS: J. L. Halsey Corporation, formerly NAHC, Inc. (the "Company"), previously operated in three business segments: long-term care services, outpatient services and employee services. Long-term care services ("LTCS") consisted of providing rehabilitation and healthcare consulting services on a contract basis to health care institutions, primarily long-term care facilities. This segment was disposed of on June 1, 1999. Outpatient services consisted of providing orthotic and prosthetic ("O&P") and physical rehabilitation and occupational health ("PROH") rehabilitation services through a national network of patient care centers. The O&P and PROH businesses were sold on July 1, 1999 and November 19, 1999, respectively. Employee services were comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services, and were generally provided to small and medium-sized businesses. This segment was disposed of on October 19, 1999.

         The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its remaining assets, general administrative matters and the preparation for potential liquidation or redeployment of assets. Accordingly, the accompanying consolidated financial statements reflect all the Company's assets and liabilities, results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations.

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, and prior to their disposition, its majority-owned subsidiaries and companies effectively controlled through management agreements under the nominee structure. Under the terms of these agreements, the Company had absolute authority to change the nominee for an insignificant amount of consideration, as long as the nominee was duly certified in the state to which the management agreement pertained. Investments in 20% to 50% of the voting interest of affiliates are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATION: Certain reclassifications of prior year amounts have been made to conform with the current year's presentation.

         CASH AND CASH EQUIVALENTS: The Company's financial assets consist of money-market instruments. These items are recorded on the Company's balance sheet at current value, which includes cost plus earned interest. The Company maintains cash balances with banks in excess of FDIC insured limits.

         Restricted cash balances consist of the following:

                                                                                   June 30, 2002    June 30, 2001
                                                                                  ---------------  -----------------
Cash balance in support of self-insured workers compensation liabilities........  $        4,366   $        4,670
                                                                                  ---------------  -----------------

         NET LIABILITIES REMAINING FROM DISCONTINUED OPERATIONS: At June 30, 2002, the net liabilities remaining from discontinued operations primarily consist of trade accounts receivable, Medicare indemnification receivables, and liabilities related to all of the Company's disposed operating segments which arose prior to or as a result of the disposition transactions.

         INCOME TAXES: The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Valuation allowances are provided against deferred tax assets, which are unlikely to be realized.

         NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share ("EPS") is calculated using the weighted average number of common shares outstanding during each period. Net income (loss) per share assuming dilution, if diluted, is calculated using basic EPS adjusted for the effects of stock options, contingently issuable shares under certain acquisition agreements and convertible subordinated debentures.

         COMPREHENSIVE INCOME (LOSS): For fiscal year 2002 the Company's comprehensive income consists only of net income. For fiscal years 2001 and 2000, the Company's comprehensive income consisted only of net loss.

2. RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

         The Company has disposed of all its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its remaining assets, general administrative matters and the preparation for potential liquidation or redeployment of assets. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

         FINANCIAL RESTRUCTURING: Pursuant to a Plan of Restructuring (the "Plan") adopted by the Company's stockholders at a Special Meeting of Stockholders held on September 21, 1999, as amended on September 27, 2000, May 9, 2001, January 14, 2002 and September 19, 2002 the Board of Directors has the authority to commence a liquidation of the Company if suitable reinvestment opportunities are not identified by the Company by December 31, 2003 (the "Liquidation Date"). The Plan also affords the Board the discretion to adjust the Liquidation Date to a date earlier or later than December 31, 2003, if it determines such action to be appropriate. In evaluating whether to reinvest the Company's remaining assets or to liquidate the Company, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction of all actual and contingent liabilities. The majority of the Company's remaining assets from its discontinued operations (approximately $3,700, net of reserves) consists of delinquent or disputed accounts receivable that are in litigation proceedings. The Company's remaining liabilities include, among others, contingent liabilities that have arisen (and may arise) from pending legal actions against the Company or for which the Company may be responsible. The Company is unable to determine the value of net assets, if any, that may be available for a potential reinvestment until these legal proceedings are settled or concluded. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding liabilities. There are a number of significant risks associated with the Company's implementation of the Plan. Because of the factors cited above, the Company's estimate of possible net assets available for distribution or investment is extremely uncertain. Furthermore, due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, attempt to negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws. Furthermore, even if the Company has sufficient net assets to pursue a business acquisition or combination in accordance with the Plan, there can be no assurance that the Company will be able to identify an opportunity on commercially acceptable terms or that the Company could successfully operate any business that may ultimately be acquired.

         THE AMOUNT OF NET ASSETS, IF ANY, AVAILABLE FOR INVESTMENT OR DISTRIBUTION IN LIQUIDATION IS EXTREMELY UNCERTAIN (UNAUDITED).

         Since the Company first made estimates of its liquidation value in its proxy statement dated August 13, 1999, management has from time to time materially changed those estimates, and there can be no assurance that such estimates, including those estimates contained in this report, will not be materially changed in the future. The range of the estimate, currently $.08 and $.24 per share of common stock, reflects the inherent uncertainty of the Company's liquidation value. This uncertainty is due, in general, to the nature of the Company's assets and its contingent liabilities. A percentage of the Company's assets consist of delinquent or disputed accounts receivable, which the Company is attempting to collect through litigation. Counterclaims have been filed against the Company in nearly all of these actions. The results of these collection actions are inherently uncertain. Furthermore, the Company is a defendant in multiple significant litigation matters. See "Legal Proceedings." The outcome of these matters is not possible to predict and the current minimum estimate includes only estimates of potential settlements of certain material lawsuits, but does not include estimates of an adverse ruling or judgment against the Company. If the Company suffers an adverse ruling or judgment in these cases, the Company may have little or no assets to distribute or may be forced to seek bankruptcy law protection.

CASH FLOW MAY BE INSUFFICIENT TO SATISFY OBLIGATIONS.

         The Company's cash position will vary based on the timing and amount of cash inflows and outflows. Cash inflows primarily consist of collections from the Tax Refund Payment and litigation related to receivables and Medicare-related receivables. Cash outflows are principally related to legal proceedings and claims against the Company and general and administrative expenses. The outcome of litigation and arbitration proceedings is extremely uncertain. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws. If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company will be forced to seek protection under bankruptcy laws. The Company may be forced to liquidate under this circumstance, with the stockholders of the Company receiving no proceeds in such liquidation.

THERE IS A SUBSTANTIAL RISK THE COMPANY WILL BE FORCED TO SEEK BANKRUPTCY LAW PROTECTION.

         If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company will be forced to seek protection under bankruptcy laws. This is likely to occur if the Company cannot settle the lawsuits against it, with the stockholders of the Company receiving little or no proceeds in such liquidation.

THE COMPANY'S PROFESSIONAL LIABILITY INSURER IS UNABLE TO PAY CLAIMS ON BEHALF OF THE COMPANY.

         On August 16, 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania filed a Petition for Rehabilitation against the Company's professional liability insurance carrier, PHICO Insurance Company. The Order of Rehabilitation gave the Insurance Commissioner statutory control of PHICO in order for the Commissioner to thoroughly analyze, evaluate and oversee PHICO's finances. During the rehabilitation process, the Commissioner determined that PHICO is insolvent. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate PHICO Insurance Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company. The Company is working with state insurance guarantee funds to determine the extent to which these funds can be used to pay claims on the Company's behalf. Management is continuing to assess the effect of the PHICO liquidation on the Company.

THE COMPANY MAY NOT EVER BE PROFITABLE FROM OPERATIONS.

         Although the Company has recorded a net income for the year ended June 30, 2002, the Company incurred substantial net losses in each of the previous three fiscal years. The net income in fiscal 2002 was primarily due to the realization of certain receivables in excess of book value, the release of reserves no longer necessary as a result of the settlement of various lawsuits and a settlement with the Tax Division of the U.S. Department of Justice. The Company currently has no operations and thus there can be no assurance that it will be profitable in future periods. The Company's ability to become profitable depends on (1) there being sufficient net assets to invest and (2) management's ability to find a suitable business opportunity in which to invest. There can be no assurance that there will be any, or sufficient, assets to invest or that management will identify such an investment opportunity, or if identified, that the Company will be able to reach an agreement and complete such an investment. Furthermore, there can be no assurance that any investment made by the Company will be profitable.

THE COMPANY MAY BE CONSIDERED AN INVESTMENT COMPANY.

         The Investment Company Act of 1940 requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Unless an exclusion or safe harbor applies, a company may be deemed to be an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. A general exclusion is provided for companies that are engaged primarily in a business other than investing.

         From the time of its public offering until November 19, 1999, the Company continued to operate one or more of its healthcare or professional employment businesses and, therefore, was not an investment company because it was primarily engaged in a business other than investing. Since November 1999, the Company has been engaged in litigation, arbitration and other activities as part of winding down the various liabilities and assets from its operating businesses. The Company believes it has been involved primarily in a business other than investing since November 1999. There is a risk that the Securities and Exchange Commission ("SEC") may take a contrary view.

         The Company believes that there are several exclusions from the definition of investment company available to it. First, the Company does not meet the 40% test with respect to the composition of its assets. Fewer than 40% of its assets are in categories that the Company believes could be considered to be "investment securities." Second, the Company has placed assets that could be considered "investment securities" into "cash items." All of the company's financial assets are in cash items. Cash items are excluded from the calculation to determine whether a company meets the 40% test.

         In the event that the SEC disagrees with the Company's analysis, the Company may be required to register as an investment company under the Investment Company Act of 1940 or seek an exemption from the SEC that would exclude us from the definition of an investment company.

THE CURRENT MANAGEMENT TEAM HAS ONLY LIMITED KNOWLEDGE OF THE COMPANY'S OPERATING HISTORY.

         The financial constraints under which the Company is, and has been, operating have made it difficult to retain management personnel, virtually all of which were replaced subsequent to the disposal of the Company's operating business segments. This high rate of management turnover, and the resultant loss of institutional knowledge, makes it more difficult to both defend claims being made against the Company and assert claims on its behalf.

EXTENSION OF LIQUIDATION DATE MAY INCREASE EXPENSES AND FURTHER REDUCE LIQUIDATION VALUE.

         The Plan of Restructuring approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates or other investment opportunities, and thus delay the Liquidation Date. The Board has exercised this discretion several times, and it is now expected that the Company's liquidation will not occur, if at all, until December 31, 2003. The Board may exercise its discretion to extend the Liquidation Date in the future. The decision to extend the Liquidation Date could result in the further depletion of proceeds available to stockholders should the Board later decide to proceed with the liquidation of the Company.

LIQUIDATION WILL RESULT IN LOSS OF NOLS.

         If the Board of Directors decides to move forward with the Company's liquidation, any potential benefit of the Company's net operating loss carryforwards for income tax purposes will be lost.

3.       DISCONTINUED OPERATIONS

         At June 30, 2002 and 2001, net liabilities from discontinued operations consisted of

                                 JUNE 30, 2002      JUNE 30, 2001
                                 -------------      -------------
     Assets....................      3,683             12,357
     Liabilities...............      8,028             17,132

         At June 30, 2002 and 2001, the net liability from discontinued operations consisted primarily of accrued expenses to wind down the disposed operations. These costs include workers compensation, payroll, legal fees, estimated litigation or litigation settlement expenses, and other liabilities. These costs are offset by accounts and notes receivable and Medicare indemnification receivables, substantially all of which are in litigation or arbitration and are in excess of three years old. The company does not have any collateral with respect to the outstanding accounts receivable and indemnification receivables. It is reasonably possible that the amounts of accrued liabilities and the established reserves against these receivables may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

         During fiscal 1999, the Company experienced a severe decline in revenues and profitability in its long-term care services operating segment. The revenue decline resulted from a combination of reduced patient volume (primarily related to fewer therapy patients per customer facility and fewer treatments per patient) and lower prices. The lower prices in turn reflected reduced reimbursement rates from the Medicare program for contract therapy services. The Company implemented a revised operating model in an attempt to mitigate the effects of the lower reimbursement rates, but continued to experience declining profitability because it could not sufficiently lower its costs to match the decline in revenues.

         In late fiscal 1998, the Company recorded a provision for restructure of $23,500 to recognize the costs of converting to the aforementioned revised operating model. This provision was recorded based on the anticipated impact of the changes in the Medicare reimbursement system mandated by the Balanced Budget Act of 1997 (the "BBA"). The provision related principally to severance costs associated with personnel changes required by the Company's revised operating model and anticipated the severance of approximately 2,975 employees. During fiscal 1999, it became apparent that a portion of this fiscal 1998 charge would not be required. A significant portion of the employee base covered by the restructure reserve voluntarily resigned to seek new employment or obtained employment with customers when these customer facilities converted to in-house therapy programs. Ultimately, 1,441 employees were terminated related to this provision and $13,300 was reversed.

         In fiscal 1999, the Company recorded an additional provision for restructure of $111,947 related to its decision to completely exit certain long-term care markets, principally in the Western United States, where it was determined that low customer and therapist concentration would preclude a return to profitability. These markets included California, Colorado, Texas and the Northwest. The Company determined that it would be unable to recover its investment in long-lived assets in this portion of its long-term care operating segment and, accordingly, wrote down all of its investment in these assets and recognized the cost, consisting principally of employee severance costs, of exiting the selected markets. The exit plan called for the termination of approximately 1,300 employees, of which 1,200 were direct care providers in the geographic regions exited and the remainder were general and administrative personnel. All of the affected employees have been terminated.

         The provisions for restructure for the long-term care services segment consisted of the following:

                                                                              YEARS ENDED JUNE 30,
                                                            ------------------------------------------------------
                                                                  2002                2001                2000
                                                            -----------------   -----------------   --------------
       Employee severance and other.....................           --                  --                 728
       Reversal of prior year provision.................         (299)               (220)                (58)
                                                            -----------------   -----------------   --------------
       Total............................................    $    (299)          $    (220)          $     670
                                                            =================   =================   ==============

         A summary of the activity related to the provisions for restructure for the long-term care services operating segment is as follows:

                                                                              YEARS ENDED JUNE 30,
                                                            ---------------------------------------------------
                                                                  2002                2001             2000
                                                            -----------------   -----------------   -----------
       Beginning balance................................    $     567           $     999           $   3,206
       Provision for restructure........................           --                  --                 728
       Reversal of prior year provision for restructure.         (299)               (220)                (58)
       Payments and other reductions....................          (42)               (212)             (2,877)
                                                            -----------------   -----------------   ----------
       Ending balance...................................    $     226           $     567           $     999
                                                            =================   =================   ==========

         Despite these actions, the Company determined that its remaining operations were unlikely to achieve a sufficient level of profitability to justify continued operations. Accordingly, the Company sold its remaining long-term care operations to Chance Murphy, Inc. as of June 1, 1999 for a nominal amount and issued a working capital guarantee of $30,000 to the buyer.

         A provision for loss on discontinued operations was recorded in fiscal 1999 based on management's best estimates of the amounts expected to be realized on the sale of the long-term care services operations. While management's estimates were based on an analysis of the sale transaction, the amounts the Company will ultimately realize could differ materially from the amounts assumed in computing the loss anticipated on the final disposal of the discontinued operations. In connection with the sale of the long-term care services segment in fiscal 1999, the Company recognized a pretax loss of $36,676 ($30,838 after-tax) which included the $30,000 working capital guarantee and the write down of certain property and equipment and other assets.

         Included in the net liabilities of discontinued operations are accounts receivable of the long-term care services Western operations, which were closed in fiscal 1999, and accounts receivable related to the operations sold in fiscal 1999 to Chance Murphy. In a release dated November 11, 1999, the Company and Chance Murphy agreed that a working capital guarantee had been satisfied and that the Company was entitled to retain receivables above a specified amount.

         In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to cost report settlements with Medicare, Medicaid and other third party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds would remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third party claims have been resolved. Prior to June 30, 2000, the Company and Chance Murphy agreed to reduce the amount held in escrow to $1,750. As a result, $1,250 was released to the Company. An agreement was reached between the Company and Chance Murphy in May 2002 in which an additional $1,650 was released to the Company. At June 30, 2002, the Company had $50 remaining in escrow, net of reserves, which is included in other assets within the net liabilities remaining from discontinued operations on the Company's balance sheet. This amount is expected to be collected sometime in fiscal 2003.

         In fiscal 2000, as a result of the overall continued deterioration of the financial condition of providers of long-term care services as a consequence of the Balanced Budget Act ("BBA"), the Company recorded an additional loss on the disposal of its long-term care services operating segment of $30,944. This loss primarily relates to a provision for uncollectible accounts for certain remaining accounts receivable, including amounts due to the Company for its indemnification of customers for disallowed Medicare charges and trade accounts receivable.

         In fiscal 2000, HealthSouth Corporation filed a lawsuit against the Company seeking payment of approximately $12,600 with respect to Medicare cost report settlements related to its medical rehabilitation hospital division, which the Company sold to HealthSouth in fiscal 1995 (see Note 13). The Company recorded an additional provision for this matter and has included such amount in the loss on the disposal of the long-term care services segment for fiscal 2000. This lawsuit was settled in December 2001 and the impact of this confidential settlement has been recorded in these financial statements.

         In fiscal 2001, the Company recorded a gain on the disposal of its long-term care services operating segment of $3,587. This gain relates primarily to changes in estimates of expenses for the long-term care services discontinued operations and gains due to the receipt of medicare appeals.

         In fiscal 2002, the Company recorded a gain on the disposal of its long-term care services operating segment of $20,776. This gain relates primarily to collections of receivables in excess of book value, the release of reserves no longer necessary as a result of various lawsuits including the HealthSouth lawsuit in December 2001, and a settlement with the Tax Division of the U.S. Department of Justice, offset by additional legal and collection expenses related to the disposal of long-term care services.

         On July 1, 1999, the Company sold its O&P business to Hanger Orthopedic Group, Inc. ("Hanger") for $445,000. Of the purchase price, the Company placed $15,000 in escrow in conjunction with a guarantee of a minimum $93,982 of working capital, as defined in the purchase and sale agreement. In connection with the working capital guarantee, Hanger presented the Company in November 1999 with a calculation of working capital that indicated an adjustment of approximately $29,000. In April 2000, Hanger revised the calculations of the working capital adjustment to approximately $33,000. The Company presented to Hanger its objections to Hanger's working capital calculations, with which Hanger disagreed. In accordance with the O&P purchase and sale agreement, an independent arbiter was engaged by both parties to resolve the matter by binding arbitration. On May 22, 2000, the Company received notification from the independent arbiter, which determined the working capital adjustment to be $25,104. The Company sued Hanger over this and related issues. Hanger took $15,000 in escrow in June 2000. The Company and Hanger settled their disputes related to this in July of 2000. Cash in the amount of

$6,000 was paid to Hanger on July 3, 2000. In satisfaction for the remaining working capital obligation, the Company issued a promissory note for $3,700 payable in six equal monthly installments through December 2000 plus 7% interest. The promissory note was paid in full in December 2000.

         The gain on the sale of O&P consists of the following:

         Cash received........................................   $  392,695
         Debt assumed by the buyer............................       37,305
         Less: transaction costs and related liabilities......      (25,704)
                                                                 ----------
         Net transaction amount...............................      404,296
         Book basis of net assets of O&P......................     (362,905)
                                                                 ----------
         Gain on sale of O&P..................................   $   41,391
                                                                 ==========

         The cumulative gain on the sale of O&P is included in net loss on disposal of discontinued operations. For income tax purposes, any tax liability resulting from this transaction will be offset by net operating loss carryforwards and the losses on the sales of NCES and PROH.

         On October 19, 1999, the Company completed the sale of its interest in NCES at the tender offer price of $2.50 per share. In connection with the tender offer, the Company placed approximately $13,400 in escrow related to its four-year agreement with NCES to provide employee services to PROH (the "PROH Subscriber Agreement") of which $11,570 remained in escrow at June 30, 2000. On July 13, 2000, the Company reached agreement with the purchasers of NCES to mutually release the remaining escrow to satisfy the $10,600 obligation under the PROH Subscriber Agreement as of June 30, 2000, on a discounted basis for $9,375 and substantially all other obligations of the Company to the purchasers of NCES as specified in the NCES purchase and sale agreement. Accordingly, of the $11,288 escrow as of that date, $9,428 was released to the purchasers of NCES and $1,860 to the Company.

         The loss on disposal of NCES consists of the following:

         Cash received........................................    $  48,500
         Less:  transaction costs and related liabilities.....       (5,244)
                                                                  ---------
         Net transaction amount...............................       43,256
         Book basis of net assets of NCES.....................      (47,791)
                                                                  ---------
         Loss on disposal of NCES.............................    $  (4,535)
                                                                  =========

         The cumulative loss on disposal of NCES is included in the net loss on disposal of discontinued operations.

         In fiscal 1999, as a result of the Company's decision to exit the long-term care services operating segment and sell the O&P business included in its outpatient services segment, the services the Company required of its employee services segment were substantially reduced. The Company's employee services segment recorded a provision for restructure of $910 consisting principally of employee severance costs for 49 employees working at its corporate headquarters and lease mitigation costs, to reflect the impact of this decision. As of October 19, 1999, the date of the NCES sale, all affected employees related to this charge were terminated. All severance payments accrued under the provision for restructure were paid in fiscal 2000.

         On November 19, 1999, the Company completed the sale of PROH to Select Medical Corporation ("Select"). The purchase and sale agreement required Select to pay a purchase price of $200,000 of which the proceeds were reduced by the amount of PROH debt assumed by Select and $36,800 was placed in escrow for two years related to certain representations made by the Company, including minimum working capital of $84,856, collectibility of $98,715 in accounts receivable, net of reserves, and certain contingent earnout payments and litigation matters. The Company's maximum liability with respect to these representations, excluding the litigation matters, was limited to the amount placed in escrow. In fiscal 2000, the amount due under the working capital representation was finalized with Select, and the Company and Select agreed to release $966 from escrow. At June 30, 2000, the Company had established a reserve of $32,459, against the escrow account related to the Company's settlement with Select as of July 6, 2000. Such escrow reserve primarily related to the accounts receivable, as described below, and contingent earnout representations. Transaction costs include a $12,800 liability primarily related to the PROH Subscriber Agreement as well as $5 million related to severance costs to be paid by the

Company as a result of terminations following closing. At June 30, 2001, the liabilities had been paid. The loss on disposal of PROH consists of the following (in thousands):

         Cash received...........................................     $       123,616
         Amount placed in escrow.................................              36,800
         Debt assumed by the buyer...............................              39,584
         Less:  transaction costs and related liabilities........             (24,746)
                                                                      ---------------
         Net transaction amount..................................             175,254
         Book basis of net assets of PROH........................            (522,661)
                                                                      ---------------
         Loss on disposal of PROH before escrow reserve..........            (347,407)
         Escrow reserve..........................................             (32,459)
                                                                      ---------------
         Loss on disposal of PROH................................     $      (379,866)
                                                                      ===============

         On July 6, 2000, the Company entered into a settlement agreement with regard to the accounts receivable shortfall, contingent earnout obligations and certain other differences and disagreements between the Company and Select as they relate to the PROH purchase and sale agreement and related escrow. As a result of the settlement, the remaining funds in escrow accounts, including interest, were disbursed to the parties with $4,506 being returned to the Company. In addition, the Company agreed to reimburse Select up to $1,750 for Medicare liabilities, if any, that relate to periods prior to the PROH sale. In November 2000, the Company paid Select approximately $460 to settle certain Medicare liabilities.

         The cumulative loss on disposal of PROH is included in the net loss on disposal of discontinued operations and includes estimates of reserves and certain liabilities which may require adjustment.

         During fiscal 1999, the Company recorded a provision for restructure of $30,225 in connection with its decision to exit certain non-strategic markets served by its PROH business within its outpatient services segment. The markets consisted of 40 PROH clinics. This decision resulted in a write-down of the value of the related assets to estimated net realizable value. The provision for restructure consisted principally of the write-down of excess cost of net assets acquired in the amount of $28,300. The clinics disposed of had annualized net revenues of approximately $16,600 and annualized operating profit of approximately $200. On November 19, 1999, the PROH business was sold.

         The $21,255 gain on disposal of discontinued operations, net of tax recorded in fiscal 2002, reflects gains on the sale of PROH ($282), O&P ($1,697), and LTCS ($20,776) as well as a loss on the sale of NCES in the amount of $1,500. The Company did not record any tax provision related to the gain on disposal since it will be offset by the Company's NOL's. The gain on the disposal of these discontinued operations primarily relates to the settlement with the Tax Division of the U.S. Department of Justice in the amount of $8.7 million plus approximately $3-$4 million in interest, the realization of certain receivables in excess of book value totaling $8.1 million, the net release of reserves no longer necessary as a result of the settlement of various lawsuits totaling $2.6 million, the reversal of prior year accruals of $3.2 million, reduced by additional legal and collection expenses related to the disposal of the long-term care services of $3.4 million and additional liabilities for workers compensation claims in the amount of $1.9 million.

         Net cash flows provided by discontinued operations in 2002 of $7,999 were principally due to the collection of accounts and notes receivables offset by collection and litigation expenses.

         The $3,745 gain on disposal of discontinued operations, net of tax recorded in fiscal 2001, reflects a loss on the sale of PROH ($5) and gains on the disposal of NCES ($57), O&P ($106), and LTCS ($3,587). The Company did not record any tax provision related to the gain on disposal since it will be offset by the Company's NOL's. The gain on the disposal of these discontinued operations primarily relates to the realization of certain receivables in excess of book value totaling $6.7 million and the net release of reserves no longer necessary as a result of the settlement of various lawsuits approximating $350, reduced by collection expenses of $2.4 million, additional legal expenses of approximately $584 and costs to settle workers compensation claims of approximately $443.

         The $374,122 loss on the disposal of discontinued operations in fiscal 2000 reflects the loss on the sales of PROH ($379,871) and NCES ($4,592) and adjustments related to changes in estimates of long-term care services discontinued operations stemming from deteriorating industry conditions ($30,944), offset partially by the gain on the sale of O&P ($41,285). The Company did not record any tax benefit related to the loss on disposal due to the uncertainty of future realization.

         Results of operations for all of the Company's discontinued operations (consisting of the outpatient services, employee services and long-term care services operating segments) were as follows for fiscal 2000. In fiscal 2002 and 2001, there were no discontinued operations.

                                             YEAR ENDED JUNE 30,
                                             ------------------
                                                       2000
                                             ------------------
       Net revenues......................       $     388,786
       Income before income taxes........               5,507
       Income tax benefit ...............               4,370
                                                ---------------
       Net income........................       $       9,877
                                                ===============

4.       NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation and reconciliation of net loss per share-basic and net loss per share-assuming dilution:

                                                                                               YEARS ENDED JUNE 30,
                                                                                 --------------------------------------------------
                                                                                       2002                2001             2000
                                                                                 -----------------   -----------------   ----------
       Loss from continuing operations before
         extraordinary item, net of tax .....................................         $ (3,065)         $ (4,576)         $ (23,953)
       Income from discontinued operations, net of tax ......................               --                --              9,877
       Gain (loss) on disposal of discontinued
         operations, net of tax .............................................           21,255             3,745           (374,122)
       Extraordinary item ...................................................               --                --                598
                                                                                      --------          --------          ---------
             Net income (loss) ..............................................         $ 18,190          $   (831)         $(387,600)
                                                                                      ========          ========          =========
       Weighted average shares outstanding:
             basic and assuming dilution ....................................           65,306            63,364             63,326
                                                                                      ========          ========          =========
       Loss per share from continuing operations before
         extraordinary item - basic and assuming
         dilution ...........................................................         $  (0.05)         $  (0.07)         $   (0.38)
       Income per share from discontinued operations -
         basic and assuming dilution ........................................               --                --               0.16
       Gain (loss) per share on disposal of discontinued
         operations, net of tax - basic and assuming
         dilution ...........................................................             0.33              0.06              (5.91)
       Extraordinary item per share - basic and assuming
         dilution ...........................................................               --                --               0.01
                                                                                      --------          --------          ---------
       Net income (loss) per share - basic and assuming
         dilution ...........................................................         $   0.28          $  (0.01)         $   (6.12)
                                                                                      ========          ========          =========

5.       PROVISION FOR RESTRUCTURE

         In the fourth quarter of fiscal 1999, the Company recorded a provision for restructure of $12,260 related to a program to reduce its selling, general and administrative costs incurred at its corporate headquarters.

         Activity in the accrued liability for this provision consisted of the following:

                                                                   YEARS ENDED JUNE 30,
                                                ------------------------------------------------------
                                                    2002                2001               2000
                                                 ------------    -----------------      ---------------
       Beginning balance ......................     $ 220                $  81                $ 11,575
       Reclassification of receivable .........        --                  711                      --
       Reversal of provision ..................      (213)                (116)                 (1,987)
       Payments and other reductions ..........        (7)                (456)                 (9,507)
                                                    -----                -----                --------
       Balance ................................     $  --                $ 220                $     81
                                                    =====                =====                ========

6.       FINANCING ARRANGEMENTS

         During fiscal 2000, the Company repurchased $90.2 million par value, plus accrued interest, of the convertible subordinated debentures through a series of transactions on the open market. The Company recorded an extraordinary gain of $598 associated with these repurchases. The Company repaid the remaining outstanding convertible subordinated debentures in their entirety, including accrued interest, on January 18, 2000.

         Interest paid on debt during fiscal 2002, 2001 and 2000 totaled $6, $76, and $11,260, respectively.

7.       PROPERTY AND EQUIPMENT

         As of June 30, 2002 and 2001, the Company's property and equipment was fully depreciated and therefore valued at $0. Depreciation expense during the fiscal years ended 2002, 2001 and 2000 was $0, $0, and $34 respectively.

8.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are summarized as follows:

                                                                 AS OF JUNE 30,
                                                       ------------------------------------
                                                            2002                 2001
                                                       ------------------------------------
         Accounts payable............................. $           955            $    222
         Accrued compensation and benefits............             104                 110
         Accrued provision for restructure............              --                 220
         Other........................................              --                   5
                                                       ----------------     ---------------
                                                       $         1,059            $    557
                                                       ================     ===============

9.       NOTE PAYABLE

         On September 27, 2000, the Company issued a 10% convertible subordinated note to an officer in the amount of $60. The note accrued interest at a rate of 10% per annum and was payable on the earlier of demand by the officer for payment or May 1, 2006. The note was convertible into the Company's common stock and had a conversion price that ranged from $0.04 to a potential $0.0025 per share. In the event that the Company's board acted to file liquidation papers, or took other actions that would result in returning assets to the stockholders, the note (and all accrued interest) became convertible into the Company's common stock at a conversion price of $0.0025 per share. In January of 2002, the note was transferred to a limited partnership controlled by an affiliate of the officer.

         As set forth in the terms of the note (filed with the SEC as an exhibit to the Company's 2000 Form 10-K), the conversion price became fixed at $.0025 per share once the Company filed with the SEC a Form 10-Q or 10-K indicating a Balance Sheet Equity (as defined in the note) of greater than $6,000. The Company's balance sheet on Form 10-Q for the period ending March 31, 2002 satisfied this requirement. On May 28, 2002 the limited partnership converted $52.125 of the $69.500 note balance into 20,850,000 shares of the Company's common stock. The remaining $9.5 of interest and $7.875 of principal was paid to the limited partnership in cash in June 2002.

10.      OPERATING LEASES

         The Company rents office space under a non-cancelable operating lease, which expires December 31, 2002. Future minimum lease payments as of June 30, 2002 were zero. The Company had a prepaid balance of $44 as of June 30, 2002 on future lease payments. Total rent expense charged to operations was $102, $74 and $829 in fiscal 2002, 2001 and 2000, respectively.

         The Company received sublease payments amounting to $0, $4 and $174 for the years ended June 30, 2002, 2001 and 2000, respectively, from companies controlled by the Chairman of the Board of the Company.

11.      INCOME TAXES

The components of income tax expense (benefit) were as follows:

                                                                                YEARS ENDED JUNE 30,
                                                                ----------------------------------------------------
                                                                     2002                2001               2000
                                                                ----------------    ----------------   -------------
       Current
           Federal .........................                    $    --             $        --        $     --
           State ...........................                         --                      --              --
                                                                     --                      --              --
       Deferred
           Federal .........................                         --        -             --              --
           State ...........................                         --        -             --              --
                                                                --------            ------------       ---------
                                                                $     0             $         0        $      0
                                                                ========            ============       =========

Included in the gain on discontinued operations for 2002 was a current federal benefit of $9,361.

         The components of net deferred tax assets (liabilities) as of June 30, 2002 and 2001 were as follows:

                                                                                               AS OF JUNE 30,
                                                                                      --------------------------------
                                                                                            2002              2001
                                                                                      ---------------    -------------
         Accruals and reserves not currently deductible for tax purposes ........         $   7,549          $  16,701
         Restructure reserves ...................................................                93                233
         Net operating loss, capital loss and tax credit carryforwards ..........           125,135            119,748
                                                                                          ---------          ---------
         Gross deferred tax assets ..............................................           132,777            136,682
         Valuation allowance ....................................................          (132,756)          (136,030)
                                                                                          ---------          ---------
         Net deferred tax assets ................................................                21                652
                                                                                          ---------          ---------
         Other, net .............................................................               (21)              (652)
                                                                                          ---------          ---------
         Gross deferred tax liabilities .........................................               (21)              (652)
                                                                                          ---------          ---------
         Net deferred tax asset (liability) .....................................         $      --          $      --
                                                                                          =========          =========

         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to Federal and state net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carryforwards that may not be realized. The changes in the valuation allowance for the fiscal years ended June 30, 2002 and 2001 are as follows:

                                                                                       AS OF JUNE 30,
                                                                               --------------------------------
                                                                                    2002              2001
                                                                               ---------------    -------------
         Balance at beginning of year.....................................     $   (136,030)      $   (106,206)
         Increase related to deferred tax assets for net operating
           loss and capital loss carryforwards which may not be
           realized.......................................................            3,274            (29,824)
                                                                               ---------------    -------------
         Balance at end of year...........................................     $   (132,756)      $   (136,030)
                                                                               ===============    =============

         The Company has Federal net operating loss carryforwards of approximately $197,000 and a capital loss carryforward of approximately $39,000, to offset future taxable income and taxable gains. The net operating loss carryforwards expire principally in 2018. The capital loss carryforwards expire in 2005 and 2007. If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

         The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax (benefit) expense was as follows (in thousands):

                                                                                    YEARS ENDED JUNE 30,
                                                                      -----------------------------------------------
                                                                           2002                2001            2000
                                                                      ----------------    ----------------  ----------
       Expected federal income tax expense (benefit) .............         $ 3,090            $(291)           $(8,384)
       State income taxes, less federal benefit ..................              --               --                 --
       Non-deductible nonrecurring items .........................              --               --                 --
       Non-deductible amortization of excess cost of net
         assets acquired .........................................              --               --                 --
       Effect of valuation allowance on current year
         losses ..................................................          (3,090)             291              8,384
       Othet, net ................................................              --               --                 --
                                                                           -------            -----            -------
                                                                           $     0            $   0            $     0
                                                                           =======            =====            =======

         The net amount of income taxes paid (refunded) during fiscal 2002, 2001 and 2000 amounted to $0, ($38), and ($26,705), respectively.

12.      BENEFIT PLANS

STOCK OPTION PLANS

         The Company's stock option plans, as amended, provide for issuance of options to purchase up to 8,600 shares of common stock to employees, officers and directors. Under the plans, substantially all options are granted for a term of up to 10 years at prices equal to the fair market value at the date of grant and vest ratably over five years.

         The following summarizes the activity of the stock option plans:

                                                                                 YEARS ENDED JUNE 30,
                                                                --------------------------------------------------------
                                                                     2002                2001                2000
                                                                ----------------    ----------------   -----------------
       Options:
           Outstanding at beginning of year................               1,092               1,115               4,430
           Granted.........................................                  --                  --                  --
           Exercised.......................................                  --                  --                  (1)
           Canceled........................................                (416)                (23)             (3,314)
                                                                ----------------    ----------------   -----------------
       Outstanding at end of year..........................                 676               1,092               1,115
                                                                ================    ================   =================
           Option price per share ranges:
           Outstanding at beginning of year................      $2.38 - $13.25      $2.38 - $14.38       $.12 - $20.58
           Granted.........................................                  --                  --                  --
           Exercised.......................................                  --                  --                $.12
           Canceled........................................      $2.38 - $13.25      $2.38 - $14.38       $.12 - $20.58
           Outstanding at end of year......................      $2.38 - $13.25      $2.38 - $13.25      $2.38 - $14.38
       Options exercisable at end of year..................                 433                 568                 372
       Exercisable option price ranges.....................      $2.38 - $13.25      $2.38 - $13.25      $2.38 - $14.38
       Options available for grant at end of year under
         stock option plans................................               2,196               1,956               1,946

OTHER STOCK AWARDS

         The following summarizes the other stock award activity:

                                                                                 YEARS ENDED JUNE 30,
                                                                --------------------------------------------------------
                                                                     2002                2001                2000
                                                                ----------------    ----------------   -----------------
       Options:
       Outstanding at beginning of year....................           3,200               3,200                   4,250
       Granted.............................................              --                  --                      --
       Exercised...........................................              --                  --                      --
       Canceled............................................              --                  --                  (1,050)
                                                                -----------    ----------------       -----------------
       Outstanding at end of year..........................           3,200               3,200                   3,200
                                                                ===========    ================       =================
       Option price per share ranges:
       Outstanding at beginning of year....................     $      6.88         $      6.88          $4.88 - $11.50
       Granted.............................................              --                  --                      --
       Exercised...........................................              --                  --                      --
       Canceled............................................              --                  --                      --
       Outstanding at end of year..........................     $      6.88         $      6.88          $         6.88
       Options exercisable at end of year..................           3,200               3,200                   2,500
       Exercisable option price ranges.....................     $      6.88         $      6.88          $         6.88

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the plans. The table below sets forth the pro forma information as if the Company had adopted the compensation recognition provisions of SFAS 123:

                                                                                 YEARS ENDED JUNE 30,
                                                                --------------------------------------------------------
                                                                     2002                2001                2000
                                                                ----------------    ----------------   -----------------
       Increase to:
       Net loss............................................     $        --         $        --        $        --
       Net loss per share-basic and assuming dilution......              --                  --                 --
       Assumptions:
       Expected life (years)...............................             4.0                 4.0                4.0
       Risk-free interest rate.............................               0%                  0%                 0%
       Volatility..........................................               0%                  0%                 0%
       Divided yield.......................................             N/A                 N/A                N/A

RETIREMENT PLANS

         The Company had defined contribution 401(k) plans covering substantially all of its employees. Company contributions for fiscal 2002, 2001 and 2000 were $0, $0 and $810 respectively. The Company terminated its 401(k) plan as of December 31, 1999, received notification of approval from the Internal Revenue Service to dissolve the plan on October 6, 2000 and distributed the plan assets to participants by December 31, 2000. The Company had a non-qualified supplemental benefit plan covering certain key employees. The Company's matching contributions were $0, $0 and $70 for fiscal 2002, 2001 and 2000, respectively. The supplemental benefit plan was terminated and plan assets were distributed to plan participants in fiscal 2000.

13.      COMMITMENTS AND CONTINGENCIES

         Halsey is party to certain claims, suits and complaints, which have arisen in the ordinary course of business and in the course of selling its operating businesses. Described below are certain claims, suits or complaints, which, in the opinion of management, could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Collectively, the damages sought to be recovered from the Company in these cases are in the hundreds of millions of dollars.

         The financial statements reflect management's best estimate of the cost to litigate and settle these cases. The Company has not anticipated an adverse ruling or judgement in any of these matters; if it suffers an adverse ruling or judgement, the Company may be forced to seek bankruptcy law protection.

         BRADY V. NAHC, INC., ET AL., in the United States District Court for the Eastern District of Pennsylvania. This is a purported class action case filed on behalf of all persons who purchased the common stock of the Company during the period between April 5, 1999 through and including November 22, 1999. Five similar actions have been filed in the Eastern District of Pennsylvania, including one that alleges a class period from May 20, 1998 through November 22, 1999. They have been consolidated into a single action. PricewaterhouseCoopers LLP is named as a defendant in the case.

         The case is subject to the provisions of the Private Securities Litigation Reform Act of 1995 ("PSLRA").

         The Plaintiffs asserted that the Company and certain of its directors and officers violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 by making false and misleading statements and omissions regarding the prospects of the Company's business and the Company's liquidation value and by failing timely to disclose the impact of the Balanced Budget Act of 1997 on the long term care services business. The Plaintiffs allege that these statements and omissions artificially inflated the value of the Company's stock during the class period. The Plaintiffs also assert a violation of Section 14(a) of the Exchange Act and Rule 14a-9 against the Company and individual Defendants as well as against Wasserstein Perella & Co. in connection with the Company's proxy statements dated August 13, 1999, as amended through September 10, 1999. The Plaintiffs allege that the Defendants were negligent in disseminating the proxy statements, which allegedly contained materially false and misleading statements. Wasserstein Perella & Co. has notified the Company that it will seek indemnification from the Company in connection with this action, pursuant to its engagement agreement with the Company.

         The Company has notified its insurance carriers of this action. If the Defendants suffer an adverse judgment which the Company is required to pay, it will likely result in there being no assets for acquisition of a business or liquidation; in such event, the Company may be forced to file for bankruptcy law protection.

         On October 17, 2001, the U.S. District Court for the Eastern District of Pennsylvania dismissed the Brady case against the Company and PricewaterhouseCoopers LLP with prejudice. The plaintiff has appealed this decision.

         HEALTHSOUTH CORPORATION V. NOVACARE, INC. AND NC RESOURCES, INC., Montgomery County Court of Common Pleas, No. 99-17155 (filed September 28,
1999). The complaint in this action alleges that, pursuant to a February 3, 1995 stock purchase agreement involving the sale of the Company's medical rehabilitation hospital subsidiary Rehab Systems Company ("RSC") to Healthsouth Corporation ("Healthsouth"), the Company agreed to reimburse Healthsouth for any payments that Healthsouth was obligated to pay Medicare, Medicaid or other cost-based reimbursement systems as a result of RSC's indebtedness to such payors. The Healthsouth litigation settled during the second quarter of fiscal 2002, the effect of which has been included in these financial statements. The agreement is subject to confidentiality.

         UNITED STATES OF AMERICA, EX REL., SAUL EPSTEIN V. NOVACARE, INC., ET AL., CIVIL ACTION NO. 98-CV-4185. This qui tam action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999 the complaint was unsealed. On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. Pursuant to the purchase and sale agreement for the sale of the Company's PROH division to Select, the Company has, in certain circumstances, indemnified Select and the PROH subsidiaries acquired by Select for damages relating to those entities arising from this action relating to conduct prior to the sale to Select. This action has been re-sealed in the district court. During the second quarter of fiscal 2002, an order relating to this case was filed in the district court. The effect of this order has been reflected within these financial statements. The Company expects that it will not incur any additional financial liability as a result of this case.

         PIACENTILE V. NAHC, INC. During the second quarter of fiscal 2002, the Company was served with another qui tam suit. The relator/plaintiffs in this suit allege violations of the federal False Claims Act by the Company. The complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. The Company has completed its initial review of this case (including appropriate accruals for handling this matter) and plans to vigorously defend this matter.

         SABOLICH, INC., SABOLICH PROSTHETICS CENTER OF WICHITA, INC., SABOLICH TRI-STATE PROSTHETICS, INC., SABOLICH OF FLORIDA, INC. AND JOHN A. SABOLICH V. NOVACARE, INC. AND NOVACARE ORTHOTICS AND PROSTHETICS EAST, INC. THIS ACTION WAS FILED ON MAY 18, 1999 IN THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF OKLAHOMA, CASE NO. CIV-99-670-T. The complaint alleges that the defendants breached a 1994 Agreement of Purchase and Sale involving the acquisition of the plaintiffs' orthotics and prosthetics business. Plaintiffs allege that the defendants breached the agreement by failing to pay certain sums allegedly due them under the agreement. Plaintiffs also allege that defendants tortiously breached an alleged implied covenant of good faith and fair dealing in the agreement. Plaintiffs have claimed $5 million of compensatory damages and $5 million for punitive damages. As part of the Company's Stock Purchase Agreement, dated as of April 2, 1999 and amended May 19, 1999 and June 30, 1999, with Hanger Orthopedic Group, Inc. ("Hanger") for the sale of the Company's orthotics and prosthetics business, the Company and Hanger agreed that each entity would be responsible for 50% of any damages arising from this action, including all costs and expenses associated with the matter. This matter currently is in discovery.

         WALMSLEY AND SULLIVAN V. NAHC, INC. ET. AL. During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by two former employees against the Company and its officer and directors. The suit seeks damages in excess of $3,000 as a result of alleged breaches of contracts to pay certain bonuses, and other claims. The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.

         NAHC, INC. V. UNITED STATES. In this case, the Company seeks a refund of taxes paid. The Company originally filed this action in the United States Court of Federal Claims in 1996 to seek a refund of approximately $35,000 paid by the Company to the IRS/United States as a result of 2 transactions: first, the purchase of Rehab

Systems Corporation in 1992 and the subsequent sale of that business and related businesses to HealthSouth in 1995. In 1998, each of Halsey's, Inc. and the IRS/United States moved for summary judgment on the record. A hearing was held on these motions in September 2000. In March 2002, the judge issued an order denying summary judgment to both parties. Since that time, the parties have been involved in significant discussions concerning a compromise settlement that might be acceptable to both parties. The Company was recently notified by the Tax Division of the U.S. Department of Justice that a settlement in the amount of $8.7 million, plus interest, was accepted. The interest amount is expected to total approximately $3 - $4 million. The U.S. Department of Justice has reserved the right to deduct from the amount due any other tax or other payment that it determines is otherwise due. The IRS is conducting an audit of one of the Company's benefit plans. The Company does not believe that the results of this audit will have a material impact on its financial statement and expects to receive the tax refund, plus interest and less any possible deduction, in the second quarter of fiscal year 2003.

         SIGNIFICANT POTENTIAL MALPRACTICE LIABILITY

         The Company is a defendant in many significant malpractice lawsuits. The Company purchased malpractice insurance from PHICO Insurance Company. PHICO has been determined to be insolvent by the insurance commissioner and a state court. On August 16, 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania filed a Petition for Rehabilitation against the Company's professional liability insurance carrier, PHICO Insurance Company. The Order of Rehabilitation gave the Insurance Commissioner statutory control of PHICO in order for the Commissioner to thoroughly analyze, evaluate and oversee PHICO's finances. During the rehabilitation process, the Commissioner determined that PHICO is insolvent. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate PHICO Insurance Company. As a result, PHICO will not be permitted to pay any claims on the Company's behalf. The Company is working with state insurance guarantee funds to determine the extent to which these funds can be used to pay claims on the Company's behalf. Management is continuing to assess the effect of the PHICO liquidation on the Company.

         The Company is a defendant in a number of additional legal actions seeking monetary damages, which singularly, and in the aggregate, may have a material adverse effect on the Company's business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims (including counterclaims in the millions of dollars) have been made against the Company which, in many cases, exceed the amount sought by the Company in the underlying actions.

14.      RELATED PARTY TRANSACTIONS

         In prior years during the ordinary course of business, the Company purchased printing and copying related services from XYAN.com, Inc., a national internet-based digital imaging company controlled by John H. Foster, Chairman of the Board of the Company, in his capacity as chairman of the board of, and general partner of various venture capital investment funds that own interests in, that company. During the fiscal year ended June 30, 2000, the Company paid XYAN.com, Inc. approximately $15 for services provided. In addition, as of June 30, 2000, the Company had a prepaid balance of $127, representing a prepayment for preferential national pricing. During the fiscal year ending June 30, 2001, the Company incurred $19 for services rendered by Xyan.com and wrote-off the remaining prepaid balance of $108. The Company has ceased utilizing the services of XYAN.com, Inc.

         On May 28, 2002, a limited partnership controlled by an affiliate of an officer of the Company, converted a note payable into shares of the Company's common stock. See Note 9.

         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of J. L. Halsey Corporation

         In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of J. L. Halsey Corporation and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, "Risks and Uncertainties Affecting the Company's Ability to Continue as a Going Concern", the Company disposed of all of its operating businesses and is operating pursuant to a plan of restructuring approved by the stockholders on September 21, 1999, as amended. The plan provides for possible liquidation of the Company at the discretion of the Board of Directors. The remaining activities of the Company consist of managing the legal proceedings against the Company, attempting to realize its assets, general and administrative matters and the preparation for potential liquidation or investment. The environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA

September 13, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Registrant has had no changes in or disagreements with its independent accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the headings "PROPOSAL ONE--ELECTION OF CLASS I DIRECTORS," "DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the heading "EXECUTIVE Compensation" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The information set forth under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

                                                                                               PAGE NUMBER
                                                                                               ------------
      (1)   FINANCIAL STATEMENTS:
            Consolidated Balance Sheets at June 30, 2002 and 2001 .........................     18
            Consolidated Statements of Operations for each of the three years ended
              June 30, 2002, 2001 and 2000 ................................................     19
            Consolidated Statements of Changes in Stockholders' Equity for each of the
              three years ended June 30, 2002, 2001 and 2000 ..............................     20
            Consolidated Statements of Cash Flows for each of the three years ended
              June 30, 2002, 2001 and 2000 ................................................     21
            Notes to Consolidated Financial Statements ....................................     22
            Report of Independent Accountants .............................................     37

      (2)   FINANCIAL STATEMENT SCHEDULE:
            II - Valuation and qualifying accounts for each of the three years in the
              period ended June 30, 2002 ..................................................     42

      (3)   EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K):
            The exhibits required to be filed are listed in the index
              to exhibits .................................................................     43

(b)   Reports on Form 8-K:

      1. Current Report on Form 8-K (Item 5) dated June 18, 2002, announcing the merger of NAHC, Inc. with and into its wholly owned subsidiary, J. L. Halsey Corporation.

                                POWER OF ATTORNEY

         The Registrant and each person whose signature appears below hereby appoint David R. Burt as attorney-in-fact with full power of substitution, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2002

                          J. L. HALSEY CORPORATION, INC.

                          By: /s/ David R. Burt
                              -------------------------------------------------
                              David R. Burt
                              Chief Executive Officer, President and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                         TITLE                              DATE
/S/ JOHN H. FOSTER                                 Chairman of the Board and Director         September 30, 2002
------------------------------------
(JOHN H. FOSTER)

/S/ DAVID R. BURT                                  Chief Executive Officer, Principal         September 30, 2002
------------------------------------               Financial and Accounting Officer
(DAVID R. BURT)                                    and Director

/S/ CHARLES E. FINELLI                             Director                                   September 30, 2002
------------------------------------
(CHARLES E. FINELLI)

/S/ TIMOTHY FOSTER                                 Director                                   September 30, 2002
------------------------------------
(TIMOTHY FOSTER)

/S/ STEPHEN E. O'NEIL                              Director                                   September 30, 2002
------------------------------------
(STEPHEN E. O'NEIL)

/S/ WILLIAM T. COMFORT, III                        Director                                   September 30, 2002
------------------------------------
(WILLIAM T. COMFORT, III)

                                  CERTIFICATION

         I, David R. Burt, Chief Executive Officer, President, Secretary and Treasurer (and acting Chief Financial Officer) of J. L. Halsey Corporation, certify that:

             1. I have reviewed this annual report on Form 10-K of J. L. Halsey Corporation;

             2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

             3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

                             /s/ David R. Burt
                             --------------------------------------------------
                             David R. Burt
                             Chief Executive Officer, President, Secretary
                             and Treasurer (and acting Chief Financial Officer)

                                   SCHEDULE II

                            J. L. HALSEY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                        BALANCE AT       CHARGED TO
                                       BEGINNING OF      COSTS AND                                        BALANCE AT
DESCRIPTION                               PERIOD          EXPENSES          OTHER         DEDUCTIONS     END OF PERIOD
-----------                            ------------     -------------     -----------    ------------    -------------
Year ended June 30, 2002:
Allowance for uncollectible
  accounts .......................       $25,765               --         (7,937)(3)      (9,349)(2)       $    8,479

Year ended June 30, 2001:
Allowance for uncollectible
  accounts .......................       $36,633               --         (2,626)(3)      (8,242)(2)       $   25,765

Year ended June 30, 2000:
Allowance for uncollectible
  accounts .......................        $7,124           24,727          8,408(1)       (3,626)(2)       $   36,633

(1) Primarily allowances for doubtful accounts related to receivables.
(2) Primarily write-offs.
(3) Primarily related to changes in reserve estimates for receivables.

                                  EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION

2(a)(i)       Stock Purchase Agreement dated as of April 2, 1999 by and among           --
              NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc.
              and HPO Acquisition Corp. (incorporated by reference to Exhibit
              2(a) to the Company's Current Report on Form 8-K dated July 1,
              1999).

2(a)(ii)      Amendment No. 1 to Stock Purchase Agreement made as of May 19,            --
              1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger
              Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to the Company's Current Report on
              Form 8-K dated July 1, 1999).

2(a)(iii)     Amendment No. 2 to Stock Purchase Agreement made as of June 30,           --
              1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger
              Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to the Company's Current Report on Form
              8-K dated July 1, 1999).

2(b)(i)       Stock Purchase Agreement dated as of June 1, 1999 by and among            --
              NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc.
              (incorporated by reference to Exhibit 2(a) to the Company's
              Current Report on Form 8-K dated June 1, 1999).

2(b)(ii)      Amendment No. 1 to Stock Purchase Agreement made as of June 1,            --
              1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance
              Murphy, Inc. (incorporated by reference to Exhibit 2(b) to the
              Company's Current Report on Form 8-K dated June 1, 1999).

2(c)          Stockholder Agreement dated as of September 8, 1999 among Plato           --
              Holdings, Inc., New Plato Acquisition, Inc., NC Resources, Inc.
              and NovaCare, Inc. (incorporated by reference to Exhibit 2((a) to the Company's Current Report on Form 8-K dated October 14, 1999).

2(d)(i)       Stock Purchase Agreement dated as of October 1, 1999 by and among         --
              NovaCare, Inc. NC Resources, Inc. and Select Medical Corporation
              (incorporated by reference to Exhibit 2(b) to the Company's
              Current Report on Form 8-K dated October 14, 1999).

2(d)(ii)      First Amendment dated November 19, 1999 to the Stock Purchase             --
              Agreement dated October 1, 1999 among NovaCare, Inc., NC
              Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form
              8-K dated December 6, 1999).

2(d)(iii)     Opinion of Warburg Dillon Read LLC dated as of October 1, 1999            --
              (incorporated by reference to Exhibit 99(a) to the Company's
              Current Report on Form 8-K dated October 14, 1999).

3(a)(i)       Certificate of Incorporation of the Company, as amended                   --
              (incorporated by reference to Exhibit 3.1 to the Company's
              Registration Statement on Form S-4 filed with the Securities and
              Exchange Commission on February 5, 2002, file no. 333- 82154).

3(a)(ii)      Certificate of Ownership and Merger of NAHC, Inc. into NovaCare,          --
              Inc. (incorporated by reference to Exhibit 3A(ii) to the Company's
              Form 10-K405 for the fiscal year ended June 30, 2000).

3(a)(iii)     Certificate of Ownership and Merger of NAHC, Inc. with and into J.        --
              L. Halsey Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S- 4 filed with the
              Securities and Exchange Commission on February 5, 2002, file no.
              333- 82154).



EXHIBIT NO.                            DESCRIPTION

3(b)          First Amended and Restated Bylaws of the Company.                         --

4(a)(i)       1986 Stock Option Plan, as amended October 31, 1996 (incorporated         --
              by reference to Exhibit 4(a) to the Company's Annual Report on
              Form 10-K for the year ended June 30, 1997).

4(a)(ii)      Amendment No. 2 to 1986 Stock Option Plan.                                --

4(b)*         Form of Indenture dated as of January 15, 1993 between the Company        --
              and Pittsburgh National Bank relating to 51/2% Convertible
              Subordinated Debentures Due 2000 (incorporated by reference to
              Exhibit 4 to Registration Statement on Form S-3 No. 33-55710).

4(c)(i)       1998 Stock Option Plan (incorporated by reference to Exhibit 4 to         --
              Registration Statement Form S-8 filed with the Securities and
              Exchange Commission on January 15, 1999, File No. 333-70653).

4(c)(ii)      Amendment No. 1 to 1998 Stock Option Plan.                                --

4(d)          J. L. Halsey Corporation Executive Stock Option Plan.                     --

10(a)         Stock Purchase Agreement dated as of May 1, 1997 between NovaCare         --
              Employee Services, Inc. and James W. McLane (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form
              10-K for the year ended June 30, 1998).

10(b)         Supplemental Benefits Plan as amended to date (incorporated by            --
              reference to Exhibit 10(k) to the Company's Annual Report on Form
              10-K for the year ended June 30, 1998).

10(c)         Subscriber Services Agreement dated as of July 1, 1999 between            --
              NovaCare, Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(b) to the Company's Current Report on
              Form 8-K dated November 2, 1999).

10(d)         Amended and Restated Employment Agreement dated as of September           --
              27, 2000 between the Company and David R. Burt (incorporated by reference to Exhibit 10(k)(i) to the Company's Annual Report on
              Form 10-K for the year ended June 30, 2000).

10(e)         Convertible Subordinated Note dated as of September 27, 2000              --
              issued by the Company to David R. Burt (incorporated by reference to Exhibit 10(k)(ii) to the Company's Annual Report on Form 10-K
              for the year ended June 30, 2000).

10(f)(i)      Indemnification Agreement, dated May 4, 2000, by and between NAHC,        --
              Inc. and David R. Burt (the "Burt Indemnification Agreement").

10(f)(ii)     Assignment and Assumption Agreement, dated as of June 1, 2002, by         --
              and between NAHC, Inc. and J. L. Halsey Corporation, assigning the obligations of NAHC under the Burt Indemnification Agreement to
              Halsey.

10(g)         Form of Indemnification Agreement, dated June 30, 2002, entered           --
              into by and between the Company and each of John H. Foster,
              Timothy E. Foster, Stephen E. O'Neil, Charles E. Finelli, and
              William T. Comfort, III.


EXHIBIT NO.                            DESCRIPTION

21            Subsidiaries of the Company (incorporated by reference to
              Exhibit 21 to the Company's Annual Report on Form 10-K for
              the year ending June 30, 2000).                                           --

24            Power of Attorney (see "Power of Attorney" in Form 10-K)                  --

         Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

         Exhibits denoted by an asterisk were filed prior to the Company's adoption of filing via EDGAR.