Form 10-K/A
period 2002-06-30
JL HALSEY CORP
filed 2002-10-28
CIK 1166220

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                    YES X   NO

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

         AS OF AUGUST 26, 2002, 84,214,280 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $1,863,916. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         NONE.

         This Amendment No. 1 to the Annual Report on Form 10-K of J. L. Halsey Corporation (the "Company") amends and restates in its entirety Part III of the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on October 1, 2002 (the "Form 10-K"). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Form 10-K.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                   NAME                                  POSITION                           AGE
                   ----                                  --------                           ---
       John H. Foster.............        Chairman of the Board of Directors and
                                          Director                                          59
       David R. Burt..............        Chief Executive Officer, President,
                                          Secretary, Treasurer and Director                 39
       William T. Comfort, III....        Director                                          36
       Charles E. Finelli.........        Director                                          38
       Timothy E. Foster..........        Director                                          51
       Stephen E. O'Neill.........        Director                                          70

         No family relationships exist among any of the directors or executive officer of the Company. Executive officers serve at the discretion of the Company's Board of Directors.

         JOHN H. FOSTER has been Chairman of the Board since December 1984. From 1984 to May 1997 he was also the Company's Chief Executive Officer. Mr.
Foster was, until recently, a director of Corning Incorporated, an international corporation with business interests in specialty materials and communications. Mr. Foster is founder and Chairman of the Board of Foster Management Company, an investment advisor, the principal offices of which are located in Pennsylvania.

         DAVID R. BURT has been our Chief Executive Officer, President and Secretary since May 4, 2000, Treasurer since January 14, 2002, and a director since June 7, 2000. Mr. Burt is also President, Chief Executive Officer, Secretary, and a director of Ergo Science Corporation, a biopharmaceutical company. He joined Ergo Science Corporation as Vice President, Corporate Development, in March 1993, was appointed Secretary in March 1997, and in March 1999 was appointed President, Chief Executive Officer and director.

         WILLIAM T. COMFORT, III has been a director of the Company since May 2002. He was a private equity investor with CVC Capital Partners, a leading private equity firm based in London, England, from February 1995 until December 2000. He now serves as a consultant to Citicorp Venture Capital. Mr. Comfort has served as a member of the board of Ergo Science Corporation, a Delaware corporation, since January 2001, and as member of numerous boards of directors for public and private companies, from which he has subsequently resigned, as a representative of CVC and/or CVC Capital Partners. Mr. Comfort received his J.D. and L.L.M. in tax from New York University School of Law.

         CHARLES E. FINELLI has been a director since August 18, 2000. An attorney, Mr. Finelli has been in private practice for seven years specializing in litigation. He is a graduate of the University of Arkansas School of Law.

         TIMOTHY E. FOSTER has been a director since 1984. Mr. Foster also has served in a number of executive positions for the Company, including Chief Executive Officer from May 1997 through January 2000, President and Chief Operating Officer from October 1994 until May 1997, Senior Vice President and Chief Financial Officer from November 1988 to October 1994, Treasurer from March 1992 to October 1994 and Secretary from September 1987 to May 1994. Mr. Foster has served as Chairman and Chief Executive Officer of Dominica Management, Inc. since August 2000. From 1996 until January
2000, Mr. Foster was a partner in certain investment partnerships managed by Foster Management Company.

         STEVEN E. O'NEIL has been a director since December 1984. Mr. O'Neil has been a Principal of The O'Neil Group, a private investment firm, since 1981. He is a director of Brown-Forman Corporation, Castle Convertible Fund, Inc., Spectra Fund, Inc., Alger Fund, Inc. and Alger American Fund.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of its shares of common stock to file with the SEC initial reports of ownership of shares of common stock and reports of changes in such ownership. The SEC's rules require such persons to furnish the Company with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, the Company believes that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended June 30, 2002, except that Texas Addison Limited Partnership and Texas Barrington LLC each filed a late Form 3 in June 2002 in respect of their becoming 10% holders of common stock; William T. Comfort III filed a late Form 3 in June 2002 in respect of his appointment to the Board of Directors; Charles E. Finelli filed a late Form 4 in July 2002 with respect to an acquisition of common stock that occurred in six transactions that occurred in May 2002; and David R. Burt, Texas Addison Limited Partnership and Texas Barrington LLC each filed a late Form 4 in June 2002 with respect to the conversion of the note into common stock.

ITEM 11.      EXECUTIVE COMPENSATION

         The following table sets forth certain information for the fiscal years ended June 30, 2000, 2001 and 2002 concerning the compensation of the Company's Chief Executive Officer and certain other executive officers. These individuals are referred to herein as "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                     ANNUAL COMPENSATION         COMPENSATION
                                                     -------------------         ------------
                                                                                  SECURITIES
NAME AND                                                                          UNDERLYING          ALL OTHER
PRINCIPAL POSITION                        YEAR      SALARY          BONUS         OPTIONS (#)      COMPENSATION
------------------                     ----------  --------      ---------    ------------------  -----------------
                                                     ($)          ($)                                     ($)
David R. Burt........................    2002        250,000      267,598             --                  --
  Chief Executive Officer,               2001        250,000      272,000             --               119,065(1)
   President, Secretary, Treasurer       2000         44,231           --             --                  --
   and Director

James T. Walmsley....................    2002        107,699      164,128             --               164,128
  Vice President                         2001        200,012      467,190             --                  --
                                         2000        189,009    1,305,604             --                  --

-------------

(1) This amount represents the income for tax purposes reflected by a note payable to Mr. Burt.

                        OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted to any Named Executive Officer during the fiscal year ended June 30, 2002.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

         No options were exercised during, and no options were held by, any Named Executive Officer at the end of the fiscal year ended June 30, 2002.

                              EMPLOYMENT AGREEMENTS

         Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as the Company's Chief Executive Officer. The term of the agreement continues through May 5, 2005, subject to certain extensions. Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000. The agreement requires Mr. Burt to devote at least 50% of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer, inasmuch as Mr. Burt also serves as president, chief executive officer and a director of Ergo Science Corporation. Mr. Burt's agreement provides for additional bonuses as follows: 10% of the amount the Company collects on certain of the Company's delinquent receivables in excess of the amount booked for such receivables on the Company's balance sheet, subject to a specified cap; and 10% of the difference between the amount at which certain of the Company's liabilities are booked on the Company's balance sheet and the actual amounts the Company pays. As consideration for, among other things, his efforts in obtaining settlements on certain disputes in July 2000, the Company granted Mr. Burt a convertible promissory note in the principal amount of $60,000. Mr. Burt subsequently transferred the note to a family limited partnership controlled by him. On or about May 28, 2002, the holder of the note converted $52,125 of principal on the note into 20,850,000 shares of Common Stock. The remaining $7,825 in principal and $9,500 in accrued interest were redeemed by the Company. On September 19, 2002, the family limited partnership granted an option to purchase 4,170,000 shares of the Common Stock acquired upon conversion of the note to Mr. William T. Comfort III, a director of the Company, at $0.04 per share. Mr. Burt's employment agreement also provides him certain registration rights with respect to the shares acquired upon conversion of the note.

         The Company and James T. Walmsley, our former Vice President, are currently engaged in litigation with respect to (i) the Company's claim that Mr. Walmsley defrauded the Company and (ii) amounts that Mr. Walmsley claims the Company owes to him.

                       COMPENSATION OF DIRECTORS OF HALSEY

         The Company provides each non-employee director with an annual retainer of $25,000. Each director receives a fee of $1,000 per meeting attended, plus out-of-pocket expenses. In addition, members of board committees receive a fee of $1,000, plus out-of-pocket expenses, for each non-telephonic committee meeting attended that is not scheduled in conjunction with a meeting of the full board, and a fee of $500, plus out-of-pocket expenses, for each non-telephonic committee meeting attended in conjunction with a meeting of the full board and for each telephonic meeting of any committee of the board. Executive officers of the Company do not receive additional compensation for serving on the board of directors.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Company during 2002 consisted of Stephen O'Neil, Charles Finelli and John Foster. Mr. Foster serves as the Company's non-executive Chairman of the Board. He served as an executive officer of the Company until January 2000. No executive officer of the Company serves as a member of the compensation committee or board of directors of another company of which an executive officer serves on the Compensation Committee of the Company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of August 26, 2002 by:

          o each stockholder known by the Company to beneficially own more than five percent of the common stock;

          o    each of the Company's directors;

          o    each of the Company's Named Executive Officers; and

          o    all directors and executive officers as a group.

         The Company has determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons included in this table have sole voting and investment power with respect to all the shares of common stock beneficially owned by them, subject to applicable community property laws. The number of shares beneficially owned by a person includes shares of common stock that are subject to stock options that are either currently exercisable or exercisable within 60 days after the Record Date. These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person. These shares are not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person.

                                                                    AMOUNT AND NATURE OF            PERCENTAGE OF
                NAME OF BENEFICIAL OWNER (a)                        BENEFICIAL OWNERSHIP         OUTSTANDING SHARES
--------------------------------------------------------------     ------------------------     ----------------------
LDN Stuyvie Partnership...................................              11,046,955 (b)                    13.1%
John H. Foster............................................               4,621,213 (c)                     5.4%
David R. Burt.............................................              16,680,000 (d)                    19.8%
William T. Comfort III....................................               4,170,000 (e)                     5.0%
Timothy E. Foster.........................................               1,440,000 (f)                     1.7%
Stephen E. O'Neil.........................................                  71,100 (g)                     *
Charles E. Finelli........................................                 610,000                         *
Directors and Officers as a group (5 persons).............              38,639,268 (h)                    43.9%

----------------------

* Represents beneficial ownership of less than 1%.

(a) Information as to the interests of the directors and officers has been furnished in part by them. The inclusion of information concerning shares held by or for their spouses or children or by corporations or other entities in which they have an interest does not constitute an admission by such persons of beneficial ownership thereof. Unless otherwise indicated, the address of each director and officer listed is 2325-B Renaissance Drive, Suite 21, Las Vegas, Nevada 89119. Unless otherwise indicated, all persons have sole voting and dispositive power as to all shares they are shown as owning.

(b) Information as to holdings of LDN Stuyvie Partnership, a limited partnership of which Stuyvesant P. Comfort is the general partner, is based upon a report on Schedule 13D filed with the Securities and Exchange Commission. Such report indicated that 11,046,955 shares were owned with sole dispositive power and with sole voting power.
     The address of LDN Stuyvie Partnership is 11 Cadogan Street, London SW3 2PP, United Kingdom.

(c) Includes 2,120,000 shares of common stock presently issuable upon the exercise of options.

(d) Consists entirely of shares held by the Texas Addison Limited Partnership, the general partner of which is controlled by Mr. Burt. Does not include 4,170,000 shares of common stock owned by the partnership which are presently purchasable by Mr. Comfort pursuant to an option granted to him by the partnership on September 19, 2002.

(e) Consists entirely of shares of common stock presently purchasable from the Texas Addison Limited Partnership, the general partner of which is controlled by Mr. Burt, pursuant to an option granted by the partnership to Mr. Comfort on September 19, 2002.

(f) Consists entirely of shares of common stock presently issuable upon the exercise of options.

(g) Includes 71,000 shares of common stock presently issuable upon the exercise of options.

(h) Includes 3,631,000 shares of common stock issuable by the Company upon exercise of options exercisable within 60 days after the record date. Does not include the shares of common stock purchasable by Mr. Comfort from a family limited partnership controlled by Mr. Burt.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information with respect to securities available for issuance under equity compensation plans:

                                                                                              NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE
                                                                                               FOR FUTURE ISSUANCE
                                     NUMBER OF SECURITIES                                   UNDER EQUITY COMPENSATION
                                       TO BE ISSUED UPON            WEIGHTED-AVERAGE            PLANS (EXCLUDING
                                    EXERCISE OF OUTSTANDING        EXERCISE PRICE OF               SECURITIES
                                     OPTIONS, WARRANT AND         OUTSTANDING OPTIONS,            REFLECTED IN
        PLAN CATEGORY                      RIGHTS(a)             WARRANTS AND RIGHTS(b)           COLUMN(a))(c)
-------------------------------    --------------------------    -----------------------    --------------------------
Equity compensation plans
approved by securityholders                3,871,000                     $6.36                      2,200,000

Equity compensation plans not
approved by securityholders                   --                           --                          --

Total                                      3,871,000                     $6.36                      2,200,000

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On or about May 28, 2002, a family limited partnership controlled by David Burt, our Chief Executive Officer, converted $52,125 of the $60,000 note originally issued to Mr. Burt in September 2000 for 20,850,000 shares of Common Stock. The remaining $7,875 of principal and $9,500 of interest accrued on the note was redeemed by the Company at the time of the conversion. On September 19, 2002, the family limited partnership granted an option to purchase 4,170,000 shares of the Common Stock acquired upon conversion of the note to Mr. William
T. Comfort III, a director of the Company, at $0.04 per share.

ITEM 14.      CONTROLS AND PROCEDURES

         Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 28, 2002

                        J. L. HALSEY CORPORATION, INC.

                        By:    /s/ David R. Burt
                               ------------------------------------------
                               David R. Burt
                               Chief Executive Officer, President and Secretary