Form 10-Q
period 2002-09-30
JL HALSEY CORP
filed 2002-11-14
CIK 1166220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         COMMISSION FILE NUMBER 1-10875

                             J.L. HALSEY CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                               01-0579490
      (State of incorporation)          (I.R.S. Employer Identification No.)

           2325-B RENAISSANCE DRIVE, SUITE 21, LAS VEGAS, NEVADA 89119
               (Address of principal executive office) (Zip code)

                  Registrant's telephone number: (702) 966-4246

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/   No / /

As of November 1, 2002, J.L. Halsey Corporation had 84,214,280 shares of common stock, $.01 par value, outstanding.

                    J.L. HALSEY CORPORATION AND SUBSIDIARIES

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

PART NO.        ITEM NO.                      DESCRIPTION                                           PAGE NO.
--------        --------                      -----------                                           --------
     I                        FINANCIAL INFORMATION
                   1          Financial Statements

                              - Condensed Consolidated Balance Sheets as of
                                 September 30, 2002 and June 30, 2002                                  1

                              - Condensed Consolidated Statements of Operations for the
                                 Three Months Ended September 30, 2002 and 2001                        2

                              - Condensed Consolidated Statements of Cash Flows for the
                                 Three Months Ended September 30, 2002 and 2001                        3

                              - Notes to Condensed Consolidated Financial Statements                   4

                   2          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                     11

                   3          Quantitative and Qualitative Disclosure About Market Risk               14

                   4          Controls and Procedures                                                 14

     II                       OTHER INFORMATION

                   1          Legal Proceedings                                                       15
                   2          Changes in Securities and Use of Proceeds                               15
                   3          Defaults Upon Senior Securities                                         15
                   4          Submission of Matters to a Vote of Security Holders                     15
                   5          Other Information                                                       15
                   6          Exhibits and Reports on Form 8-K                                        15

Signatures                                                                                            16

Certification                                                                                         17

                    J.L. HALSEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2002 AND JUNE 30, 2002
                                 (In thousands)
                                   (Unaudited)
                                  (See Note 1)

                                                                               September 30,      June 30,
                                                                                   2002             2002
                                                                               -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents ................................................   $      10,678    $      11,632
  Accounts and notes receivables remaining from discontinued operations, net           2,932            3,683
  Deferred income taxes ....................................................              21               21
  Income tax receivable ....................................................          13,039           13,039
  Prepaid expenses .........................................................           1,484            1,762
                                                                               -------------    -------------
      Total current assets .................................................          28,154           30,137
  Restricted cash ..........................................................           4,377            4,366
                                                                               -------------    -------------
      Total assets .........................................................   $      32,531    $      34,503
                                                                               =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ....................................   $         581    $       1,059
  Accrued expenses remaining from discontinued operations ..................           5,203            8,028
  Income taxes payable .....................................................           2,281            2,281
                                                                               -------------    -------------
      Total current liabilities ............................................           8,065           11,368
Deferred income taxes ......................................................              21               21
                                                                               -------------    -------------
      Total liabilities ....................................................           8,086           11,389
                                                                               -------------    -------------
Commitments and contingencies
Shareholders' equity:
  Common stock, $.01 par value; authorized 200,000 shares;
    Issued 84,214 shares at September 30, 2002 and June 30, 2002 ...........             895              895
  Additional paid-in capital ...............................................         274,490          274,490
  Accumulated deficit ......................................................        (208,266)        (209,597)
                                                                               -------------    -------------
                                                                                      67,119           65,788
  Less:Common stock in treasury (at cost), 5,308 shares at
    September 30, 2002 and June 30, 2002 ...................................         (42,674)         (42,674)
                                                                               -------------    -------------
      Total shareholders' equity ...........................................          24,445           23,114
                                                                               -------------    -------------
                                                                               $      32,531    $      34,503
                                                                               =============    =============

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                    J.L. HALSEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                   For the Three Months Ended
                                                                                          September 30,
                                                                                 ------------------------------
                                                                                     2002             2001
                                                                                 -------------    -------------
Net revenues .................................................................   $          --    $          --
                                                                                 -------------    -------------
Selling, general and administrative expenses .................................             104              748
                                                                                 -------------    -------------
    Loss from operations .....................................................            (104)            (748)
Interest and other income, net ...............................................              76              268
Interest expense .............................................................              --               (2)
                                                                                 -------------    -------------
    Loss from continuing operations ..........................................             (28)            (482)
Gain (loss) on disposal of discontinued operations ...........................           1,359             (169)
                                                                                 -------------    -------------
    Net income (loss) ........................................................   $       1,331    $        (651)
                                                                                 =============    =============
Loss per share from continuing operations - basic and assuming dilution ......   $       (0.00)   $       (0.01)
                                                                                 =============    =============
Net income (loss) per share - basic and assuming dilution ....................   $        0.02    $       (0.01)
                                                                                 =============    =============
Weighted average number of shares outstanding - basic and assuming dilution ..          84,214           63,364
                                                                                 =============    =============

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                     J.L. HASLEY CORORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                          For the Three Months Ended
                                                                                September 30,
                                                                        ------------------------------
                                                                             2002             2001
                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ..................................................   $       1,331    $        (651)
 Adjustments to reconcile net income (loss) to net cash flows from operating activities of continuing operations:
   (Gain) loss on disposal of discontinued operations ...............          (1,359)             169
   Adjustments to accrued liability..................................            (617)              --
   Income on restricted cash ........................................             (11)             (21)
 Changes in assets and liabilities, net of effects from dispositions:
   Prepaid expenses .................................................             278              278
   Accounts payable and accrued expenses ............................            (478)              35
   Income taxes payable .............................................              --                4
                                                                        -------------    -------------
Net cash flows used in continuing operations ........................            (856)            (186)
Net cash flows used in discontinued operations ......................             (98)             120
                                                                        -------------    -------------
    Net cash flows used in operating activities ....................             (954)             (66)
                                                                        -------------    -------------
Net decrease in cash and cash equivalents ...........................            (954)             (66)
Cash and cash equivalents, beginning of period ......................          11,632            5,687
                                                                        -------------    -------------
Cash and cash equivalents, end of period ............................   $      10,678    $       5,621
                                                                        =============    =============

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                    J.L. HALSEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                      (In thousands, except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

     J. L. Halsey Corporation, together with its subsidiaries, ("Halsey") is the successor to NovaCare, Inc. ("NovaCare"), which was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments. In connection with the sale of its operating segments, NovaCare changed its name to NAHC, Inc. ("NAHC"). On June 18, 2002, in a transaction previously approved by NAHC's stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary. As used herein, the "Company" refers to Halsey, NAHC and NovaCare. The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company's common stock in order to preserve the Company's net operating losses.

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

     The Board of Directors has abandoned the Plan of Restructuring, adopted by the stockholders in 1999 (the "Plan"), and therefore there will be no liquidation of the Company. Recent settlements and dismissals of certain claims against the Company, as well as the recent receipt of a large tax litigation settlement from the U.S. Government, have significantly enhanced the outlook for the Company. Accordingly, the Board believes it to be in the best interests of the Company and its stockholders to abandon the Plan and not liquidate. For this reason, the Board of Directors exercised its discretionary authority and terminated the Plan as of November 14, 2002.

     While the Company works to resolve the pending litigation and explores potential acquisition options, the Board has determined that it is in the best interests of the Company to try to earn a higher return on the Company's assets than can be earned in "cash investments." Accordingly, the Board may determine to register the Company as an investment company pursuant to the Investment Company Act of 1940 for one or more years so that the Company may invest in securities with the potential for greater return.

     All of the Company's financial assets currently remain in cash items as defined under the Investment Company Act of 1940.

     These statements have been prepared in accordance with the rules and regulations of the SEC and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

2. RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

     The Company has disposed of all its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and preparing for the Company's future course of action. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The environment confronting the Company raises very substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

     THE AMOUNT OF NET ASSETS, IF ANY, AVAILABLE FOR INVESTMENT IS EXTREMELY UNCERTAIN

     The Company's assets consist primarily of cash, income tax receivables, escrows subject to future insurance claims and accounts and notes receivables remaining from discontinued operations. The Company has established significant reserves against the accounts and notes receivable from discontinued operations, however, all amounts owed are either subject to litigation or are owed by companies with unknown financial resources and may ultimately be uncollectible. Because the ultimate value of the Company's non-cash assets are subject to unknown outcomes, there is no certainty that these amounts will ever be collected by the Company. Furthermore, the Company is a defendant in multiple significant litigation matters. See "Footnote 6." The outcome of these matters is not possible to predict and the current reserves include only estimates of potential settlements of certain material lawsuits, but do not include estimates of an adverse ruling or judgment against the Company. If the Company suffers an adverse ruling or judgment in these cases, it will have a material adverse effect on the Company. It is possible that a judgment could be so large that the Company may have little or no assets. Until these legal proceedings are settled or concluded, the Company will not know the exact amount of assets that will be available for re-deployment. The Company is continuing its efforts to realize its remaining assets and to resolve its outstanding liabilities.

     CASH FLOW MAY BE INSUFFICIENT TO SATISFY OBLIGATIONS.

     The Company's cash position will vary based on the timing and amount of expected cash inflows and outflows. Expected cash inflows primarily consist of collections from certain escrows, tax refunds and accounts and notes receivable from discontinued operations. The collection of accounts receivables from discontinued operations is dependent upon the successful litigation of claims to enforce those receivables. Cash outflows are principally related to legal proceedings and claims against the Company and general and administrative expenses. The outcome of litigation and arbitration proceedings is extremely uncertain. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy a large judgment against the company in the event the Company loses in certain of the material lawsuits against the Company. Under those circumstances, the Company may seek short-term financing, negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws.

     THE COMPANY'S PROFESSIONAL LIABILITY INSURER IS UNABLE TO PAY CLAIMS ON BEHALF OF THE COMPANY.

     On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company. The Company believes, however that various state insurance guaranty funds will pay claims on the Company's behalf. Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state's guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits. Therefore, in the event that the Company's current assessment is wrong, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

     THE COMPANY MAY NOT EVER BE PROFITABLE FROM OPERATIONS.

     Although the Company earned net income for the three month period ended September 30, 2002, the Company incurred substantial net losses in three of the previous four fiscal years. The net income in the three month period ended September 30, 2002 was primarily due to the release of reserves no longer necessary as a result of the affirmation of the dismissal of the Brady lawsuit by the US Court of Appeals and adjustments to reserves for workers' compensation and professional liability claims. The Company currently has no operations and thus there can be no assurance that it will be profitable in future periods. The Company's ability to become profitable depends on management's ability to find suitable investment opportunities. Furthermore, there can be no assurance that any investment made by the Company will be profitable.

     THE COMPANY MAY BE DEEMED, OR MAY BECOME AN INVESTMENT COMPANY.

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

     As noted above, the Company is considering registering under the Investment Company Act of 1940. If the Company is successful in registering as an Investment Company, the Company will seek to invest in securities with the potential for greater return. Investments in securities with the potential for higher returns will entail greater risk.

     THE CURRENT MANAGEMENT TEAM HAS ONLY LIMITED KNOWLEDGE OF THE COMPANY'S OPERATING HISTORY.

     The financial constraints under which the Company is, and has been, operating have made it difficult to retain management personnel, virtually all of which were replaced subsequent to the disposal of the Company's operating business segments. This high percentage of management turnover, and the resultant loss of institutional knowledge, makes it more difficult to both defend claims being made against the Company and assert claims on its behalf.

3. DISCONTINUED OPERATIONS

     During fiscal 1999, the Company sold its long-term care services ("LTCS") business to Chance Murphy, Inc. ("Chance Murphy"). In fiscal 2000, the Company sold its remaining operating businesses: the orthotic and prosthetic ("O&P") business was sold on July 1, 1999, the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") was sold on October 19, 1999 and the physical rehabilitation and occupational health ("PROH") business was sold on November 19, 1999.

     In connection with the sale of these businesses, the Company retained certain assets and liabilities of these businesses that were not assumed by the respective buyers. The Company has managed these assets and liabilities from its discontinued operations under its Plan of Restructuring. Since the Plan of Restructuring has now been terminated and the Company will continue to operate, the remaining assets and liabilities from discontinued operations have been reflected separately in the balance sheet and prior year amounts have been reclassified.

     At September 30, 2002 and June 30, 2002, the accounts and notes receivables remaining from discontinued operations of $2,932 (net of reserves of $6,889) and $3,683 (net of reserves of $8,479), respectively, consisted primarily of accounts and notes receivable and Medicare indemnification receivables, substantially all of which are in litigation or arbitration and are in excess of three years old. The decrease from $3,683 to $2,932 at June 30, 2002 and September 30, 2002, respectively, was primarily due to the collection of outstanding receivables. The Company does not have any collateral with respect to the outstanding accounts receivable and indemnification receivables. It is reasonably likely that the amounts of accrued liabilities and the established reserves against these receivables will need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

     At September 30, 2002 and June 30, 2002, the accrued expenses remaining from discontinued operations consisted primarily of accrued expenses to wind down the disposed operations. These costs include accrued workers' compensation claims, accrued professional liability claims, payroll, legal fees, estimated litigation or litigation settlement expenses, and other liabilities. The decrease from $8,028 to $5,203 at June 30, 2002 and September 30, 2002, respectively, was primarily due to the release of reserves no longer necessary as a result of the affirmation of the dismissal of the Brady lawsuit by the US Court of Appeals (See Note 6) and reductions in reserves for accrued workers compensation and professional liability claims. It is reasonably possible that the amounts of accrued liabilities may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

     In conjunction with the sale of LTCS, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to cost report settlements with Medicare, Medicaid and other third party payers for the Company's services provided prior to selling the LTCS business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds would remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third party claims have been resolved. At September 30, 2002, the Company had $50 remaining in escrow, net of reserves, which is included in accounts and notes receivables remaining from discontinued operations on the Company's balance sheet. This amount is expected to be collected sometime in fiscal 2003.

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:

                                                               For the Three Months Ended
                                                                      September 30,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
Loss from continuing operations ...........................   $        (28)   $       (482)
Gain (loss) on disposal of discontinued operations ........          1,359            (169)
                                                              ------------    ------------
Net income (loss) .........................................   $      1,331    $       (651)
                                                              ============    ============

Weighted average shares outstanding:

   Basic and assuming dilution ............................         84,214          63,364

  Loss per share from continuing operations - basic and
    assuming dilution......................................
        Income per share from discontinued operations -
          basic and assuming dilution .....................   $      (0.00)   $      (0.01)
  Gain per share on disposal of discontinued
    operations - basic and assuming dilution ..............           0.02            0.00
  Net income (loss) per share - basic and assuming
    dilution ..............................................           0.02           (0.01)

     For the three month periods ended September 30, 2002 and 2001, options to purchase 3,876 shares of common stock were not included in the computation of diluted weighted shares outstanding since their inclusion would be anti-dilutive.

     There were no transactions subsequent to September 30, 2002 that would have materially changed the number of shares used in computing loss from continuing operations per share - basic and assuming dilution.

5. INCOME TAXES

     The Company has net operating loss carryforwards available to offset its taxable income for the three months ended September 30, 2002. The Company, therefore, has not recorded a provision for income taxes for this period. The Company has Federal net operating loss carryforwards of approximately $197,000 and a capital loss carryforward of approximately $39,000. If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards. The ultimate amounts and future realization of the NOLs are dependent on future actions and it is reasonably possible that the actual amounts may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. For the same period last year, the Company recognized no tax benefit.

6. COMMITMENTS AND CONTINGENCIES

     Halsey is party to certain claims, suits and complaints, which have arisen in the ordinary course of business and in the course of selling its operating businesses. Described below are certain claims, suits or complaints, which, in the opinion of management, could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

     The financial statements reflect management's best estimate of the cost to litigate and settle these cases. The Company's reserves assume that none of the cases goes all the way to trial and assumes that there will not be an adverse ruling or judgment in any of these matters; if the Company suffers an adverse ruling or judgment, there will be a material adverse effect on the Company and its financial condition.

     During the quarter ended September 30, 2002, reserves for legal fees and estimated litigation settlement expenses decreased by $467, principally as a result of the reversal of reserves established for the Brady lawsuit noted below.

     BRADY V. NAHC, INC., et al., in the United States District Court for the Eastern District of Pennsylvania. This was a purported class action case filed on behalf of all persons who purchased the common stock of the Company during the period between April 5, 1999 through and including November 22, 1999. Five similar actions were filed in the Eastern District of Pennsylvania, including one that alleged a class period from May 20, 1998 through November 22, 1999. They were consolidated into a single action. PricewaterhouseCoopers LLP was named as a defendant in the case.

     The case was subject to the provisions of the Private Securities Litigation Reform Act of 1995 ("PSLRA").

     The Plaintiffs asserted that the Company and certain of its directors and officers violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 by making false and misleading statements and omissions regarding the prospects of the Company's business and the Company's liquidation value and by failing timely to disclose the impact of the Balanced Budget Act of 1997 on the long term care services business. The Plaintiffs alleged that these statements and omissions artificially inflated the value of the Company's stock during the class period. The Plaintiffs also asserted a violation of Section 14(a) of the Exchange Act and Rule 14a-9 against the Company and individual Defendants as well as against Wasserstein Perella & Co. in connection with the Company's proxy statements dated August 13, 1999, as amended through September 10, 1999. The Plaintiffs allege that the Defendants were negligent in disseminating the proxy statements, which allegedly contained materially false and misleading statements. Wasserstein Perella & Co. notified the Company that it would seek indemnification from the Company in connection with this action, pursuant to its engagement agreement with the Company.

     On October 17, 2001, the U.S. District Court for the Eastern District of Pennsylvania dismissed the Brady case against the Company and PricewaterhouseCoopers LLP with prejudice.

     On October 3, 2002, The U.S. Court of Appeals for the Third District affirmed the dismissal.

     UNITED STATES OF AMERICA, EX REL., SAUL EPSTEIN V. NOVACARE, INC., et al., CIVIL ACTION NO. 98-CV-4185. This qui tam action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999 the complaint was unsealed. On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. Pursuant to the purchase and sale agreement for the sale of the Company's PROH division to Select Medical Corporation, the Company has, in certain circumstances, indemnified Select and the PROH subsidiaries acquired by Select for damages relating to those entities arising from this action relating to conduct prior to the sale to Select.
This action has been re-sealed in the district court. During the second quarter of fiscal 2002, an order relating to this case was filed in the district court. The effect of this order has been reflected within these financial statements. The Company expects that it will not incur any additional financial liability as a result of this case.

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

     SABOLICH, INC., SABOLICH PROSTHETICS CENTER OF WICHITA, INC., SABOLICH TRI-STATE PROSTHETICS, INC., SABOLICH OF FLORIDA, INC. AND JOHN A. SABOLICH
V. NOVACARE, INC. AND NOVACARE ORTHOTICS AND PROSTHETICS EAST, INC., CASE NO. CIV-99-G70-T. THIS ACTION WAS FILED ON MAY 18, 1999 IN THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF OKLAHOMA. The complaint alleges that the defendants breached a 1994 Agreement of Purchase and Sale involving the acquisition of the plaintiffs' O&P business. Plaintiffs allege that the defendants breached the agreement by failing to pay certain sums allegedly due them under the agreement. Plaintiffs also allege that defendants tortiously breached an alleged implied covenant of good faith and fair dealing in the agreement. Plaintiffs have claimed $5 million of compensatory damages and $5 million for punitive damages. As part of the Company's Stock Purchase Agreement, dated as of April 2, 1999 and amended May 19, 1999 and June 30, 1999, with Hanger Orthopedic Group, Inc. ("Hanger") for the sale of the Company's O&P business, the Company and Hanger agreed that each entity would be responsible for 50% of any damages arising from this action, including all costs and expenses associated with the matter. This matter currently is in discovery.

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

     NAHC, INC. V. UNITED STATES. In this case, the Company was seeking a refund of taxes paid. The Company originally filed this action in the United States Court of Federal Claims in 1996 to seek a refund of approximately $35,000 paid by the Company to the IRS/United States as a result of 2 transactions: first, the purchase of Rehab Systems Corporation in 1992 and the subsequent sale of that business and related businesses to HealthSouth in 1995. In 1998, both the Company and the IRS/United States moved for summary judgment on the record. A hearing was held on these motions in September 2000. In March 2002, the judge issued an order denying summary judgment to both parties. Since that time, the parties were involved in significant discussions concerning a compromise settlement that might be acceptable to both parties. The Company was recently notified by the Tax Division of the U.S. Department of Justice that a settlement in the amount of $8.7 million, plus interest, was accepted. The interest amount is expected to total approximately $3 - $4 million. The U.S. Department of Justice has reserved the right to deduct from the amount due any other tax or other payment that it determines is otherwise due. The IRS is conducting an audit of one of the Company's benefit plans. The Company does not believe that the results of this audit will have a material impact on its financial statement. On October 18, 2002, the Company received approximately $12.6 million from the IRS/United States, but believes that it is still owed approximately $500 thousand, which it will continue to pursue from the IRS/United States.

     UNINSURED PROFESSIONAL LIABILITY CLAIMS

     The Company is a defendant in approximately thirty professional liability lawsuits and had previously purchased professional liability insurance policies from PHICO Insurance Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company. The Company believes, however that various state insurance guaranty funds will pay claims on the Company's behalf. Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits. Therefore, in the event that the Company's current assessment is wrong, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

     WORKERS' COMPENSATION LOSS PAYMENTS

     During the three months ended September 30, 2002, the NovaCare workers' compensation insurance carrier has notified the Company that the purchaser of NCES ("the Purchaser") who is responsible for making certain claim payments required by NovaCare's insurance policy deductibles has defaulted on those payment obligations. The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers' compensation policies of the Purchaser. In management's opinion, the funds held by the insurance carrier are sufficient to pay deductible obligations on the unrelated workers' compensation policies as well as the NovaCare policies. If the funds held by the insurance carrier are insufficient to pay all claims or if those funds are otherwise not available to pay the Company's claims, the Company will be required to increase reserves for future NovaCare workers' compensation loss payments.

     OTHER LEGAL ACTIONS

     The Company is a defendant in a number of additional legal actions seeking monetary damages, which in the aggregate, may have a material adverse effect on the Company's business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims (including counterclaims in the millions of dollars) have been made against the Company, which in many cases, exceed the amount sought by the Company in the underlying actions.

     On November 14, 2002, the Company received notification of a lawsuit against the Company by Ronald Shostack. The suit seeks monetary damages of $10 million. The Company is currently evaluating this lawsuit.

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

OVERVIEW

     J. L. Halsey Corporation, together with its subsidiaries, ("Halsey") is the successor to NovaCare, Inc. ("NovaCare"), which was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments. In connection with the sale of its operating segments, NovaCare changed its name to NAHC, Inc. ("NAHC"). On June 18, 2002, in a transaction previously approved by NAHC's stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary. As used herein, the "Company" refers to Halsey, NAHC and NovaCare. The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company's common stock in order to preserve the Company's net operating losses.

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

     The Board of Directors has abandoned the Plan of Restructuring, adopted by the stockholders in 1999 (the "Plan"), and therefore there will be no liquidation of the Company. Recent settlements and dismissals of certain claims against the Company, as well as the recent receipt of a large tax litigation settlement from the U.S. Government, have significantly enhanced the outlook for the Company. Accordingly, the Board believes it to be in the best interests of the Company and its stockholders to abandon the Plan and not liquidate. For this reason, the Board of Directors exercised its discretionary authority and terminated the Plan as of November 14, 2002.

     While the Company works to resolve the pending litigation and explores potential acquisition options, the Board has determined that it is in the best interests of the Company to try to earn a higher return on the Company's assets than can be earned in "cash investments." Accordingly, the Board may determine to register the Company as an investment company pursuant to the Investment Company Act of 1940 for one or more years so that the Company may invest in securities with the potential for greater return.

     All of the Company's financial assets currently remain in cash items as defined under the Investment Company Act of 1940.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

CONTINUING OPERATIONS

     The loss from continuing operations was $28 for the three months ended September 30, 2002 compared to $482 for the same period last year. The decrease of approximately $454 is primarily due to reductions in legal and general operating costs of the Company and the release of $617 of reserves that are no longer necessary as a result of the affirmation of the Brady lawsuit appeal. The release of these reserves has been recorded as an offset to selling, general and administrative expense for the three months ended September 30, 2002.

     Net income of $1,331 for the three month period ended September 30, 2002 will be offset by utilization of the Company's NOLs; therefore, no provision for income taxes for the three months ended September 30, 2002 has been recorded.

DISCONTINUED OPERATIONS

     During the three month period ended September 30, 2002, the Company recorded a gain on disposal of discontinued operations of $1,359. This gain primarily relates to reductions in reserves for accrued workers compensation and professional liability claims.

     During the three month period ended September 30, 2001, the Company recorded a loss on disposal of discontinued operations of $169. This loss was primarily attributable to the increase in the estimated legal and collection expenses related to the disposal of the Company's long-term care services business.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     At September 30, 2002, cash and cash equivalents totaled approximately $10,700 compared to approximately $11,600 at June 30, 2002. The decrease in cash was mainly attributable to cash used for legal proceedings and general operations of the Company.

     The Company's cash position is uncertain and risky. The Company's cash position, after satisfaction of its contractual obligations and operating expenses, will vary based on the amount and timing of cash flows. Cash inflows primarily consist of collections (through litigation and arbitration) of LTCS related receivables, Medicare related receivables, notes receivables and tax items. Cash outflows primarily relate to lawsuits against the Company, legal collection costs and operating expenses. The costs of defending and prosecuting these lawsuits are substantial and may increase materially. Cash inflows and outflows from litigation are inherently extremely uncertain. The Company's assumptions with respect to incoming and outgoing cash flows include, without limitation, assumptions that certain litigation will be settled and not actually litigated, that the settlements will be for certain minimum amounts and that the settlements will occur within certain timeframes. These assumptions are uncertain and the actual timing and amounts will likely differ materially from amounts assumed herein because of the inherent uncertainty involved in estimating the outcomes and costs of legal and arbitration proceedings.

     In the event that the Company registers under the Investment Company Act of 1940, the Company intends to invest its assets in securities with potential for higher returns than it is currently earning on assets invested in "cash items" as defined under the Investment Company Act of 1940. Investors should take note that any investment with the potential for greater returns also carries greater risks. The Company is continuing to gather information relating to possible registration under the Investment Company Act of 1940.

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

     Many of the Company's accounts and notes receivable are fully reserved because the Company believes it is highly unlikely that it will collect any portion of these accounts. Of the accounts that are only partially reserved, there are five accounts that make up approximately 78% of the net balance. As a result it is inherently difficult to estimate the amount that the Company will realize upon collection. If the financial condition of the Company's former customers were to deteriorate, resulting in an impairment of their ability to make any payments owed to the Company, significant changes to our reserves may be required

INCOME TAXES

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

LOSS CONTINGENCIES

     The Company records estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, the Company discloses such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. If the Company had used different assumptions, there may have been a material adverse impact to the financial statements. In particular, the Company has estimated that all of the material litigation will be settled and that none of the cases will result in a judgment against the Company. If the Company's assumptions are incorrect and there are one or more material judgments against the Company, there will be a material adverse effect on the Company.

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES
                           PART I - OTHER INFORMATION

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange or commodity price risk. The Company has entered into no forward or futures contracts, purchased no options and entered into no swap arrangements.

ITEM 4 - CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days prior to the filing date of this report, the Company's principal executive officer and acting financial officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's principal executive officer and acting principal financial officer believes (i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management as appropriate to allow timely decisions required disclosure, and (ii) that the Company's disclosure controls and procedures are effective.

     (b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to in Item 4(a) above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                    J. L. HALSEY CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     See Note 6 of Notes to Condensed Consolidated Financials Statements included in "Item 1. Financial Statements."

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       None

(b)    Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    J. L. HALSEY CORPORATION
                              -----------------------------------
                                    (Registrant)



Date: November 14, 2002             By /s/ David R. Burt
                                       --------------------------
                                         David R. Burt
                                         Chief Executive Officer, Principal
                                         Financial and Accounting Officer and
                                         Director

                                  CERTIFICATION

I, David R. Burt, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of J. L. Halsey Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               /s/ David R. Burt
                               -----------------------------------
                               David R. Burt
                               Chief Executive Officer and
                               acting Chief Financial Officer


                               Date: November 14, 2002