Form 10-K/A
period 2002-06-30
JL HALSEY CORP
filed 2003-01-24
CIK 1166220

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                         Commission file number 1-10875
                            J. L. HALSEY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                              01-0579490
       ----------------------          ------------------------------------
      (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)


      2325-B RENAISSANCE DRIVE
              SUITE 21
           LAS VEGAS, NV                                  89119
---------------------------------------                 ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)


       Registrant's telephone number, including area code: (702) 966-4246

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         NONE.

     This Amendment No. 2 to the Annual Report on Form 10-K of J. L. Halsey Corporation (the "Company") is being filed solely in order to include the certification required pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 with respect to Amendment No. 1 to the Company's Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 24, 2003


                         J. L. HALSEY CORPORATION, INC.

                         By: /S/ DAVID R. BURT
                             ---------------------------------
                             David R. Burt
                             Chief Executive Officer, President and Secretary

                                  CERTIFICATION

     I, David R. Burt, Chief Executive Officer, President, Secretary and Treasurer (and acting Chief Financial Officer) of J. L. Halsey Corporation, certify that:

          1. I have reviewed this annual report on Form 10-K of J. L. Halsey Corporation; and

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: January 24, 2003


                                        /S/ DAVID R. BURT
                            ----------------------------------------------
                            David R. Burt
                            Chief Executive Officer, President, Secretary
                            and Treasurer (and acting Chief Financial Officer)