Form 10-Q
period 2002-12-31
JL HALSEY CORP
filed 2003-02-13
CIK 1166220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission file number 1-10875

J.L. Halsey Corporation
(Exact name of registrant as specified in its charter)

Delaware

01-0579490

(State of incorporation)	(I.R.S. Employer Identification No.)

2325-B Renaissance Drive, Suite 21, Las Vegas, Nevada 89119
(Address of principal executive office) (Zip code)

Registrant’s telephone number: (702) 966-4246

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

As of February 3, 2003, J.L. Halsey Corporation had 82,214,280 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED DECEMBER 31, 2002

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements
- Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002

- Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2002 and 2001

- Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2002 and 2001

- Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2002 and 2001

- Notes to Condensed Consolidated Financial Statements

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	3	Quantitative and Qualitative Disclosure About Market Risk

	4	Controls and Procedures

II		OTHER INFORMATION

	1	Legal Proceedings
	2	Changes in Securities and Use of Proceeds
	3	Defaults Upon Senior Securities
	4	Submission of Matters to a Vote of Security Holders
	5	Other Information
	6	Exhibits and Reports on Form 8-K

Signatures

Certification

i

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
(See Note 1)

	December 31, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$22,949	$11,632
Accounts and notes receivables remaining from discontinued operations, net	2,036	3,683
Deferred income taxes	21	21
Income tax receivable	—	13,039
Prepaid expenses	1,085	1,762
Total current assets	26,091	30,137
Restricted cash	4,386	4,366
Total assets	$30,477	$34,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$684	$1,059
Accrued expenses remaining from discontinued operations	4,526	8,028
Income taxes payable	2,281	2,281
Total current liabilities	7,491	11,368
Deferred income taxes	21	21
Total liabilities	7,512	11,389
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; Issued 82,214 and 84,214 shares at December 31, 2002 and June 30, 2002, respectively	895	895
Additional paid-in capital	274,490	274,490
Accumulated deficit	(209,506)	(209,597)
	65,879	65,788
Less: Common stock in treasury (at cost), 7,308 shares and 5,308 shares at December 31, 2002 and June 30, 2002, respectively	(42,914)	(42,674)
Total shareholders’ equity	22,965	23,114
Total liabilities and shareholders’ equity	$30,477	$34,503

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
(See Note 1)

	For the Three Months Ended December 31,
	2002	2001

Selling, general and administrative expenses	$1,170	$1,369
Loss from operations	(1,170)	(1,369)
Interest and other income, net	110	212
Interest expense	—	(1)
Loss from continuing operations	(1,060)	(1,158)
(Loss) gain on disposal of discontinued operations	(180)	2,400
Net income (loss)	$(1,240)	$1,242
Loss per share from continuing operations – basic and assuming dilution	$(0.01)	$(0.02)
Net income (loss) per share – basic and assuming dilution	$(0.01)	$0.02
Weighted average number of shares outstanding: basic and assuming dilution	83,801	63,364

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
(See Note 1)

	For the Six Months Ended December 31,
	2002	2001

Selling, general and administrative expenses	$1,274	$2,118
Loss from operations	(1,274)	(2,118)
Interest and other income, net	186	480
Interest expense	—	(3)
Loss from continuing operations	(1,088)	(1,641)
Gain on disposal of discontinued operations	1,179	2,231
Net income	$91	$590
Loss per share from continuing operations – basic and assuming dilution	$(0.01)	$(0.03)
Net income per share – basic and assuming dilution	$0.00	$0.01
Weighted average number of shares outstanding: basic and assuming dilution	84,007	63,364

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HASLEY CORORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)
(See Note 1)

	For the Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$91	$590
Adjustments to reconcile net income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(1,179)	(2,231)
Income on restricted cash	(20)	(38)
Changes in assets and liabilities:
Prepaid expenses	677	(187)
Accounts payable and accrued expenses	(375)	147
Income tax receivable	13,039	—
Income taxes payable	—	22
Net cash flows provided by (used in) continuing operations	12,233	(1,697)
Net cash flows (used in) provided by discontinued operations	(676)	493
Net cash flows provided by (used in) operating activities	11,557	(1,204)
Cash flows from investing activities:
Discontinued operations:
Deposits of restricted cash	—	(376)
Net cash flows (used in) investing activities	—	(376)
Cash flows from financing activities:
Discontinued operations:
Proceeds from letter of credit borrowings	—	376
Payment for purchase of treasury stock	(240)	—
Net cash flows (used in) provided by financing activities	(240)	376
Net increase (decrease) in cash and cash equivalents	11,317	(1,204)
Cash and cash equivalents, beginning of period	11,632	5,687
Cash and cash equivalents, end of period	$22,949	$4,483

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(In thousands, except per share data)
(Unaudited)

1.              Basis of Presentation

J. L. Halsey Corporation, together with its subsidiaries, (“Halsey”) is the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments.  In connection with the sale of its operating segments, NovaCare changed its name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction approved by NAHC’s stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary.  As used herein, the “Company” refers to Halsey, NAHC and NovaCare.  The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company’s common stock in order to preserve the Company’s net operating losses.

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

The Board of Directors has abandoned the Plan of Restructuring, adopted by the stockholders in 1999 (the “Plan”), and therefore there will be no liquidation of the Company.  Recent settlements and dismissals of certain claims against the Company, as well as the recent receipt of a large tax litigation settlement from the U.S. Government, have improved the outlook for the Company.  Accordingly, the Board believes it to be in the best interests of the Company and its stockholders to abandon the Plan and not liquidate.  For this reason, the Board of Directors exercised its discretionary authority and terminated the Plan as of November 14, 2002.

While the Company works to resolve the pending litigation and explores potential acquisition options, the Board has determined that it is in the best interests of the Company to try to earn a higher return on the Company’s assets.  Accordingly, the Board is strongly considering whether the Company should register as an investment company pursuant to the Investment Company Act of 1940 (“’40 Act”).  Although the Board has not made a final determination, there is a substantial likelihood that the Company will apply for registration under the ‘40 Act in the near term.

All of the Company’s financial assets currently remain in cash items as defined under the ’40 Act.

These statements have been prepared in accordance with the rules and regulations of the SEC and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

2.              Risks and Uncertainties Affecting the Company’s Ability to Continue as a Going Concern

The Company has disposed of all its operating segments.  The Company’s remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and preparing for the Company’s future course of action. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The environment confronting the Company raises very substantial doubt about the Company’s ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

The amount of net assets, if any, available for investment is extremely uncertain

The Company’s assets consist primarily of cash, escrows subject to future insurance claims and accounts and notes receivables remaining from discontinued operations. The Company has established significant reserves against the accounts and notes receivable from discontinued operations, however, all amounts owed are either subject to litigation or are owed by companies with unknown financial resources and may ultimately be uncollectible.  Because the ultimate value of the Company’s non-cash assets are subject to unknown outcomes, there is no certainty that these amounts will ever be collected by the Company.  Furthermore, the Company is a defendant in multiple significant litigation matters, See Note 6.  The outcome of these matters is not possible to predict and the current reserves include only estimates of potential settlements of certain material lawsuits, but do not reflect the possibility of an adverse ruling or judgment against the Company.  If the Company suffers an adverse ruling or judgment in these cases, it will have a material adverse effect on the Company.  Until these legal proceedings are settled or concluded, the Company will not know the exact amount of assets that will be available for re-deployment. The Company is continuing its efforts to realize its remaining assets and to resolve its outstanding liabilities.

The Company’s professional liability insurer is unable to pay claims on behalf of the Company.

On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state’s guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

The Company may not ever be profitable from operations.

Although the Company earned net income for the six-month period ended December 31, 2002, the Company incurred substantial net losses in three of the previous four fiscal years.  The net income in the six-month period ended December 31, 2002 was primarily due to the reversal of accruals no longer necessary as a result of the affirmation of the dismissal of the Brady lawsuit by the US Court of Appeals, the dismissal of the Piacentile lawsuit, the settlement of the Sabolich lawsuit and adjustments to reserves for workers’ compensation and professional liability claims. These amounts were offset by additional expenses related to the disposal of the Company’s long-term care services business.

The Company currently has no operations and thus there can be no assurance that it will be profitable in future periods.

The current management team has only limited knowledge of the Company’s operating history.

The financial constraints under which the Company is, and has been, operating has made it difficult to retain management personnel, virtually all of which were replaced subsequent to the disposal of the Company’s operating business segments.  This high percentage of management turnover, and the resultant loss of institutional knowledge, makes it more difficult to both defend claims being made against the Company and assert claims on its behalf.

3.              Discontinued Operations

During fiscal 1999, the Company sold its long-term care services (“LTCS”) business to Chance Murphy, Inc. (“Chance Murphy”).  In fiscal 2000, the Company sold its remaining operating businesses:  the orthotic and prosthetic (“O&P”) business was sold on July 1, 1999, the Company’s 64% interest in NovaCare Employee Services, Inc. (“NCES”) was sold on October 19, 1999 and the physical rehabilitation and occupational health (“PROH”) business was sold on November 19, 1999.

In connection with the sale of these businesses, the Company retained certain assets and liabilities of these businesses that were not assumed by the respective buyers.  The Company has managed these assets and liabilities from its discontinued operations under the Plan of Restructuring.  Since the Plan has now been terminated and the Company will continue to operate, the remaining assets and liabilities from discontinued operations have been reflected separately in the balance sheet and prior year amounts have been reclassified.

At December 31, 2002 and June 30, 2002, the accounts and notes receivables remaining from discontinued operations of $2,036 (net of reserves of $5,573) and $3,683 (net of reserves of $8,479), respectively, consisted primarily of accounts and notes receivable and Medicare indemnification receivables, substantially all of which are in litigation or arbitration and are in excess of three years old. The decrease from $3,683 to $2,036 at June 30, 2002 and December 31, 2002, respectively, was primarily due to the collection of outstanding receivables. The Company does not have any collateral with respect to the outstanding accounts receivable and indemnification receivables. It is reasonably likely that the amounts of accrued liabilities and the established reserves against these receivables will need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

At December 31, 2002 and June 30, 2002, the accrued expenses remaining from discontinued operations consisted primarily of accrued expenses to wind down the disposed operations. These costs include accrued workers’ compensation claims, accrued professional liability claims, payroll, legal fees, estimated litigation or litigation settlement expenses, and other liabilities. The decrease from $8,028 to $4,526 at June 30, 2002 and December 31, 2002, respectively, was primarily due to the reversal of accruals no longer necessary as a result of the affirmation of the dismissal of the Brady lawsuit by the US Court of Appeals (See Note 6), the dismissal of the Piacentile lawsuit (See Note 6), the settlement of the Sabolich lawsuit (See Note 6) and reductions in reserves for accrued workers compensation and professional liability claims. These amounts were offset by additional expenses related to the disposal of the Company’s long-term care services business. It is reasonably likely that the amounts of accrued liabilities may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

In conjunction with the sale of LTCS, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to cost report settlements with Medicare, Medicaid and other third party payers for the Company’s services provided prior to selling the LTCS business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds would remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third party claims have been resolved. At December 31, 2002, the Company had $50 remaining in escrow, net of reserves, which is included in accounts and notes receivables remaining from discontinued operations on the Company’s balance sheet. This amount is expected to be collected sometime in fiscal 2003.

4.              Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2002	2001	2002	2001

Loss from continuing operations	$(1,060)	$(1,158)	$(1,088)	$(1,641)
(Loss) gain on disposal of discontinued operations	(180)	2,400	1,179	2,231
Net income (loss)	$(1,240)	$1,242	$91	$590

Weighted average shares outstanding: basic and assuming dilution	83,801	63,364	84,007	63,364
Loss per share from continuing operations: basic and assuming dilution	$(0.01)	$(0.02)	$(0.01)	$(0.03)
(Loss) gain per share on disposal of discontinued operations: basic and assuming dilution	(0.00)	0.04	0.01	0.04
Net income (loss) per share: basic and assuming dilution	(0.01)	0.02	0.00	0.01

For the three and six month periods ended December 31, 2002 and 2001, options to purchase 3,876 shares of common stock were not included in the computation of diluted weighted shares outstanding since their inclusion would be anti-dilutive.

There were no transactions subsequent to December 31, 2002 that would have materially changed the number of shares used in computing loss from continuing operations per share – basic and assuming dilution.

5.              Income taxes

The Company has net operating loss carryforwards available to offset its taxable income for the six months ended December 31, 2002. The Company, therefore, has not recorded a provision for income taxes for this period. The Company has Federal net operating loss carryforwards of approximately $197,000, a capital loss carryforward of approximately $39,000, low income housing credit carryforwards of approximately $2,400, and alternative minimum tax credit carryforwards of approximately $1,800. If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards. The ultimate amounts and future realization of the NOLs are dependent on future actions and it is reasonably possible that the actual amounts may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company’s future operations will generate sufficient taxable income to be able to realize such benefits. For the same period last year, the Company recognized no tax benefit.

6.              Commitments and Contingencies

Halsey is party to certain claims, suits and complaints, which arose in the ordinary course of its prior operating businesses and in the course of selling its operating businesses. Described below are certain claims, suits or complaints, which, in the opinion of management, could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

The financial statements reflect management’s best estimate of the cost to litigate and settle these cases. The Company’s accruals assume that none of the cases goes all the way to trial and assumes that there will not be an adverse ruling or judgment in any of these matters; if the Company suffers an adverse ruling or judgment, there will be a material adverse effect on the Company and its financial condition.

During the six months ended December 31, 2002, the Company reversed accruals for legal fees and estimated litigation settlement expenses of approximately $2,250, principally as a result of the affirmation of the dismissal of the Brady, the dismissal of the Piacentile lawsuit , and the settlement of the Sabolich lawsuit.

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

The case was subject to the provisions of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).

On October 17, 2001, the U.S. District Court for the Eastern District of Pennsylvania dismissed the Brady case against the Company and PricewaterhouseCoopers LLP with prejudice.

On October 3, 2002, The U.S. Court of Appeals for the Third District affirmed the dismissal.

United States of America, ex rel., Saul Epstein v. NovaCare, Inc., et al., Civil Action No. 98-CV-4185.  This qui tam action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act.  On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States.  On October 21, 1999 the complaint was unsealed.  On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government.  The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys’ fees, experts’ fees and costs of the suit.  Pursuant to the purchase and sale agreement for the sale of the Company’s PROH division to Select Medical Corporation, the Company has, in certain circumstances, indemnified Select and the PROH subsidiaries acquired by Select for damages relating to those entities arising from this action relating to conduct prior to the sale to Select.  This action has been re-sealed in the district court.  During the second quarter of fiscal 2002, an order relating to this case was filed in the district court. The effect of this order has been reflected within these financial statements. The Company expects that it will not incur any additional financial liability as a result of this case.

Piacentile v. NAHC, Inc.  During the second quarter of fiscal 2002, the Company was served with another qui tam suit.  The relator/plaintiffs in this suit allege violations of the federal False Claims Act by the Company.  The complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government.  The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys’ fees, experts’ fees and costs of the suit.  This case against the Company was dismissed in November 2002 and the relator/plantiffs did not appeal the suit.

Sabolich, Inc., Sabolich Prosthetics Center of Wichita, Inc., Sabolich Tri-State Prosthetics, Inc., Sabolich of Florida, Inc. and John A. Sabolich v. NovaCare, Inc. and NovaCare Orthotics and Prosthetics East, Inc., Case No. CIV-99-G70-T. This action was filed on May 18, 1999 in the United States District Court for the Western District of Oklahoma.  The complaint alleges that the defendants breached a 1994 Agreement of Purchase and Sale involving the acquisition of the plaintiffs’ O&P business.  Plaintiffs allege that the defendants breached the agreement by failing to pay certain sums allegedly due them under the agreement.  As part of the Company’s Stock Purchase Agreement, dated as of April 2, 1999 and amended May 19, 1999 and June 30, 1999, with Hanger Orthopedic Group, Inc. (“Hanger”) for the sale of the Company’s O&P business, the Company and Hanger agreed that each entity would be responsible for 50% of any damages arising from this action, including all costs and expenses associated with the matter.  The Company settled this case in December 2002, the effect of which has been included in the financial statements.

Ronald Shostack v. Wasserstein et. al. (including Halsey).  This case was filed against the Company and approximately 20 other defendants in 2002.  The Company was not served until approximately November of 2002.  In this case, plaintiff Ronald Shostack seeks approximately $10,000 in damages related to the sale of his PEO (professional employer organization) business to NovaCare Employee Services (NCES).  Shostack claims that he is owed two $5,000 earn-out bonuses from NCES.  At the time, Shostack sold his business to NCES it was owned in part by the Company.  The earn-out bonuses Shostack claims he is owed were not due until after NCES was sold to HR Logic, Inc.  Shostack has sued the Company, and others, on the theory that the Company breached a fiduciary duty to Sabolich and that fraud was commited against Shostack in the sale of NCES to HR Logic.  The Company believes that Shostack’s claims against the Company have no merit and intends to defend against these claims vigorously.

Walmsley and Sullivan  v. NAHC, Inc. et. al.  During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by two former employees against the Company and its officer and directors.  The suit seeks damages in excess of $3,000 as a result of alleged breaches of contracts to pay certain bonuses, and other claims.  The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.  The Company has sued both Walmsley and Sullivan in federal court in Arizona.  This suit claims damages related to bonuses paid to Walmsley and Sullivan.

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

Since that time, the parties were involved in significant discussions concerning a compromise settlement that might be acceptable to both parties.  The parties subsequently agreed on a settlement in the amount of $8,700, plus interest of approximately $4,000. On October 18, 2002, the Company received approximately $12,600 from the IRS/United States and on December 12, 2002, the Company received the final payment of approximately $380.

Uninsured  Professional Liability Claims

The Company is a defendant in approximately thirty professional liability lawsuits and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however that various state insurance guaranty funds will pay claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

Workers’ Compensation Loss Payments

During the first quarter of this fiscal year, the NovaCare workers’ compensation insurance carrier has notified the Company that the purchaser of NCES (“the Purchaser”) who is responsible for making certain claim payments required by NovaCare’s insurance policy deductibles has defaulted on those payment obligations.  The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers’ compensation policies of the Purchaser.  In management’s opinion, the deposits held by the insurance carrier are sufficient to pay deductible obligations on the unrelated workers’ compensation policies as well as the NovaCare policies.  If the deposits held by the insurance carrier are insufficient to pay all claims or if those funds are otherwise not available to pay the Company’s claims, the Company will be required to increase reserves for future NovaCare workers’ compensation loss payments.

Other Legal Actions

The Company is a defendant in a number of additional legal actions seeking monetary damages, which in the aggregate, may have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims (including counterclaims in the millions of dollars) have been made against the Company, which in many cases, exceed the amount sought by the Company in the underlying actions.

The Company anticipates that it will receive approximately 30 small claims (most will be $50 or less) related to two of its previous operating businesses over the next 12 to 18 months.  The Company is currently evaluating these claims and has recorded reserves related to these claims.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands)

Overview

J. L. Halsey Corporation, together with its subsidiaries, (“Halsey”) is the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments.  In connection with the sale of its operating segments, NovaCare changed its name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction previously approved by NAHC’s stockholders at a special meeting , NAHC merged with and into Halsey, its wholly-owned subsidiary.  As used herein, the “Company” refers to Halsey, NAHC and NovaCare.  The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company’s common stock in order to preserve the Company’s net operating losses.

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

The Board of Directors has abandoned the Plan of Restructuring, adopted by the stockholders in 1999 (the “Plan”), and therefore there is no plan to liquidate the Company.  Recent settlements and dismissals of certain claims against the Company, as well as the recent receipt of a large tax litigation settlement from the U.S. Government, have improved the outlook for the Company.  Accordingly, the Board believes it to be in the best interests of the Company and its stockholders to abandon the Plan and not liquidate.  For this reason, the Board of Directors exercised its discretionary authority and terminated the Plan as of November 14, 2002.

While the Company works to resolve the pending litigation and explores potential acquisition options, the Board has determined that it is in the best interests of the Company to try to earn a higher return on the Company’s assets.  Accordingly, the Board is strongly considering whether the Company should register as an investment company pursuant to the Investment Company Act of 1940 (“’40 Act”).  Although the Board has not made a final determination, there is a substantial likelihood that the Company will apply for registration under the ‘40 Act in the near term.

All of the Company’s financial assets currently remain in cash items as defined under the ’40 Act.

Results of Operations for the Three Months Ended December 31, 2002 vs. December 31, 2001

Continuing Operations

The loss from continuing operations was $1,060 for the three-month period ended December 31, 2002 compared to $1,158 for the same period last year. The decrease of  $98 is primarily due to reductions in legal and other professional fees incurred by the Company.

Net income (loss) was ($1,240) for the three-month period ended December 31, 2002 compared to $1,242 for the same period last year. The primary reason for the decrease was a lower gain on discontinued operations for the three-month period ended December 31, 2002.

Discontinued Operations

During the three month period ended December 31, 2002, the Company recorded a loss on disposal of discontinued operations of $180. This loss primarily relates to the reversal of accruals that are no longer necessary as a result of the dismissal of the Piacentile lawsuit, the settlement of the Sabolich lawsuit, reserve adjustments for accounts and notes receivables offset by additional expenses related to the disposal of two of the Company’s businesses.

During the three-month period ended December 31, 2001, the Company recorded a gain on disposal of discontinued operations of $2,400. This gain primarily relates to the collection of certain receivables in excess of book value and the reversal of accruals no longer necessary as a result of the settlement of various lawsuits including the HealthSouth lawsuit in December 2001 offset by increases in estimated legal and collection expenses related to the disposal of two of the Company’s businesses.

Results of Operations for the Six Months Ended December 31, 2002 vs. December 31, 2001

Continuing Operations

The loss from continuing operations was $1,088 for the six-month period ended December 31, 2002 compared to $1,641 for the same period last year. The decrease of  $553 is primarily due to the reversal of $617 that is no longer necessary as a result of the affirmation of the Brady lawsuit. The reversal of these accruals has been recorded as an offset to selling, general and administrative expense.

Net income of $91 for the six-month period ended December 31, 2002 will be offset by utilization of the Company’s NOLs; therefore, no provision for income taxes for the six months ended December 31, 2002 has been recorded.

Discontinued Operations

During the six month period ended December 31, 2002, the Company recorded a gain on disposal of discontinued operations of $1,179. This gain primarily relates to reductions in reserves for accrued workers compensation claims, professional liability claims, accounts and notes receivables from discontinued operations, the reversal of accruals that are no longer necessary as a result of the dismissal of the Piacentile lawsuit and the settlement of the Sabolich lawsuit. The reductions in reserves were offset by additional expenses related to the disposal of two of the Company’s businesses.

Liquidity and Capital Resources

Cash Flows

At December 31, 2002, cash and cash equivalents totaled approximately $23,000 compared to approximately $11,600 at June 30, 2002. The increase in cash was mainly attributable to cash collected from the IRS in the second quarter of approximately $13 million.

The Company’s cash position is uncertain and risky. The Company’s cash position, after satisfaction of its contractual obligations and operating expenses, will vary based on the amount and timing of cash flows.  Cash inflows primarily consist of collections (through litigation and arbitration) of LTCS related receivables, Medicare related receivables, notes receivables, escrows and tax items.  Cash outflows primarily relate to lawsuits against the Company, legal collection costs and administrative expenses.  The costs of defending and prosecuting these lawsuits are substantial and may increase materially.  Cash inflows and outflows from litigation are inherently extremely uncertain.  The Company’s assumptions with respect to incoming and outgoing cash flows include, without limitation, assumptions that certain litigation will be settled and not actually litigated, that the settlements will be for certain minimum amounts and that the settlements will occur within certain timeframes.  These assumptions are uncertain and the actual timing and amounts will likely differ materially from amounts assumed herein because of the inherent uncertainty involved in estimating the outcomes and costs of legal and arbitration proceedings.

In the event that the Company registers under the ’40 Act, the Company may invest its assets in securities with potential for higher returns than it is currently earning on assets invested in “cash items” as defined under the ’40 Act.  Investors should take note that any investment with the potential for greater returns also carries greater risks.

Critical Accounting Policies and Estimates

The Company has identified the accounting principles critical to our business and results of operations.  We determined the critical principles to be those that involve the most complex or subjective decisions or assessments.  We believe our most critical accounting policies include the following:

Reserves

The Company maintains allowances for the collection of receivables remaining from discontinued operations.  These allowances are the result of the inability or unwillingness of many of the Company’s former customers to make payments.  Several of the key industries in which the Company operated have been severely impacted by the Balanced Budget Act of 1998.  As a result of the provisions of this Act, many of the Company’s former customers went bankrupt and many are nearly insolvent. Accordingly, the Company has maintained significant allowances against its accounts and notes receivables from these customers.

On a quarterly basis, the Company reviews the receivables and adjusts the net value of the receivables to the estimated amount that management expects to realize. When facts and circumstance indicate that an account has been impaired below its current carrying value, the Company will adjust the reserve accordingly.  When a customer files for bankruptcy or other facts and circumstance dictate that no reasonable hope exists that the associated receivable will be collectible at any future period, the Company writes off the accounts receivable balance. Generally when the Company estimates that the net receivable remaining from discontinued operations has increased, the Company will reverse the associated reserves only when there has been a significant change in facts or circumstances to support the Company’s change in estimate.

Many of the Company’s accounts and notes receivable are fully reserved because the Company believes it is highly unlikely that it will collect any portion of these accounts.  Of the accounts that are only partially reserved, there are six accounts that make up approximately 90% of the net balance. As a result it is inherently difficult to estimate the amount that the Company will realize upon collection.  If the financial condition of the Company’s former customers were to deteriorate, resulting in an impairment of their ability to make any payments owed to the Company, significant changes to our reserves may be required.

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

Loss Contingencies

The Company records estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, the Company discloses such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  If the Company had used different assumptions, there may have been a material adverse impact to the financial statements.  In particular, the Company has estimated that all of the material litigation will be settled and that none of the cases will result in a judgment against the Company.  If the Company’s assumptions are incorrect and there are one or more material judgments against the Company, there will be a material adverse effect on the Company.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
PART I – OTHER INFORMATION

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges or for purposes “other than trading” instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange or commodity price risk.  The Company has entered into no forward or futures contracts, purchased no options and entered into no swap arrangements.

ITEM 4 - CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.  Within 90 days prior to the filing date of this report, the Company’s principal executive officer and acting principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s principal executive officer and acting principal financial officer believes (i) that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions required disclosure, and (ii) that the Company’s disclosure controls and procedures are effective.

(b)                                 Changes in internal controls.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation referred to in Item 4(a) above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See Note 6 of Notes to Condensed Consolidated Financials Statements included in “Item1. Financial Statements.”

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

1. Current Report on Form 8-K (Item 5), dated November 18, 2002, announcing the reversal of certain liability accruals previously recorded on the Company’s balance sheet.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

Date: February 13, 2003	By	/s/ David R. Burt
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David R. Burt
David R. Burt
Chief Executive Officer and acting Chief Financial Officer

Date: February 13, 2003