Form 10-Q
period 2003-03-31
JL HALSEY CORP
filed 2003-05-06
CIK 1166220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒       No ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐       No ☒

As of April 28, 2003, J.L. Halsey Corporation had 82,214,280 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED MARCH 31, 2003

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements
- Condensed Consolidated Balance Sheets as of March 31, 2003 and June 30, 2002

- Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002

- Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2003 and 2002

- Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2003 and 2002

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
(See Note 1)

	March 31, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$22,657	$11,632
Accounts and notes receivables remaining from discontinued operations, net	1,827	3,683
Deferred income taxes	21	21
Income tax receivable	—	13,039
Prepaid expenses and other	1,010	1,762
Total current assets	25,515	30,137
Restricted cash	4,392	4,366
Total assets	$29,907	$34,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$882	$1,059
Accrued expenses remaining from discontinued operations	4,617	8,028
Income taxes payable	2,068	2,281
Total current liabilities	7,567	11,368
Deferred income taxes	21	21
Total liabilities	7,588	11,389
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; Issued 89,522 and 89,522 shares at March 31, 2003 and June 30, 2002, respectively	895	895
Additional paid-in capital	274,490	274,490
Accumulated deficit	(210,152)	(209,597)
	65,233	65,788
Less: Common stock in treasury (at cost), 7,308 shares and 5,308 shares at March 31, 2003 and June 30, 2002, respectively	(42,914)	(42,674)
Total shareholders’ equity	22,319	23,114
Total liabilities and shareholders’ equity	$29,907	$34,503

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

(See Note 1)

	For the Three Months Ended March 31,
	2003	2002

Selling, general and administrative expenses	$827	$762
Loss from operations	(827)	(762)
Interest and other income, net	84	175
Interest expense	—	(2)
Loss from continuing operations	(743)	(589)
Gain on disposal of discontinued operations	97	6,508
Net income (loss)	$(646)	$5,919
Loss per share from continuing operations – basic and assuming dilution	$(0.01)	$(0.01)
Net income (loss) per share – basic and assuming dilution	$(0.01)	$0.09
Weighted average number of shares outstanding: basic and assuming dilution	82,214	63,364

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

(See Note 1)

	For the Nine Months Ended March 31,
	2003	2002

Selling, general and administrative expenses	$2,101	$2,880
Loss from operations	(2,101)	(2,880)
Interest and other income, net	270	655
Interest expense	—	(5)
Loss from continuing operations	(1,831)	(2,230)
Gain on disposal of discontinued operations	1,276	8,739
Net income (loss)	$(555)	$6,509
Loss per share from continuing operations – basic and assuming dilution	$(0.02)	$(0.04)
Net income per share – basic and assuming dilution	$(0.01)	$0.10
Weighted average number of shares outstanding: basic and assuming dilution	83,029	63,364

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HASLEY CORORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

 (Unaudited)

(See Note 1)

	For the Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(555)	$6,509
Adjustments to reconcile net income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(1,276)	(8,739)
Income on restricted cash	(26)	(45)
Changes in assets and liabilities:
Prepaid expenses	752	2
Accounts payable and accrued expenses	(177)	242
Income tax receivable	13,039	—
Income taxes payable	(213)	(78)
Net cash flows provided by (used in) continuing operations	11,544	(2,109)
Net cash flows (used in) provided by discontinued operations	(279)	6,510
Net cash flows provided by operating activities	11,265	4,401
Cash flows from investing activities:
Discontinued operations:
Release of restricted cash	—	359
Net cash flows provided by investing activities	—	359
Cash flows from financing activities:
Discontinued operations:
Payment for purchase of treasury stock	(240)	—
Net cash flows (used in) financing activities	(240)	—
Net increase in cash and cash equivalents	11,025	4,760
Cash and cash equivalents, beginning of period	11,632	5,687
Cash and cash equivalents, end of period	$22,657	$10,447

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(In thousands, except per share data)

(Unaudited)

1.              Basis of Presentation

J. L. Halsey Corporation, together with its subsidiaries (“Halsey”), is the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments.  In connection with the sale of its operating segments, NovaCare changed its name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction approved by NAHC’s stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary.  As used herein, the “Company” refers to Halsey, NAHC and NovaCare.  The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company’s common stock in order to preserve the Company’s net operating losses.

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

The Board of Directors has abandoned the Plan of Restructuring, adopted by the stockholders in 1999 (the “Plan”), and therefore there will be no liquidation of the Company.    Recent settlements and dismissals of certain claims against the Company, as well as the recent receipt of a large tax litigation settlement from the U.S. Government, have improved the outlook for the Company.  Accordingly, the Board believed it to be in the best interests of the Company and its stockholders to abandon the Plan and not liquidate.  For this reason, the Board of Directors exercised its discretionary authority and terminated the Plan as of November 14, 2002.

While the Company works to resolve the pending litigation and explores potential acquisition options, the Board has determined that it is in the best interests of the Company to try to earn a higher return on the Company’s assets.  Accordingly, the Board is strongly considering whether the Company should register as an investment company pursuant to the Investment Company Act of 1940 (“‘40 Act”).  Although the Board has not made a final determination, there is a substantial likelihood that the Company will apply for registration under the ‘40 Act in the near term.

All of the Company’s financial assets currently remain in cash items as defined under the ‘40 Act.

These statements have been prepared in accordance with the rules and regulations of the SEC and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended June 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

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

The amount of net assets, if any, available for investment is extremely uncertain

The Company’s assets consist primarily of cash, escrows subject to future insurance claims and accounts and notes receivables remaining from discontinued operations. The Company has established significant reserves against the accounts and notes receivable from discontinued operations. However, all amounts owed are either subject to litigation or are owed by companies with unknown financial resources and may ultimately be uncollectible.  Because the ultimate value of the Company’s non-cash assets are subject to unknown outcomes, there is no certainty that these amounts will ever be collected by the Company.  Furthermore, the Company is a defendant in multiple significant litigation matters. See Note 6.  The outcome of these matters is not possible to predict and the current reserves include only estimates of potential settlements of certain material lawsuits and/or the costs of litigating, but do not reflect the possibility of an adverse ruling or judgment against the Company.  If the Company suffers an adverse ruling or judgment in these cases, it will have a material adverse effect on the Company.  Until these legal proceedings are settled or concluded, the Company will not know the exact amount of assets that will be available for re-deployment. The Company is continuing its efforts to realize its remaining assets and to resolve its outstanding liabilities.

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

At March 31, 2003 and June 30, 2002, the accounts and notes receivables remaining from discontinued operations of $1,827 (net of reserves of $5,084) and $3,683 (net of reserves of $8,479), respectively, consisted primarily of accounts and notes receivable and Medicare indemnification receivables, substantially all of which are in litigation or arbitration and are in excess of three years old. The decrease from $3,683 to $1,827 at June 30, 2002 and March 31, 2003, respectively, was primarily due to the collection of outstanding receivables. The Company does not have any collateral with respect to the outstanding accounts receivable and indemnification receivables. It is reasonably likely that the amounts of accrued liabilities and the established reserves against these receivables will need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

At March 31, 2003 and June 30, 2002, the accrued expenses remaining from discontinued operations consisted primarily of accrued expenses to wind down the disposed operations. These costs include accrued workers’ compensation claims, accrued professional liability claims, payroll, legal fees, estimated litigation or litigation settlement expenses, and other liabilities. The decrease from $8,028 to $4,617 at June 30, 2002 and March 31, 2003, respectively, was primarily due to the reversal of accruals no longer necessary as a result of the affirmation of the dismissal of the Brady lawsuit by the US Court of Appeals (see Note 6), the dismissal of the Piacentile lawsuit (see Note 6), the settlement of the Sabolich lawsuit (see Note 6) and reductions in reserves for accrued workers compensation and professional liability claims. These amounts were offset by additional expenses related to the disposal of the Company’s long-term care services business. It is reasonably likely that the amounts of accrued liabilities may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

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

4.             Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2003	2002	2003	2002

Loss from continuing operations	$(743)	$(589)	$(1,831)	$(2,230)
Gain on disposal of discontinued operations	97	6,508	1,276	8,739
Net income (loss)	$(646)	$5,919	$(555)	$6,509

Weighted average shares outstanding: basic and assuming dilution	82,214	63,364	83,029	63,364
Loss per share from continuing operations: basic and assuming dilution	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Gain per share on disposal of discontinued operations: basic and assuming dilution	0.00	0.10	0.01	0.14
Net income (loss) per share: basic and assuming dilution	(0.01)	0.09	(0.01)	0.10

For the three and nine month periods ended March 31, 2002, options to purchase 3,876 shares of common stock were not included in the computation of diluted weighted shares outstanding since their inclusion would be anti-dilutive. The Company terminated its employee stock option plan in January 2003.

5.             Income taxes

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

During the nine months ended March 31, 2003, the Company reversed accruals for legal fees and estimated litigation settlement expenses of approximately $2,250, principally as a result of the affirmation of the dismissal of the Brady, the dismissal of the Piacentile lawsuit, and the settlement of the Sabolich lawsuit.

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

Ronald Shostack v. Wasserstein et. al. (including Halsey).  This case was filed against the Company and approximately 20 other defendants in 2002.  The Company was served in November of 2002.  In this case, plaintiff Ronald Shostack seeks approximately $10,000 in damages related to the sale of his PEO (professional employer organization) business to NovaCare Employee Services (NCES).  Shostack claims that he is owed two $5,000 earn-out bonuses from NCES.  At the time, Shostack sold his business to NCES it was owned in part by the Company.  The earn-out bonuses Shostack claims he is owed were not due until after NCES was sold to HR Logic, Inc.  Shostack has sued the Company, and others, on the theory that the Company breached a fiduciary duty to Shostack and that fraud was committed against Shostack in the sale of NCES to HR Logic.  The Company settled this case in February 2003, the effect of which has been included in the financial statements.

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

Uninsured  Professional Liability Claims

The Company is a defendant in twenty three professional liability lawsuits and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however that various state insurance guaranty funds will pay claims on the Company’s behalf.   Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

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

Other Legal Actions

The Company is a defendant in a number of additional legal actions seeking monetary damages, which in the aggregate, may have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with one of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims (including counterclaims in excess of one million dollars) have been made against the Company, which exceeds the amount sought by the Company in the underlying actions. The Company believes such counterclaims are without merit.

The Company anticipates that it will receive dozens of small claims (most will be $50 or less) related to two of its previous operating businesses over the next 12 to 24 months.  The Company is currently evaluating these claims and has recorded reserves related to these claims.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(In thousands)

Overview

J. L. Halsey Corporation, together with its subsidiaries, (“Halsey”) is the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments.  In connection with the sale of its operating segments, NovaCare changed its name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction previously approved by NAHC’s stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary.  As used herein, the “Company” refers to Halsey, NAHC and NovaCare.  The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company’s common stock in order to preserve the Company’s net operating losses.

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

The Board of Directors has abandoned the Plan of Restructuring, adopted by the stockholders in 1999 (the “Plan”), and therefore there is no plan to liquidate the Company.  Recent settlements and dismissals of certain claims against the Company, as well as the recent receipt of a large tax litigation settlement from the U.S. Government, have improved the outlook for the Company.  Accordingly, the Board believed it to be in the best interests of the Company and its stockholders to abandon the Plan and not liquidate.  For this reason, the Board of Directors exercised its discretionary authority and terminated the Plan as of November 14, 2002.

While the Company works to resolve the pending litigation and explores potential acquisition options, the Board has determined that it is in the best interests of the Company to try to earn a higher return on the Company’s assets.  Accordingly, the Board is strongly considering whether the Company should register as an investment company pursuant to the Investment Company Act of 1940 (“‘40 Act”).  Although the Board has not made a final determination, there is a substantial likelihood that the Company will apply for registration under the ‘40 Act in the near term.

All of the Company’s financial assets currently remain in cash items as defined under the ‘40 Act.

Results of Operations for the Three Months Ended March 31, 2003 vs. March 31, 2002

Continuing Operations

The loss from continuing operations was $743 for the three-month period ended March 31, 2003 compared to $589 for the same period last year. The increase of $154 is primarily due to increased legal and professional fees incurred by the Company, offset by reductions in tax expenses and an insurance reimbursement.

Net income (loss) was ($646) for the three-month period ended March 31, 2003 compared to $5,919 for the same period last year. The primary reason for the decrease was a lower gain on discontinued operations for the three-month period ended March 31, 2003.

Discontinued Operations

During the three month period ended March 31, 2003, the Company recorded a gain on disposal of discontinued operations of $97. This gain primarily relates to reserve adjustments and the collection of accounts and notes receivables, offset by accrual increases for litigation reserves, workers compensation reserves and Medicare related costs pertaining to the Company’s former businesses.

During the three-month period ended March 31, 2002, the Company recorded a gain on disposal of discontinued operations of $6,508. This gain primarily relates to the collection of certain receivables in excess of book value and the reversal of accruals no longer necessary as a result of the settlement of various lawsuits including the HealthSouth lawsuit in December 2001 offset by increases in estimated legal and collection expenses related to the disposal of two of the Company’s businesses.

Results of Operations for the Nine Months Ended March 31, 2003 vs. March 31, 2002

Continuing Operations

The loss from continuing operations was $1,831 for the nine-month period ended March 31, 2003 compared to $2,230 for the same period last year. The decrease of approximately $400 is primarily due to the reversal of $617 that is no longer necessary as a result of the affirmation of the Brady lawsuit, offset by increases in legal and professional fees. The reversal of the accrual has been recorded as an offset to selling, general and administrative expense.

Discontinued Operations

During the nine month period ended March 31, 2003, the Company recorded a gain on disposal of discontinued operations of $1,276. This gain primarily relates to reductions in reserves for accrued workers compensation claims, professional liability claims, accounts and notes receivables from discontinued operations, the reversal of accruals that are no longer necessary as a result of the dismissal of the Piacentile lawsuit and the settlement of the Sabolich lawsuit. The reductions in reserves were offset by additional expenses related to the disposal of two of the Company’s businesses.

Liquidity and Capital Resources

Cash Flows

At March 31, 2003, cash and cash equivalents totaled approximately $22,700 compared to approximately $11,600 at June 30, 2002. The increase in cash was mainly attributable to cash collected from the IRS in the second quarter of approximately $13 million.

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

In the event that the Company registers under the ‘40 Act, the Company may invest its assets in securities with potential for higher returns than it is currently earning on assets invested in “cash items” as defined under the ‘40 Act.  Investors should take note that any investment with the potential for greater returns also carries greater risks.

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

On a quarterly basis, the Company reviews the receivables and adjusts the net value of the receivables to the estimated amount that management expects to realize. When facts and circumstance indicate that an account has been impaired below its current carrying value, the Company will adjust the reserve accordingly.  In general, when a customer files for bankruptcy or other facts and circumstances dictate that no reasonable hope exists that the associated receivable will be collectible at any future period, the Company writes off the accounts receivable balance. Generally when the Company estimates that the net receivable remaining from discontinued operations has increased, the Company will reverse the associated reserves only when there has been a significant change in facts or circumstances to support the Company’s change in estimate.

Many of the Company’s accounts and notes receivable are fully reserved because the Company believes it is highly unlikely that it will collect any portion of these accounts.  Of the accounts that are only partially reserved, there are five accounts that make up approximately 90% of the net balance. As a result it is inherently difficult to estimate the amount that the Company will realize upon collection.  If the financial condition of the Company’s former customers were to deteriorate, resulting in an impairment of their ability to make any payments owed to the Company, significant changes to our reserves may be required.

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

J.L. HALSEY CORPORATION AND SUBSIDIARIES
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

J.L. HALSEY CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

See Note 6 of Notes to Condensed Consolidated Financials Statements included in “Item 1. Financial Statements.”

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

99.1         Certification of the Chief Executive Officer/Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)           Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

Date: May 6, 2003	By	/s/ David R. Burt
David R. Burt
Chief Executive Officer, Acting Principal Financial and Accounting Officer and Director

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

/s/ David R. Burt
David R. Burt
Chief Executive Officer and acting Chief Financial Officer

Date: May 6, 2003

INDEX TO EXHIBITS

J. L. HALSEY CORPORATION

Exhibit No.	Exhibit
99.1	Certification of the Chief Executive Officer/Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act