Form 10-K
period 2003-06-30
JL HALSEY CORP
filed 2003-09-29
CIK 1166220

Use these links to rapidly review the document
Contents and Cross Reference Sheet
PART IV

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

Commission file number 1-10875

J. L. HALSEY CORPORATION
(exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	01-0579490 (I.R.S. Employer Identification No.)
2325-B RENAISSANCE DRIVE SUITE 21 LAS VEGAS, NV (Address of principal executive office)	89119 (Zip Code)

Registrant's telephone number, including area code: (702) 968-5205

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

Yes ☐    No ☒

        As of December 31, 2002, the aggregate market value of the shares of common stock held by non-affiliates was approximately $6,710,489. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.)

        There were 82,193,063 shares of the Registrant's common stock outstanding as of September 8, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        None

J. L. HALSEY CORPORATION AND SUBSIDIARIES
FORM 10-K—FISCAL YEAR ENDED JUNE 30, 2003
Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K

i

PART I

ITEM 1.    BUSINESS

Company

Overview

        J. L. Halsey Corporation, together with its subsidiaries ("Halsey" or the "Company", sometimes referred to as "we" or "us"), is a company in transition. In response to substantial cuts in reimbursement under the Medicare program in the late 1990's, Halsey's predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Today, Halsey has no operating units, and is considering various asset redeployment strategies. The Company's principal assets include approximately $23 million in cash, net operating loss carryforwards ("NOLs") of approximately $209 million, and its public company status.

        Discontinued Operations

        Halsey is the successor to NovaCare, Inc. ("NovaCare"), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990's had deleterious effects on NovaCare and its competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities. This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare's former outpatient services segment was disposed of through the sales of its orthothics & prosthetics (O&P) and physical rehabilitation and occupational health (PROH) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999. The Company's former employee services segment was disposed of through NovaCare's sale of its interest in NovaCare Employee Services ("NCES") in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES's outstanding shares. With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

        Recent and Current Activities

        NovaCare sold its name as part of the sale of the PROH business and subsequently changed its name to NAHC, Inc. ("NAHC"). On June 18, 2002, in a transaction approved by NAHC's stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary. As used herein, the "Company" refers to Halsey, NAHC and NovaCare. The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company's common stock in order to preserve the Company's net operating losses.

        In connection with the sale of the operating businesses in 1999, the board and the stockholders approved a Plan of Restructuring (the "Plan") pursuant to which the board was granted the authority to liquidate the Company. In 2002, the Board of Directors abandoned the Plan and therefore there will be no liquidation of the Company.

        For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses. The Company has made significant progress on these matters. The Company continues to try to collect certain notes, receivables and Medicare appeals and to minimize the few remaining claims against the Company. The Company has retained six employees and three consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the Board of Directors. No members of the current board were members prior to the Company selling its operating businesses.

        The Company has reflected substantially all of its results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities, which are treated as continuing operations. All of the Company's holdings are in cash items as defined under the Investment Company Act of 1940, which should exclude the Company from the definition of an investment company.

Risk Factors

        The stock transfer restrictions implemented in the merger of NAHC, Inc. and J. L. Halsey Corporation may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by stockholders to replace or remove the current management.

        The new shares of common stock issued by the Company in the merger are subject to the transfer restrictions that, in general, prevent any individual stockholder or group of stockholders from acquiring in excess of 5% of the outstanding common stock of the Company. The types of acquisition transactions that the Company may undertake therefore will be limited unless the Board of Directors waives the transfer restrictions. The transfer restrictions also may make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of the Company's outstanding shares of common stock, unless that stockholder held more than 5% of our common stock before the merger.

  The Company may not be profitable from operations.

        The Company's ability to become profitable depends on management's ability to find and execute on a profitable redeployment strategy. The Company incurred substantial net losses from continuing operations in the previous three fiscal years ended June 30, 2003, 2002 and 2001. The Company did report net income for the fiscal years ended June 30, 2003 and 2002; however, the Company currently has no operations and thus there can be no assurance that it will be profitable in future periods. Net income in fiscal year 2003 was primarily due to gains on discontinued operations including changes in receivable reserves, the reversal of liability accruals and the release of reserves no longer necessary as a result of the settlement of various lawsuits and settlements with some state tax authorities. The net income in fiscal year 2002 was primarily due to the realization of certain receivables in excess of book value, the release of reserves no longer necessary as a result of the settlement of various lawsuits and a settlement with the Internal Revenue Service.

  The Company may not be able to realize the benefits of our NOL carryforwards.

        Our ability to use our potential tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not redeploy our assets in a manner that generates profits and sufficient taxable income in future years, the NOLs will not be needed or used and therefore will provide no benefit to the Company.

  Uncertainties related to legacy assets and liabilities

        The Company continues to manage a relatively small number of legacy assets and liabilities remaining from the period prior to the discontinuance of its operations. These remaining legacy assets consist of notes from former customers, old receivables that are the subject of litigation or arbitration, Medicare receivables, and appeals of Medicare billing denials. The Company has established significant reserves against these assets because of the uncertainty regarding their collectability. The Medicare changes in the late 1990's had deleterious effects on the entire industry, including the financial status of companies that owe us money. Also, the companies and Medicare have asserted defenses to our claims.

        The Company is defending two remaining suits against it. (See Item 3). Our management believes that we should prevail on each of these claims against us. However, there is uncertainty and cost related to the claims. If possible, the Company may try to settle the remaining claims. The outcome of these matters is not possible to predict and the current reserves include only estimates of potential settlements of certain material lawsuits and/or the costs of litigating, but do not reflect the possibility of an adverse ruling or judgment against the Company.

  The Company may be considered an Investment Company.

        The Investment Company Act of 1940 ("40 Act") requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Unless an exclusion or safe harbor applies, a company may be deemed to be an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. A general exclusion is provided for companies that are engaged primarily in a business other than investing.

        From the time of its public offering until November 19, 1999, the Company continued to operate one or more of its healthcare or professional employment businesses and, therefore, was not an investment company because it was primarily engaged in a business other than investing. Since November 1999, the Company has been engaged in litigation (managing significant claims for and against the Company), arbitration and other activities as part of winding down the various liabilities and assets from its former operating businesses. The Company believes it has been involved primarily in a business other than investing since November 1999. There is a risk that the Securities and Exchange Commission ("SEC") may take a contrary view.

        The Company believes that there are several exclusions from the definition of an investment company available to it. First, the Company does not meet the 40% test with respect to the composition of its assets. Fewer than 40% of its assets are in categories that the Company believes could be considered to be "investment securities." Second, the Company has placed assets that could be considered "investment securities" into "cash items." All of the Company's holdings are in cash items. Cash items are excluded from the calculation to determine whether a company meets the 40% test.

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

Insurance

        Although the Company purchased professional liability tail coverage insurance for periods prior to the sales of its respective businesses, the insurer, Phico Insurance Company, has been declared insolvent and is no longer able to pay claims on behalf of the Company (see "Legal Proceedings"). The

Company currently purchases a small "all risk" insurance policy to cover the liability and property risks arising out of the current administrative operations.

Employees

        At June 30, 2003, the Company had six employees. The Company's employees are not represented by any labor union and the Company is not aware of any current activity to organize any of its employees.

ITEM 2.    PROPERTIES

        Halsey's principal office is located at 2325-B Renaissance Drive, Suite 21, Las Vegas, Nevada 89119, where Halsey leases approximately 150 square feet of office space. A subsidiary of Halsey leases approximately 2,600 square feet of office space in King of Prussia, PA, which expires in March 2004. See Note 6 of Notes to Consolidated Financial Statements for information concerning the Company's leases.

ITEM 3.    LEGAL PROCEEDINGS

        Walmsley and Sullivan v. NAHC, Inc. et. al. During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees against the Company and its officer and directors. The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims. The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action. The Company has sued both Walmsley and Sullivan in federal court in Arizona. This suit claims damages related to bonuses paid to Walmsley and Sullivan.

        NovaCare v. Stratford Nursing Home. The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000. Stratford counter-claimed with numerous theories asserting that the company instead owed Stratford money. Although Stratford's principal claims were thrown out by the court, Stratford in the last quarter of fiscal year 2003 has quantified its remaining counter-claims at approximately $1 million. The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party. This case is pending in the U.S. District Court for the Southern District of New Jersey (Camden). The court has recently appointed a Medicare financial expert to evaluate the claims of Stratford. The financial expert has not yet reported his findings to the court.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of the Company's stockholders held on February 24, 2003, (the "Annual Meeting"), the following nominees were elected to serve on Halsey's Board of Directors as Class I Directors until the Annual Meeting of the Company's Stockholders in 2005 or until their earlier deaths, resignations or removal from office.

Name	Votes For	Votes Withheld
Andrew Richard Blair	54,894,948	355,354
Nicolas De Santis Cuadra	54,894,683	355,619

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol JLHY. Trading of the Company's common stock on OTCBB commenced on December 3, 1999. The Company's common stock was traded on the New York Stock Exchange (the "NYSE") under the symbol NOV until November 22, 1999. The Company's common stock traded on the OTCBB under the symbol NAHC until June 17, 2002. On July 11, 2003 there were 1,383 holders of record of common stock.

        The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

	High	Low
Year Ended June 30, 2003:
First Quarter	$0.060	$0.030
Second Quarter	0.160	0.040
Third Quarter	0.170	0.090
Fourth Quarter	0.130	0.080
Year Ended June 30, 2002:
First Quarter	$0.004	$0.003
Second Quarter	0.004	0.003
Third Quarter	0.017	0.002
Fourth Quarter	0.100	0.010

        With the exception of 2-for-1 stock splits of common stock effected in the form of stock dividends in June 1987 and July 1991, no other dividends have been paid or declared on common stock since the Company's initial public offering on November 5, 1986. The Company does not expect to declare any cash dividends on common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

        The Company currently has no equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

        The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and since November 14, 2002, when the Company abandoned its plan of liquidation, searching for potential acquisition candidates. Accordingly, the accompanying selected financial data reflect all the Company's assets and liabilities and results of operations as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Loss from continuing operations before extraordinary item	$(3,189,160)	$(3,065,542)	$(4,575,864)	$(23,953,000)	$(83,224,000)
Gain (loss) on disposal of discontinued operations, net of tax	4,066,677	21,254,826	3,744,466	(374,122,000)	(30,838,000)
Loss per share from continuing operations before extraordinary item:
Basic and diluted	(0.04)	(0.05)	(0.07)	(0.38)	(1.32)
Net income (loss) per share:
Basic and diluted	0.01	0.28	(0.01)	(6.12)	(3.02)
	As of June 30,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Total assets	$29,142,504	$34,502,039	$25,225,715	$36,857,000	$980,984,000
Total indebtedness	—	—	—	—	522,879,000
Shareholders' equity	24,325,431	23,114,144	4,872,735	5,703,000	393,259,000

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

J. L. HALSEY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

        J. L. Halsey Corporation, together with its subsidiaries ("Halsey" or the "Company", sometimes referred to as "we" or "us"), is a company in transition. In response to substantial cuts in reimbursement under the Medicare program in the late 1990's, Halsey's predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Today, Halsey has no operating units, and is considering various asset redeployment strategies. The Company's principal assets include approximately $23 million in cash, net operating loss carryforwards ("NOLs") of approximately $209 million, and its public company status.

        Discontinued Operations

        Halsey is the successor to NovaCare, Inc. ("NovaCare"), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990's had deleterious effects on NovaCare and its competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities. This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare's former outpatient services segment was disposed of through the sales of its orthotics & prosthetics (O&P) and physical rehabilitation and occupational health (PROH) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999. The Company's former employee services segment was disposed of through NovaCare's sale of its interest in NovaCare Employee Services ("NCES") in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES's outstanding shares. With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

        Recent and Current Activities

        On September 30, 2003, the Company restated its financial statements for the three months ended March 31, 2003 for compensation expense resulting from a stock purchase transaction between a director and principal stockholder of the Company and an officer and principal stockholder of the company. The Company has restated its quarterly results to reflect a non-cash, stock-based compensation charge of $574,000, equal to the difference between the purchase price and the quoted market price of the Company's common stock on the date of the purchase. See additional discussion in Notes 9 and 10 of the financial statements.

        NovaCare sold its name as part of the sale of the PROH business and subsequently changed its name to NAHC, Inc. ("NAHC"). On June 18, 2002, in a transaction approved by NAHC's stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary. As used herein, the "Company" refers to Halsey, NAHC and NovaCare. The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company's common stock in order to preserve the Company's net operating losses.

        In connection with the sale of the operating businesses in 1999, the board and the stockholders approved a Plan of Restructuring (the "Plan") pursuant to which the board was granted the authority to liquidate the Company. The board never commenced liquidation proceedings and, in 2002, the Board of Directors abandoned the Plan and therefore there will be no liquidation of the Company.

        For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses. The Company has made significant progress on these matters. The Company continues to try to collect certain notes, receivables and Medicare appeals and to minimize the few remaining claims against the Company. The Company has retained six employees and three consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the Board of Directors. No members of the current board were members prior to the Company selling its operating businesses.

        The Board of Directors has directed management to analyze a variety of possible plans for redeploying the Company's assets, including without limitation, registering as a closed-end fund under the '40 Act, purchasing real estate or other assets not governed by the '40 Act, or purchasing an operating business.

        The Company has reflected substantially all of its results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities, which are treated as continuing operations. All of the Company's financial assets are in cash items as defined under the Investment Company Act of 1940, which, the Company believes, should exclude it from the definition of an investment company.

Year Ended June 30, 2003 Compared with the Year Ended June 30, 2002

Continuing Operations

        The loss before income taxes from continuing operations was $3.2 million for the year ended June 30, 2003 compared to $3.1 million for the prior year. The primary reason for the increase in the loss was a decrease in general and administrative costs of approximately $500,000, offset by a reduction in the credit provision for restructuring in the amount of $213,000 and by a reduction in interest and other income of approximately $360,000. Reductions in legal expenses of $463,000, taxes and licenses of $229,000 and insurance expense of $250,000 offset by $570,000 of non-cash compensation in fiscal year 2003 accounted for the vast majority of the decrease in general and administrative costs. The decrease in general and administrative costs were primary due to the settlement of legal matters and the general reduction of costs to operate the Company. The non-cash compensation charge was the result of a transaction between a principal stockholder and an officer of the Company. General and administrative expenses consisted primarily of employee wages and benefits, legal expenses, accounting, audit, tax and other professional services.

        There is no provision for or benefit from income taxes for the years ended June 30, 2003 and 2002, as the Company could not utilize, for financial reporting or income tax purposes, the loss incurred in the periods. The Company has NOLs of approximately $209 million as of June 30, 2003. The ultimate amount of the NOLs that may be utilized is dependent on future results and it is reasonably possible that the actual amount may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets at June 30, 2003.

Discontinued Operations

        The gain on disposal of discontinued operations was $4.1 million, compared to $21.3 million for the prior year. These gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000. The gain in fiscal year 2003 of $4.1 million, primarily relates to the realization of certain receivables in excess of the book value totaling $2.7 million and the reversal of accruals of $1.4 million, net, to reflect the settlement of lawsuits, tax claims, and to adjust other liabilities remaining from our discontinued operations. The gain in fiscal year 2002 of $21.3 million primarily relates to a tax claim settlement with the Internal Revenue Service in the amount of $13 million, the realization of certain receivables in excess of book value totaling $8.1 million, and the reversal of accruals of $.2 million, net, to reflect the settlement of a lawsuit and to adjust other liabilities remaining from our discontinued operations.

Year Ended June 30, 2002 Compared with the Year Ended June 30, 2001

Continuing Operations

        The loss before income taxes from continuing operations was $3.1 million for the year ended June 30, 2002 compared to $4.6 million for the prior year. The primary reason for the decrease in the loss was a decrease in selling, general and administrative costs of approximately $1.7 million. Reductions in legal costs ($313,000), salaries and benefits ($457,000), professional fees ($760,000), taxes ($84,000) and insurance ($111,000) accounted for the decrease. The decrease in general and administrative costs was primarily due to a continuing reduction in activity as the Company reduced its need for employees, consultants and other professional services. General and administrative expenses consisted primarily of employee wages and benefits, legal expenses, accounting, audit, tax and other professional services.

        There is no provision for or benefit from income taxes for the years ended June 30, 2002 and 2001, as the Company could not utilize, for financial reporting or income tax purposes, the loss incurred in the periods. The Company has NOLs of approximately $197 million as of June 30, 2002. The ultimate amount of the NOLs that may be utilized is dependent on future actions and it is reasonably possible that the actual amount may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the net deferred tax asset at June 30, 2002.

Discontinued Operations

        The gain on disposal of discontinued operations was $21.3 million, compared to $3.7 million in the prior period. These gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000. The gain in fiscal year 2002 of $21.3 million primarily relates to a tax claim settlement with the Internal Revenue Service in the amount of $13 million, the realization of certain receivables in excess of book value totaling $8.1 million, and the reversal of accruals of $.2 million, net, to reflect the settlement of a lawsuit and to adjust other liabilities remaining from our discontinued operations. The 3.7 million gain in fiscal year 2001 primarily relates to the realization of certain receivables in excess of book value totaling $6.7 million and the recording of $3 million in additional liabilities to reflect the adjustment of other liabilities remaining from our discontinued operations.

Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter (Restated)	Fourth Quarter
Year Ended June 30, 2003:
Loss from continuing operations	$(27,669)	$(1,061,015)	$(1,316,929)	$(783,547)
Gain (loss) on disposal of discontinued operations, net of tax	1,358,909	(179,551)	97,482	2,789,837

Net income (loss)	$1,331,240	$(1,240,566)	$(1,219,447)	$2,006,290
Loss per share from continuing operations basic and assuming dilution	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Gain per share on the disposal of discontinued operations, net of tax	$0.02	$0.00	$(0.00)	$0.03
Net income (loss) per share — basic and assuming dilution	$0.02	$(0.01)	$(0.02)	$0.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 30, 2002:
Loss from continuing operations	$(482,876)	$(1,158,588)	$(588,047)	$(836,031)
Gain (loss) on disposal of discontinued operations, net of tax	(168,668)	2,400,057	6,507,596	12,515,841
Net income (loss)	$(651,544)	$1,241,469	$5,919,549	$11,679,810
Loss per share from continuing operations basic and assuming dilution	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Gain per share on the disposal of discontinued operations, net of tax	$0.00	$0.04	$0.10	$0.19
Net income (loss) per share — basic and assuming dilution	$(0.01)	$0.02	$0.09	$0.18

Liquidity and Capital Resources

Liquidity and Cash Flows

        At June 30, 2003, cash and cash equivalents totaled approximately $23.2 million compared to approximately $11.6 million at June 30, 2002. The increase in cash was mainly attributable to a refund collected from the IRS in the second quarter of approximately $13 million (including interest of approximately $4 million) and the return of $2 million no longer required as collateral for future payment obligations relating to the Company's workers' compensation insurance liabilities, offset by cash used in continuing operations.

        In fiscal year 2003, the Company purchased 2 million shares of its own common stock at $0.12 per share and 200 shares at $0.11 per share for a total purchase price of $240,022. Both stock purchases by the Company were made at fair market value at the time of each transaction. This amount has been recorded as Treasury Stock in the equity section of the Company's balance sheet.

        The Company has filed a Federal Income tax carryback claim with the Internal Revenue Service requesting a refund of approximately $5 million. A final decision from the IRS is not expected until sometime in fiscal year 2004.

        Our primary source of cash in fiscal year 2003 was the collection of old accounts receivables, Medicare receivables and appeals and interest income generated by our investment of cash and cash equivalents. We currently have invested our cash and cash equivalents in interest bearing accounts in banks. We expect to continue to have similar holdings exclusively until we choose our new strategic direction.

        We have concentrated our efforts on conserving our cash while considering our strategic alternatives. However, our use of cash has fluctuated significantly from quarter to quarter and we anticipate that this pattern may continue.

        Our primary use of cash to date has been for costs in pursuit of the collection of accounts receivables, Medicare receivables and appeals as well as general and administrative expenses for operations and in evaluating and implementing strategic alternatives.

        We expect that in the absence of a strategic change, our current cash as well as future cash inflows from accounts and notes and Medicare receivables will fund our current operations for the foreseeable future. Depending on the decisions that are made, our capital requirements may exceed our current resources. In such a case, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

Legal and Tax Claims

        The Company is defending two lawsuits against it which management believes the Company will prevail in both instances. The Company has accrued for potential cost associated with these claims, but the Company has not accrued for the possibility of an adverse ruling or judgment against it. The Company may try to settle these remaining claims.

        The Company is in the process of settling the potential liabilities with various tax authorities. The Company believes that any amount it may owe will be insignificant and immaterial to the Company's financial and cash position. The Company has settled one matter with a state tax authority with the Company agreeing to pay approximately $50,000 to settle liabilities that occurred over a six year period.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements.

Long-Term Contractual Obligations

        The Company has no long-term contractual obligations other than the run off of workers compensation insurance and professional liability insurance for its legacy businesses described below.

        Uninsured Professional Liability Claims

        The Company is a defendant in twenty professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company. The Company believes, however, that various state insurance guaranty funds will pay claims on the Company's behalf. Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits. Therefore, in the event that the Company's current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

        Workers' Compensation Loss Payments

        During the first quarter of this fiscal year, the NovaCare workers' compensation insurance carrier has notified the Company that the purchaser of NCES ("the Purchaser") who is responsible for making certain claim payments required by NovaCare's insurance policy deductibles has defaulted on those payment obligations. The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers' compensation policies of the Purchaser. In management's opinion, the deposits held by the insurance carrier are sufficient to pay deductible obligations on the unrelated workers' compensation policies as well as the NovaCare policies. If the deposits held by the insurance carrier are insufficient to pay all claims or if those funds are otherwise not available to pay the Company's claims, the Company will be required to increase reserves for future NovaCare workers' compensation loss payments.

Cautionary Statement

        Except for historical information, matters discussed above including, but not limited to, statements concerning litigation against the Company, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include the outcome and costs of pending legal actions against the Company, the ability of the Company to realize its remaining assets in cash, and the Company's ability to identify potential acquisition targets and to successfully complete such potential acquisitions.

Critical Accounting Policies and Estimates

        The Company has identified the accounting principles critical to our business and results of operations. We determined the critical principles to be those that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Reserves

        The Company maintains allowances for the collection of receivables remaining from discontinued operations. These allowances are the result of the inability or unwillingness of many of the Company's former customers to make payments. Several of the key industries in which the Company operated have been severely impacted by the Balanced Budget Act of 1997. As a result of the provisions of this Act, many of the Company's former customers went bankrupt and many are nearly insolvent. Accordingly, the Company has maintained significant allowances against its accounts and notes receivables from these customers. There are currently five accounts that make up approximately 92% of the net receivable balance of $2,526,061. The Company is pursuing collection from two of its former customers through litigation.

        On a quarterly basis, the Company reviews the value of the reserves and adjusts the net value of the receivables to the estimated amount that management expects to realize. When facts and circumstances indicate that an account has been impaired below its current carrying value, the Company will adjust the reserve accordingly. When a customer files for bankruptcy or other facts and circumstances dictate that the associated receivable will not be collectible at any future period, the

Company writes off the accounts receivable balance. Generally when the Company estimates that the net receivable remaining from discontinued operations has increased, the Company will release the associated reserves only when there has been a significant change in facts or circumstances to support the Company's change in estimate.

        Many of the Company's accounts and notes receivable are partially reserved because it is highly unlikely that the Company will collect all that it is owed. There are currently five accounts that make up approximately 92% of the net balance. As a result it is inherently difficult to estimate the amount that the Company will realize upon collection. If the financial condition of the Company's former customers were to deteriorate, resulting in an impairment of their ability to make any payments owed to the Company, significant changes to our reserves may be required.

Legal Fees

        The Company accrued an estimate of the legal costs necessary to defend the Company against legal claims. These estimates are highly judgmental and the actual costs could differ significantly from these estimates. We accrued legal fees to defend Brady, Piacentile, Shostack, and Sabolich lawsuits and as a result of the dismissed and favorable settlement of the suits, the Company reversed $2.25 million of these estimates in 2003 that had previously been accrued.

Income Taxes

        The Company has net operating loss carryforwards. The realization of any benefit of these loss carryforwards is dependent on future results and the actual amount of these loss carryforwards may change over time. The Company does not recognize any benefit on its financial statements for any previously incurred losses and will not until it determines that it is more likely than not that it will have taxable income to realize these benefits. Although the Company has reported net income in each of the last two years, it has not generated taxable income since 1996 and does not expect to generate significant taxable income until and unless it executes on a profitable redeployment strategy. The Company records income tax receivables only when the Company believes the collection is reasonably assured.

Loss Contingencies

        The Company records estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, the Company discloses such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment. If we had used different assumptions, the amount of loss contingencies recorded could have differed materially. In particular, the Company has estimated that all of the material litigation will be settled and that none of the cases will result in a judgment against the Company. If the outcome of the litigation is more adverse to the Company than management currently expects, then the Company may have to record additional charges in the future and such charges could be significant.

New Accounting Pronouncements

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have determined that the adoption of SFAS 146 did not have an impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure—An Amendment of FAS No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for those companies who voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provision of FAS 148 are effective for fiscal years ending after December 15, 2002. We have not adopted the fair value method of accounting for stock-based compensation, and will continue to apply APB 25, Accounting for Stock Issued to Employees, for our stock-based compensation plans. The Company has terminated its stock option plan, therefore SFAS 148 did not have an impact on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in our interim and annual financial statements about our obligations under certain guarantees that it has issued. It requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value for the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on our consolidated financial statements. The Company has the following guarantee:

        The Company will indemnify its officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a Directors and Officers liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid, provided that such insurance policy provides coverage. As these indemnification obligations were in effect prior to December 31, 2002 these obligations were grandfathered under the provisions of FIN 45. Accordingly, the Company has not accrued a liability for these agreements as of June 30, 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.    The adoption of FIN 46 is not expected to have a material effect on our financial statements.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

J. L. HALSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$23,219,618	$11,631,692
Accounts and notes receivables remaining from discontinued operations, net	2,526,061	3,682,293
Deferred income taxes	93,562	21,165
Income tax receivable and accrued interest related to discontinued operations	—	13,038,474
Prepaid expenses	103,537	819,268
Prepaid expenses related to discontinued operations	807,682	942,468

Total current assets	26,750,460	30,135,360
Restricted cash related to discontinued operations	2,377,447	4,366,679
Fixed assets, net	14,597	—

Total assets	$29,142,504	$34,502,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$303,329	$1,057,312
Accrued expenses remaining from discontinued operations	4,170,182	8,028,019
Taxes payable related to discontinued operations	250,000	2,281,399

Total current liabilities	4,723,511	11,366,730
Deferred income taxes	93,562	21,165

Total liabilities	4,817,073	11,387,895
Commitments and contingencies (Note 10)	—	—
Stockholders' equity:
Common stock, $.01 par value; authorized 200,000,000 shares; issued 89,522,280 shares at June 30, 2003 and 2002, respectively	895,223	895,223
Additional paid-in capital	275,063,911	274,490,119
Accumulated deficit	(208,720,167)	(209,597,684)
Treasury stock (at cost), 7,329,217 and 5,329,017 shares respectively, at June 30, 2003 and 2002	(42,913,536)	(42,673,514)

Total stockholders' equity	24,325,431	23,114,144

Total liabilities and stockholders' equity	$29,142,504	$34,502,039

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2003	2002	2001
General and administrative expenses	$3,532,588	$3,983,410	$5,660,231
(Credit) provision for restructure	—	(212,818)	(116,000)

Loss from operations	(3,532,588)	(3,770,592)	(5,544,231)
Interest income	322,956	564,426	1,048,367
Interest expense	—	(5,000)	(80,000)
Other income	20,472	145,624	—

Loss from continuing operations	(3,189,160)	(3,065,542)	(4,575,864)
Gain on disposal of discontinued operations	4,066,677	21,254,826	3,744,466

Net income (loss)	$877,517	$18,189,284	$(831,398)

Loss per share from continuing operations — basic and assuming diluted	$(0.04)	$(0.05)	$(0.07)

Net income (loss) per share — basic and assuming diluted	$0.01	$0.28	$(0.01)

Weighted average number of shares outstanding — basic and assuming diluted	83,097,263	65,306,280	63,364,280

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2000	68,672,280	$686,723	$274,646,494	$(226,955,570)	(5,329,017)	$(42,673,514)	$5,704,133
Net loss	—	—	—	(831,398)	—	—	(831,398)

Balance at June 30, 2001	68,672,280	686,723	274,646,494	(227,786,968)	(5,329,017)	(42,673,514)	4,872,735

Issued in connection with conversion of note payable	20,850,000	208,500	(156,375)	—	—	—	52,125
Net income	—	—	—	18,189,284	—	—	18,189,284

Balance at June 30, 2002	89,522,280	895,223	274,490,119	(209,597,684)	(5,329,017)	(42,673,514)	23,114,144
Treasury stock purchase	—	—	—	—	(2,000,200)	(240,022)	(240,022)
Stock-based compensation	—	—	573,792	—	—	—	573,792
Net income	—	—	—	877,517	—	—	877,517

Balance at June 30, 2003	89,522,280	$895,223	$275,063,911	$(208,720,167)	(7,329,217)	$(42,913,536)	$24,325,431

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2003	2002	2001
Cash Flow from Operating Activities:
Net income (loss)	$877,517	$18,189,284	$(831,398)
Adjustments to reconcile net income (loss) to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations, net of tax	(4,066,677)	(21,254,826)	(3,744,466)
Credit provision for restructure	—	(212,818)	(116,000)
Stock-based compensation	573,792	—	—
Depreciation and amortization	2,218	—	—
Non-cash compensation	—	—	60,000
Reversal of income tax payable	(2,031,399)	—	—
Income from restricted cash	—	(55,406)	—
Changes in assets and liabilities:
Prepaid expenses	715,732	97,336	1,272,080
Accounts payable and accrued expenses	(753,983)	502,303	(9,328,192)
Current income taxes	—	329,013	(273,798)
Escrow receivable	—	—	4,506,167

Net cash flows used in continuing operations	(4,682,800)	(2,405,114)	(8,455,607)
Net cash flows provided by (used in) discontinued operations	14,507,668	7,999,133	(8,197,228)

Net cash flows provided by (used in) operating activities	9,824,868	5,594,019	(16,652,835)

Cash Flows from Investing Activities:
Continuing operations:
Additions to property and equipment	(16,815)	—	—
Discontinued operations:
Release of restricted cash	2,019,895	358,723	12,332,130

Net cash flows provided by investing activities	2,003,080	358,723	12,332,130

Cash Flows from Financing Activities:
Continuing operations:
Payment for purchase of treasury stock	(240,022)	—	—
Discontinued operations:
Payment of note payable	—	(8,000)	—

Net cash flows used in financing activities	(240,022)	(8,000)	—

Net increase (decrease) in cash and cash equivalents	11,587,926	5,944,742	(4,320,705)
Cash and cash equivalents, beginning of year	11,631,692	5,686,950	10,007,655

Cash and cash equivalents, end of year	$23,219,618	$11,631,692	$5,686,950

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

1.     Summary of Significant Accounting Policies

        Nature of Operations:    J. L. Halsey Corporation, formerly NAHC, Inc. (the "Company"), previously operated in three business segments: long-term care services, outpatient services and employee services. Long-term care services ("LTCS") consisted of providing rehabilitation and healthcare consulting services on a contract basis to health care institutions, primarily long-term care facilities. This segment was disposed of on June 1, 1999. Outpatient services consisted of providing orthotic and prosthetic ("O&P") and physical rehabilitation and occupational health ("PROH") rehabilitation services through a national network of patient care centers. The O&P and PROH businesses were sold on July 1, 1999 and November 19, 1999, respectively. Employee services were comprehensive, fully integrated outsourcing solutions of human resource issues, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services, and were generally provided to small and medium-sized businesses. This segment was disposed of on October 19, 1999.

        The Company has disposed of all of its operating segments. The Company's activities consist of searching for one or more established businesses to acquire and managing the Company's remaining assets and liabilities. Accordingly, the accompanying consolidated financial statements reflect all the Company's assets and liabilities, results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations. For the past serveral years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses. The Company has made significant progress on these matters. The Company continues to try to collect certain notes, receivables and Medicare appeals and to minimize the few remaining claims against the Company.

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Management also uses estimates to report assets and liabilities remaining from discontinued operations. The Company estimates reserves against potential assets from discontinued operations as well as in the reporting of potential liabilities from discontinued operations. The Company adjusts these estimates quarterly as facts and circumstances require.

        Reclassification:    Certain reclassifications of prior year amounts have been made to conform with the current year's presentation.

        Cash and Cash Equivalents:    The Company's holdings consist of cash in banks. These holdings are recorded on the Company's balance sheet at current value, which includes cost plus earned interest. The Company maintains cash balances with banks in excess of FDIC insured limits. The Company limits credit risk by maintaining accounts with financial institutions of high credit standing.

        Restricted cash balances consist of the following:

	June 30, 2003	June 30, 2002
Cash balance in support of self-insured workers compensation liabilities	$2,377,447	$4,366,679

        The change in the restricted cash balance represents a release of the restricted cash that was received by the Company in fiscal year 2003 in the amount of $2,019,895 offset by interest income of $30,663. The Company's workers compensation insurance carrier released the funds to the Company after a periodic review of the Company's potential claim exposure.

        Accounts and Notes Receivables Remaining from Discontinued Operations:    At June 30, 2003, the accounts and notes receivables remaining from discontinued operations primarily consist of trade accounts receivable and Medicare indemnification receivables which were owed to the Company prior to the disposition of the Company's operating segments in 1999. The Company has established reserves to reduce these assets to their net realizable value. Adjustments to these reserves are charged or credited to gain (loss) on discontinued operations, net of tax.

        Accrued Expenses Remaining from Discontinued Operations:    At June 30, 2003, the accrued expenses remaining from discontinued operations primarily consist of liabilities which arose prior to or as a result of the disposition transactions. These liabilities include workers compensation, uninsured professional liability claims and credit and cash collection expenses. The Company adjusts these accrual amounts based on current information available to management and these adjustments are charged or credited to gain (loss) on discontinued operations, net of tax.

        Legal Fees:    The Company accrues for total estimated legal fees to defend itself in lawsuits.

        Income Taxes:    The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Valuation allowances are provided against deferred tax assets which are unlikely to be realized as of the end of relevant reporting period.

        Net Income (Loss) Per Share:    Basic net income (loss) per share ("EPS") is calculated using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is calculated using basic EPS adjusted for the effects of stock options and convertible debt if such instruments are dilutive.

        Stock Based Compensation:    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income (loss) and income (loss) per share for the years ended June 30, 2003, 2002 and 2001 would not be material to the Company's financial statements.

        Comprehensive Income (Loss):    For fiscal years 2003, 2002 and 2001 the Company's comprehensive income (loss) consists only of net income or loss.

  New Accounting Pronouncements

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure—An Amendment of FAS No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for those companies who voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provision of FAS 148 are effective for fiscal years ending after December 15, 2002. We have not adopted the fair value method of accounting for stock-based compensation, and will continue to apply APB 25, Accounting for Stock Issued to Employees, for our stock-based compensation plans. The Company has terminated its stock option plan, therefore SFAS 148 did not have an impact on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in our interim and annual financial statements about our obligations under certain guarantees that it has issued. It requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value for the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on our financial position or results of operations. The Company has the following guarantee:

        The Company will indemnify its officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a Directors and Officers liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid, provided that such insurance policy provides coverage. As these indemnification obligations were in effect prior to December 31, 2002 these obligations were grandfathered under the provisions of FIN 45. Accordingly, the Company has not accrued a liability for these agreements as of June 30, 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.    The adoption of FIN 46 is not expected to have a material effect on our financial statements.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements.

2.     Discontinued Operations

        At June 30, 2003 and 2002, assets and liabilities from discontinued operations consisted of:

        At June 30, 2003 and 2002, assets and liabilities from discontinued operations consisted of:

	June 30, 2003	June 30, 2002
Accounts and notes receivables remaining from discontinued operations, net	$2,526,061	$3,682,293
Restricted cash in support of workers compensation liabilities	2,377,447	4,366,679
Prepaid expenses pertaining to insurance deposits	807,682	942,468

Total assets related to discontinued operations	5,711,190	8,991,440

Accrued expenses remaining from discontinued operations	4,170,182	8,028,019
Taxes payable related to discontinued operations	250,000	2,281,399

Total liabilities related to discontinued operations	$4,420,182	$10,309,418

        The accounts and notes receivables remaining from discontinued operations primarily consist of trade accounts receivable and Medicare indemnification receivables which were owed to the Company prior to the disposition of the Company's long-term care services business in 1999. The Company has established reserves to reduce these assets to their net realizable value. The determination of the amount of the reserves includes an analysis by the Company of the likelihood of prevailing in the collection of the receivable and the financial stability and strength of the entity behind the receivable. The Company will adjust the receivable as facts and circumstances change. The accrued expenses remaining from discontinued operations primarily consist of liabilities which arose prior to or as a result of the disposition transactions.

        The $4.1 million gain on disposal of discontinued operations recorded in fiscal year 2003, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of the realization of certain receivables in excess of book value totaling $2.7 million and the reversal of accruals of $1.4 million, net, to reflect the settlement of lawsuits, tax claims, and to adjust other liabilities remaining from our discontinued operations.

        The $21.3 million gain on disposal of discontinued operations recorded in fiscal year 2002, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of a tax claim settlement with the Internal Revenue Service in the amount of $13 million, the realization of certain receivables in excess of book value totaling $8.1 million, and the reversal of accruals of $.2 million, net, to reflect the settlement of a lawsuit and to adjust other liabilities remaining from our discontinued operations.

        The $3.7 million gain on disposal of discontinued operations recorded in fiscal year 2001, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of the realization of certain receivables in excess of book value totaling $6.7 million and the recording of $3 million in additional liabilities to reflect the adjustment of other liabilities remaining from our discontinued operations.

        In the course of divesting its long-term care services business in 1999, the Company recorded a provision for restructure consisting principally of employee severance costs. All of the affected employees have been terminated and there was no remaining balance in the provision as of June 30, 2003.

3.     Net Income (Loss) Per Share

        The following table sets forth the computation and reconciliation of net loss per share-basic and net loss per share-assuming dilution:

	Years Ended June 30,
	2003	2002	2001
Loss from continuing operations	$(3,189,160)	$(3,065,542)	$(4,575,864)
Gain on disposal of discontinued operations	4,066,677	21,254,826	3,744,466

Net income (loss)	$877,517	$18,189,284	$(831,398)

Weighted average shares outstanding:
basic and assuming diluted	83,097,263	65,306,280	63,364,280

Loss per share from continuing operations — basic and assuming diluted	$(0.04)	$(0.05)	$(0.07)
Income per share on disposal of discontinued operations — basic and assuming diluted	0.05	0.33	0.06

Net income (loss) per share — basic and assuming diluted	$0.01	$0.28	$(0.01)

4.     Fixed Assets, net

        Fixed Assets consists of the following at June 30:

	As of June 30,
	2003	2002
Office equipment	$16,815	$—
Accumulated depreciation	(2,218)	—

Fixed assets, net	$14,597	$—

        Depreciation expense for the years ended June 30, 2003, 2002 and 2001 was $2,218, $0, and $0, respectively. Depreciation is based on the straight-line method over the estimated useful life of the assets of two years.

5.     Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses are summarized as follows:

	As of June 30,
	2003	2002
Accounts payable	$263,756	$954,477
Accrued compensation and benefits	39,573	102,835

Total	$303,329	$1,057,312

6.     Operating Leases

        Halsey's principal office is located at 2325-B Renaissance Drive, Suite 21, Las Vegas, Nevada 89119, where it leases approximately 150 square feet of office space. A subsidiary of Halsey leases approximately 2,600 square feet of office space in King of Prussia, PA, under a lease which expires in March 2004. The Company had a prepaid balance of $45,013 as of June 30, 2003 on future lease payments. Total rent expense charged to operations was $146,176, $102,463 and $73,543 in fiscal 2003, 2002 and 2001, respectively.

        The Company received sublease payments amounting $0, $0, and $4,185 for the years ended June 30, 2003, 2002 and 2001, respectively, from companies controlled by the former Chairman of the Board of the Company.

7.     Income Taxes

        The components of net deferred tax assets (liabilities) as of June 30, 2003 and 2002 were as follows:

	As of June 30,
	2003	2002
Accruals and reserves not currently deductible for tax purposes	$2,810,951	$7,549,435
Restructure reserves	—	92,605
Net operating loss, capital loss and tax credit carryforwards	91,791,430	125,135,838

Gross deferred tax assets	94,602,381	132,777,878
Valuation allowance	(94,508,819)	(132,756,713)

Net deferred tax assets	93,562	21,165

Other, net	(93,562)	(21,165)

Gross deferred tax liabilities	(93,562)	(21,165)

Net deferred tax asset (liability)	$—	$—

        The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to Federal and state net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carryforwards that may not be realized.

        The Company has Federal net operating loss carryforwards of approximately $209 million and a capital loss carryforward of approximately $42 million to offset future taxable income and taxable gains. The net operating loss carryforwards expire principally in 2018. The capital loss carryforwards expire in 2005, 2007 and 2008. In addition, the Company has state net operating loss carryforwards of approximately $36 million, which begin to expire in 2018. The Company has adjusted its deferred tax asset and respective valuation allowance to eliminate state net operating loss carryforwards that are no longer available to the Company. If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

        The reconciliation of the expected tax (benefit) expense (for income from continuing operations before income taxes) to actual tax (benefit) expense was as follows:

	Years Ended June 30,
	2003	2002	2001
Expected federal income tax expense (benefit) at statutory rate	$(1,116,206)	$(1,072,940)	$(1,601,552)
State income taxes, net federal benefit	(156,922)	(183,933)	(274,552)
Nondeductible stock-based compensation	200,827	—	—
Effect of valuation allowance on current year losses	1,072,301	1,256,873	1,876,104

	$—	$—	$—

        The net amount of income taxes paid (refunded) during fiscal 2003, 2002 and 2001 amounted to ($13,374,065), ($0), and ($38,185), respectively.

        The Company has filed a Federal Income tax carryback claim with the Internal Revenue Service requesting a refund of approximately $5 million. A final decision from the IRS is not expected until sometime in fiscal year 2004.

8.     Note Payable

        On September 27, 2000, the Company issued a 10% convertible subordinated note to an officer in the amount of $60,000. The note accrued interest at a rate of 10% per annum and was payable on the earlier of demand by the officer for payment or May 1, 2006. The note was convertible into the Company's common stock and had a conversion price that ranged from $0.04 to a potential $0.0025 per share. In the event that the Company's board acted to file liquidation papers, or took other actions that would result in returning assets to the stockholders, the note (and all accrued interest) became convertible into the Company's common stock at a conversion price of $0.0025 per share. In January of 2002, the note was transferred to a limited partnership controlled by an affiliate of the officer.

        As set forth in the terms of the note, the conversion price became fixed at $.0025 per share once the Company filed with the SEC a Form 10-Q or 10-K indicating a Balance Sheet Equity (as defined in the note) of greater than $6 million. The Company's balance sheet on Form 10-Q for the period ending March 31, 2002 satisfied this requirement. On May 28, 2002 the limited partnership converted $52,125 of the $69,500 note balance into 20,850,000 shares of the Company's common stock. The remaining $9,500 of interest and $7,875 of principal was paid to the holder in cash in June 2002.

9.     Benefit Plans

Stock Option Plans

        All of the Company's stock option plans have been terminated by the Company's Board of Directors on April 17, 2003. The Company's stock option plans prior to termination, as amended, provided for issuance of options to purchase up to 8,600,000 shares of common stock to employees, officers and directors. Under the plans, substantially all options were granted for a term of up to 10 years at prices equal to the fair market value at the date of grant and vest ratably over five years. In fiscal year 2003 the last two option holders sold their outstanding options back to the Company for $2,800 concurrent with the termination of the plans. The Company used the black-scholes method for determining the fair value of these options at $2,800, and recorded this amount in the statement of operations as a component of general and administrative expenses.

        The following summarizes the activity of the stock option plans:
(in thousands, except per share amounts)

	Years Ended June 30,
	2003	2002	2001
Options:
Outstanding at beginning of year	676	1,092	1,115
Granted	—	—	—
Exercised	—	—	—
Canceled	(676)	(416)	(23)

Outstanding at end of year	—	676	1,092

Option price per share ranges:
Outstanding at beginning of year	$2.38-$13.25	$2.38-$13.25	$2.38-$14.38
Granted	—	—	—
Exercised	—	—	—
Canceled	$2.38-$13.25	$2.38-$13.25	$2.38-$14.38
Outstanding at end of year	$—	$2.38-$13.25	$2.38-$13.25
Options exercisable at end of year	—	433	568
Exercisable option price ranges	$—	$2.38-$13.25	$2.38-$13.25
Options available for grant at end of year under stock option plans	—	2,196	1,956

Other Stock Awards

        The following summarizes the other stock award activity:

	Years Ended June 30,
	2003	2002	2001
Options:
Outstanding at beginning of year	3,200	3,200	3,200
Granted	—	—	—
Exercised	—	—	—
Canceled	(3,200)	—	—

Outstanding at end of year	—	3,200	3,200

Option price per share ranges:
Outstanding at beginning of year	$6.88	$6.88	$6.88
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding at end of year	$—	$6.88	$6.88
Options exercisable at end of year	—	3,200	3,200
Exercisable option price ranges	$—	$6.88	$6.88

        In September 2002, an officer and principal stockholder of the Company granted an option to a director and principal stockholder of the Company to purchase 4,170,000 shares of common stock of the J.L Halsey Corporation from the officer for $0.04 per share. Under the guidance provided by the AICPA Accounting Interpretation No. 1 to APB 25, such transaction is viewed to be a transaction of the Company and would require the Company to record a charge for the excess, if any, of the market price of the shares over the exercise price of the options. At the time of the grant, the exercise price of the options equaled the market price of the shares and, therefore this transaction had no effect on the Company's results of operations.

        In January 2003, the same two individuals entered into a transaction whereby the director directly purchased 4,170,000 shares of common stock from an officer and principal stockholder of the Company. Pursuant to Interpretation No. 1 to APB 25, this is treated as a transaction of the Company and, as a result, the excess of the purchase price over the market value, as measured by the quoted market price on the date of transaction, is recorded as stock-based compensation expense. On the date of the transaction, the Company's market price per share was $0.13 per share and the officer paid $0.2676 per share. Accordingly, the Company recorded $574,000 of non-cash, stock-based compensation expense and a corresponding increase in additional paid-in capital for this transaction.

Retirement Plans

        The Company has a defined contribution 401(k) plan covering substantially all of its employees. The Company does not provide any matching contributions under the terms of the plan.

10.   Commitments and Contingencies

  Cases Settled During the 2003 Fiscal Year

        During the year ended June 30, 2002, the Company settled a claim to recover taxes paid against the U.S. government with a payment to the Company of approximately $13 million. The Company collected the $13 million in the second quarter of fiscal year 2003. In 2003, we also reversed accruals for legal fees and estimated litigation settlement expenses of approximately $2.25 million principally as a result of the affirmation of the dismissal of the Brady lawsuit, the dismissal of the Piacentile lawsuit, and the settlements of the Sabolich and two of the Shostack lawsuits. $1.55 million was recorded as a gain on disposal of discontinued operations in the second quarter of fiscal year 2003 and $650,000 was recorded as an offset to general and administrative expenses on the statement of operations in the first quarter of fiscal year 2003. The remaining $50,000 was recorded in the third quarter of fiscal year 2003.

        NAHC, Inc. v. United States. In this case, the Company was seeking a refund of taxes paid. The Company originally filed this action in the United States Court of Federal Claims in 1996 to seek a refund of approximately $35 million paid by the Company to the Internal Revenue Service of the United States ("the IRS") as a result of 2 transactions: the purchase of Rehab Systems Corporation in 1992 and the subsequent sale of that business and related businesses to HealthSouth in 1995. In 1998, both the Company and the IRS moved for summary judgment on the record. A hearing was held on these motions in September 2000. In March 2002, the judge issued an order denying summary judgment to both parties. After that ruling, the parties began discussions concerning a compromise settlement that might be acceptable to both parties. The parties subsequently agreed on a settlement in the amount of $8.7 million plus interest, in December 2002. Including interest, the Company received approximately $13 million from the IRS in the second quarter of fiscal 2003. The $13 million was recorded as a gain on disposal of discontinued operations on the Company's statement of operations in fiscal year 2002.

        Brady v. NAHC, Inc., et al., in the United States District Court for the Eastern District of Pennsylvania. This was a purported class action case filed on behalf of all persons who purchased the common stock of the Company during the period between April 5, 1999 through and including November 22, 1999. Five similar actions were filed in the Eastern District of Pennsylvania, including one that alleged a class period from May 20, 1998 through November 22, 1999. They were consolidated into a single action. PricewaterhouseCoopers LLP was also named as a defendant in the case.

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

        On October 3, 2002, The U.S. Court of Appeals for the Third District affirmed the dismissal.

        Piacentile v. NAHC, Inc. During the second quarter of fiscal 2002, the Company was served with a qui tam suit. The relator/plaintiffs in this suit allege violations of the federal False Claims Act by the Company. The complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5,000 to $10,000 for each violation, plus attorneys' fees, experts' fees and costs of the suit. This case against the Company was dismissed in November 2002 and the relator/plantiffs did not appeal the suit.

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

        Ronald Shostack v. Wasserstein et. al. (including Halsey), Case No. CV-2002-015127. This case was filed against the Company and approximately 20 other defendants in August 2002 in the Superior Court of the State of Arizona. In this case, plaintiff Ronald Shostack seeks approximately $10 million in damages related to the sale of his PEO (professional employer organization) business to NovaCare Employee Services (NCES). Shostack claims that he is owed two $5 million earn-out bonuses from NCES. At the time, Shostack sold his business to NCES it was owned in part by the Company. The earn-out bonuses Shostack claims he is owed were not due until after NCES was sold to HR Logic, Inc. Shostack has sued the Company, and others, on the theory that the Company breached a fiduciary duty to Shostack and that fraud was committed against Shostack in the sale of NCES to HR Logic. The Company settled this case in February 2003, the effect of which has been included in the financial statements. Shostack also sued Wasserstein, Perella & Co. (Wasserstein), the Company's investment bank in the sale of NCES. Under the terms of an indemnification agreement relating to the sale of NCES, the Company paid to settle the legal claims of Shostack against Wasserstein, the effect of which has been included in the financial statements.

  Active Cases

        Walmsley and Sullivan v. NAHC, Inc. et. al. During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees against the Company and its officer and directors. The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims. The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action. The Company has sued both Walmsley and Sullivan in federal court in Arizona. This suit claims damages related to bonuses paid to Walmsley and Sullivan. The Company's management believes that it will not have to pay a material amount to settle this litigation.

  Other Miscellaneous Cases and Claims

        Ronald Shostack v. Wasserstein, et. al. In the Shostack suit mentioned above, Shostack has also sued several former directors of the Company who were also directors of NCES, as well as other NCES officers and directors. Several of these individuals have notified the Company that they believe that the Company is legally obligated to indemnify them against any costs or liability as a result of this suit. The Company believes this analysis is incorrect and has not agreed to indemnify those individuals. The case has been dismissed but the Company expects Shostack to appeal this decision.

        NovaCare v. Stratford Nursing Home. The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000. Stratford counter-claimed with numerous theories asserting that the company instead owed Stratford money. Although Stratford's principal claims were thrown out by the court, Stratford in the last quarter of fiscal year 2003 has quantified its remaining counter-claims at approximately $1 million. The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party. This case is pending in the U.S. District Court for the Southern District of New Jersey (Camden). The court has recently appointed a Medicare financial expert to evaluate the claims of Stratford. The financial expert has not yet reported their findings to the court. The Company's management believes that it will not have to pay a material amount to settle this litigation.

        Miscellaneous Claims. The Company has recorded reserves to pay several dozen small claims (most will be $50,000 or less) that it has identified related to two of its previous operating business.

        Uninsured Professional Liability Claims

        The Company is a defendant in twenty professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company. The Company believes, however, that various state insurance guaranty funds will pay claims on the Company's behalf. Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits. Therefore, in the event that the Company's current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims. The Company's management does not believe that any of these claims are material.

        Workers' Compensation Loss Payments

        During the first quarter of this fiscal year, the NovaCare workers' compensation insurance carrier has notified the Company that the purchaser of NCES ("the Purchaser") who is responsible for making certain claim payments required by NovaCare's insurance policy deductibles has defaulted on those payment obligations. The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers' compensation policies of the Purchaser. In management's opinion, the deposits held by the insurance carrier are sufficient to pay deductible obligations on the unrelated workers' compensation policies as well as the NovaCare policies. If the deposits held by the insurance carrier are insufficient to pay all claims or if those funds are otherwise not available to pay the Company's claims, the Company will be required to increase reserves for NovaCare workers' compensation loss payments.

        Tax Claims

        The Company is in the process of settling potential liabilities with various tax authorities. The Company believes that any amount it may owe will be insignificant and immaterial to the Company's financial and cash position. The Company has settled one matter with a state tax authority with the Company agreeing to pay approximately $50,000 to settle the liabilities. The Company's management believes that it has adequately accrued for any potential liability in these matters.

  Employment Agreements

        Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as the Company's Chief Executive Officer. The term of the agreement continues through May 5, 2005, subject to certain extensions. Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000. The agreement requires Mr. Burt to devote at least 50% of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer. Mr. Burt's agreement provides for additional bonuses as follows: 10% of the amount the Company collects on certain of the Company's delinquent receivables in excess of the amount booked for such receivables on the Company's balance sheet, subject to a specified cap; and 10% of the difference between the amount at which certain of the Company's liabilities are booked on the Company's balance sheet and the actual amounts the Company pays.

11.   Quarterly Results (Unaudited)

        The following table sets forth unaudited selected financial information for the periods indicated. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments)

necessary for a fair presentation of such information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter (Restated)	Fourth Quarter(1)
Year Ended June 30, 2003:
Loss from continuing operations	$(27,669)	$(1,061,015)	$(1,316,929)	$(783,547)
Gain (loss) on disposal of discontinued operations, net of tax	1,358,909	(179,551)	97,482	2,789,837

Net income (loss)	$1,331,240	$(1,240,566)	$(1,219,447)	$2,006,290
Loss per share from continuing operations basic and assuming dilution	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Gain per share on the disposal of discontinued operations, net of tax	$0.02	$0.00	$(0.00)	$0.03
Net income (loss) per share—basic and assuming dilution	$0.02	$(0.01)	$(0.02)	$0.02
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Year Ended June 30, 2002:
Loss from continuing operations	$(482,876)	$(1,158,588)	$(588,047)	$(836,031)
Gain (loss) on disposal of discontinued operations, net of tax	(168,668)	2,400,057	6,507,596	12,515,841

Net income (loss)	$(651,544)	$1,241,469	$5,919,549	$11,679,810
Loss per share from continuing operations basic and assuming dilution	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Gain per share on the disposal of discontinued operations, net of tax	$0.00	$0.04	$0.10	$0.19
Net income (loss) per share—basic and assuming dilution	$(0.01)	$0.02	$0.09	$0.18

(1)
Includes fourth quarter 2003 gains on disposal of discontinued operations of:

•
$740,000 to reduce the reserves against some of the Company's accounts and notes receivables to reflect revised expectations of collectibility.

•
$1,780,000 to reduce the Company's income tax liabilities because of favorable developments regarding potential settlements with various tax agencies.

(2)
Includes fourth quarter 2002 gains (losses) on disposal of discontinued operations of:

•
$13 million gain to reflect a recovery in excess of book value of an income tax receivable from the Internal Revenue Service resulting from a settlement of a lawsuit brought by the Company against the IRS in 1996.

•
$900,000 to reduce the reserves against some of the Company's accounts and notes receivables to reflect revised expectations of collectibility.

•
($1.5 million) loss due to an increase in estimate of the Company's liabilities related to workers compensation claims on behalf of a former subsidiary.

  Restatement of Quarterly Financial Statements

        The Company has restated its financial statements for the three months ended March 31, 2003 for compensation expense resulting from a stock purchase transaction between a director and principal stockholder of the Company and an officer and principal stockholder of the Company. As described in Note 9, the director purchased 4,170,000 shares of the Company's common stock from an officer and principal stockholder of the Company in January 2003 and, pursuant to Interpretation No. 1 to APB 25, such a transaction is treated as a transaction of the Company. The Company has restated its quarterly results to reflect a non-cash, stock-based compensation charge of $574,000, equal to the difference between the purchase price and the quoted market price of the Company's common stock on the date of the purchase.

        The changes to the Unaudited Balance Sheet and Statement of Operations as of and for the three months ended March 31, 2003 are as follows:

(In thousands), except per share amounts	As Reported	As Restated
Balance Sheet
Additional paid-in capital	$274,490	$275,064
Accumulated deficit	(210,152)	(210,726)
Statement of Operations
Selling, general and administrative expenses	$827	$1,401
Loss from continuing operations	(743)	(1,317)
Net loss	(646)	(1,219)
Loss per share from continuing operations — basic and diluted	$(0.01)	$(0.02)
Net loss per share — basic and diluted	$(0.01)	$(0.02)

33

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of J. L. Halsey Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of J.L. Halsey Corporation and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
September 23, 2003

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        The Registrant has had no changes in or disagreements with its independent accountants.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Based on an evaluation as of the end of the period covered by this annual report on Form 10-K, the Company's principal executive officer and acting principal financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) are effective in timely providing management with material information required to be disclosed by the Company in its filings under the Exchange Act.

Changes in internal controls

        There have been no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, its internal controls since the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of the Company are as follows:

Name	Position	Age
William T. Comfort, III	Chairman of the Board of Directors and Director	37
David R. Burt	Chief Executive Officer, President, Secretary, Treasurer and Director	40
Andrew Richard Blair	Director	70
Nicolas De Santis Cuadra	Director	37
Charles E. Finelli	Director	39

        No family relationships exist among any of the directors or executive officer of the Company. Executive officers serve at the discretion of the Company's Board of Directors.

        William T. Comfort, III has been a director of the Company since June 2002, and Chairman of the Board since November 12, 2002. He was a private equity investor with CVC Capital Partners, a leading private equity firm based in London, England, from February 1995 until December 2000. He also served as a consultant to Citicorp Venture Capital. Mr. Comfort has served as a member of the board of Ergo Science Corporation, a Delaware corporation, since January 2001, and has served on the boards of directors of other public and private companies. Mr. Comfort received his J.D. and L.L.M. in tax from New York University School of Law.

        David R. Burt has been our Chief Executive Officer, President and Secretary since May 4, 2000, and Treasurer since January 14, 2002, and a director since June 7, 2000. Mr. Burt is also President, Chief Executive Officer, Secretary, and a director of Ergo Science Corporation, a biopharmaceutical company. He joined Ergo Science Corporation as Vice President, Corporate Development, in March 1993, was appointed Secretary in March 1997, and in March 1999 was appointed President, Chief Executive Officer and director.

        Andrew Richard Blair has been a director of the Company since November 12, 2002. He is a founder of Freimark Blair & Company, Inc., a broker-dealer research boutique. Mr. Blair has served as the President, Chief Executive Officer, Chief Financial Officer and as a director of Freimark Blair since January 1983.

        Nicolas De Santis Cuadra has been a director of the Company since January 16, 2003. Mr. De Santis has served since January 2003 as the chief executive officer of London-based Twelve Stars Communications, an international brand business consulting firm which Mr. De Santis founded in 1994. He previously served as the chief executive officer of Twelve Star from 1994 until December 1998. From December 2000 until January 2003, Mr. De Santis served as the marketing director of OPODO Ltd., an online travel portal owned by several European-based airlines. From January 1999 until December 2000, Mr. De Santis served as senior vice president and chief marketing officer of Beenz.com. Mr. De Santis received a degree in economics from Kensington University of Los Angeles, California, in 1988.

        Charles E. Finelli has been a director since August 18, 2000. An attorney, Mr. Finelli has been in private practice for seven years specializing in litigation. He is a graduate of the University of Arkansas School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of its shares of common stock to file with the SEC initial reports of ownership of shares of common stock and reports of changes in such ownership. The SEC's rules require such persons to furnish the Company with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, the Company believes that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended June 30, 2003, except that Mr. De Santis failed to timely file a Form 3 on becoming a director of the Company.

Code of Ethics

        On September 25, 2003, the Company adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is included as an exhibit with this Form 10-K as filed with Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth certain information for the fiscal years ended June 30, 2001, 2002 and 2003 concerning the compensation of the Company's Chief Executive Officer and certain other executive officers. These individuals are referred to herein as "Named Executive Officers."

Summary Compensation Table

		Annual Compensation
Name and Principal Position					All Other Compensation ($)
	Year	Salary ($)	Bonus ($)
David R. Burt Chief Executive Officer, President, Secretary, Treasurer and Director	2003 2002 2001	250,000 250,000 250,000	178,701 567,598 272,000	(1) (2)	— — 119,065	(3)

(1)
This amount represents the amount earned in Fiscal 2003, of which $20,000 was paid in fiscal year 2003. The remaining amount has been accrued. The bonuses in 2001, 2002, and 2003 were paid or accrued pursuant to different formulas in accordance with the executive's employment contract. No bonuses remain to be accrued under such formulas.

(2)
This amount represents the amount earned in fiscal 2002, of which $267,598 was paid.

(3)
This amount represents the income for tax purposes reflected by a note payable to Mr. Burt.

Option Grants In Last Fiscal Year

        The Company terminated its stock option plan in fiscal year 2003, therefore, no options were granted to any Named Executive Officer during the fiscal year ended June 30, 2003.

Aggregate Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

        No options were exercised during, and no options were held by, any Named Executive Officer at the end of the fiscal year ended June 30, 2003.

Compensation of Directors of Halsey

        The Company provides each non-employee director with an annual retainer of $25,000. Each director receives a fee of $1,000 per meeting attended, plus out-of-pocket expenses. In addition, members of board committees receive a fee of $1,000, plus out-of-pocket expenses, for each non-telephonic committee meeting attended that is not scheduled in conjunction with a meeting of the full board, and a fee of $500, plus out-of-pocket expenses, for each non-telephonic committee meeting attended in conjunction with a meeting of the full board and for each telephonic meeting of any committee of the board. Executive officers of the Company do not receive additional compensation for serving on the board of directors. William T. Comfort, III, the Company's Chairman of the Board has waived all retainers and fees for his services.

Employment Agreements

        Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as the Company's Chief Executive Officer. The term of the agreement continues through May 5, 2005, subject to certain extensions. Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000. The agreement requires Mr. Burt to devote at least 50% of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer, inasmuch as Mr. Burt also serves as president, chief executive officer and a director of Ergo Science Corporation. Mr. Burt's agreement provides for additional bonuses as follows: 10% of the amount the Company collects on certain of the Company's delinquent receivables in excess of the amount booked for such receivables on the Company's balance sheet, subject to a specified cap; and 10% of the difference between the amount at which certain of the Company's liabilities are booked on the Company's balance sheet and the actual amounts the Company pays. As consideration for, among other things, his efforts in obtaining settlements on certain disputes in July 2000, the Company granted Mr. Burt a convertible promissory note in the principal amount of $60,000. Mr. Burt subsequently transferred the note to a family limited partnership controlled by him. On or about May 28, 2002, the holder of the note converted $52,125 of principal on the note into 20,850,000 shares of Common Stock. The remaining $7,825 in principal and $9,500 in accrued interest were redeemed by the Company. On September 19, 2002, the family limited partnership granted an option to purchase 4,170,000 shares of the Common Stock acquired upon conversion of the note to Mr. William T. Comfort III, a director of the Company, at $0.04 per share which was later exercised. On January 8, 2003, the partnership sold an additional 4,170,000 shares to LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner, for $0.2676 per share. Mr. Burt's employment agreement also provides him certain registration rights with respect to the shares acquired upon conversion of the note. Because the exercise price of the options and the selling price of the shares were at or above market price in effect at the time of the transactions, there was no effect on the Company's results of operations.

        The Company and James T. Walmsley, our former Vice President, are currently engaged in litigation with respect to (i) the Company's claim that Mr. Walmsley received amounts he was not entitled to and (ii) amounts that Mr. Walmsley claims the Company owes to him.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Company during 2003 consisted of William T. Comfort, III, who serves as chairman and Charles Finelli. No executive officer of the Company serves as a member of the compensation committee or board of directors of another company of which an executive officer serves on the Compensation Committee of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of July 21, 2003 by:

  •
  each stockholder known by the Company to beneficially own more than five percent of the common stock;

  •
  each of the Company's directors;

  •
  each of the Company's named executive officers; and

  •
  all directors and executive officers as a group.

        The Company has determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons included in this table have sole voting and investment power with respect to all the shares of common stock beneficially owned by them, subject to applicable community property laws. The Company has no options outstanding for inclusion in the calculation of beneficial ownership.

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
LDN Stuyvie Partnership	15,216,955	(b)	18.5%
William T. Comfort III	19,386,955	(c)	23.6%
David R. Burt	12,510,000	(d)	15.2%
Charles E. Finelli	610,000		*
Andrew Richard Blair	—		—
Nicolas De Santis Cuadra	—		—
Directors and Officers as a group (5 persons)	32,506,955		39.5%

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

(b)
LDN Stuyvie Partnership is a limited partnership, the sole general partner of which is William T. Comfort III, the Company's Chairman of the Board. The address of LDN Stuyvie Partnership is 30 Cheyne Walk, SW3 5HH London, UNITED KINGDOM.

(c)
Includes the shares held by LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner.

(d)
Consists entirely of shares held by a family limited partnership, the general partner of which is controlled by Mr. Burt.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On or about May 28, 2002, a family limited partnership controlled by David Burt, our Chief Executive Officer, converted $52,125 of the $60,000 note originally issued to Mr. Burt in September 2000 for 20,850,000 shares of Common Stock. The remaining $7,875 of principal and $9,500 of interest accrued on the note was redeemed by the Company at the time of the conversion. On September 19, 2002, the family limited partnership granted an option to purchase 4,170,000 shares of the Common Stock acquired upon conversion of the note to Mr. William T. Comfort III, a director of the Company, at $0.04 per share, which was later exercised. On January 8, 2003, the partnership sold an additional 4,170,000 shares to LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner, for $0.2676 per share.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not required until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

(b)
Reports on Form 8-K:

        None.

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

Dated: September 29, 2003

J. L. HALSEY CORPORATION, INC.
By:	/s/ DAVID R. BURT David R. Burt Chief Executive Officer, President and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM T. COMFORT, III (WILLIAM T. COMFORT, III)	Chairman of the Board and Director	September 29, 2003
/s/ DAVID R. BURT (DAVID R. BURT)	Chief Executive Officer, Principal Financial and Accounting Officer and Director	September 29, 2003
/s/ ANDREW RICHARD BLAIR (ANDREW RICHARD BLAIR)	Director	September 29, 2003
/s/ NICOLAS DE SANTIS CUADRA (NICOLAS DE SANTIS CUADRA)	Director	September 29, 2003
/s/ CHARLES E. FINELLI (CHARLES E. FINELLI)	Director	September 29, 2003

SCHEDULE II
J. L. HALSEY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2003, 2002 and 2001

Description	Balance At Beginning of Period	Charged To Costs and Expenses	Other		Deductions		Balance At End of Period
Year ended June 30, 2003:
Allowance for uncollectible accounts	$8,479,118	—	$(1,924,011	)(2)	$(4,168,855)		$2,386,252
Year ended June 30, 2002:
Allowance for uncollectible accounts	$25,764,707	—	$(7,936,298	)(2)	$(9,349,291	)(1)	$8,479,118
Year ended June 30, 2001:
Allowance for uncollectible accounts	$36,632,367	—	$(2,626,000	)(2)	$(8,241,660	)(1)	$25,764,707

(1)
Primarily write-offs.

(2)
Primarily related to changes in reserve estimates for receivables.

EXHIBIT INDEX

Exhibit No.	Description
2(a)(i)	Stock Purchase Agreement dated as of April 2, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated July 1, 1999).	—
2(a)(ii)	Amendment No. 1 to Stock Purchase Agreement made as of May 19, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to the Company's Current Report on Form 8-K dated July 1, 1999).	—
2(a)(iii)	Amendment No. 2 to Stock Purchase Agreement made as of June 30, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to the Company's Current Report on Form 8-K dated July 1, 1999).	—
2(b)(i)	Stock Purchase Agreement dated as of June 1, 1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated June 1, 1999).	—
2(b)(ii)	Amendment No. 1 to Stock Purchase Agreement made as of June 1, 1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated June 1, 1999).	—
2(c)	Stockholder Agreement dated as of September 8, 1999 among Plato Holdings, Inc., New Plato Acquisition, Inc., NC Resources, Inc. and NovaCare, Inc. (incorporated by reference to Exhibit 2((a) to the Company's Current Report on Form 8-K dated October 14, 1999).	—
2(d)(i)	Stock Purchase Agreement dated as of October 1, 1999 by and among NovaCare, Inc. NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated October 14, 1999).	—
2(d)(ii)	First Amendment dated November 19, 1999 to the Stock Purchase Agreement dated October 1, 1999 among NovaCare, Inc., NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated December 6, 1999).	—
2(d)(iii)	Opinion of Warburg Dillon Read LLC dated as of October 1, 1999 (incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K dated October 14, 1999).	—
3(a)(i)	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).	—
3(a)(ii)	Certificate of Ownership and Merger of NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).	—

3(b)	First Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 2002).	—
4(a)(ii)	Amendment No. 2 to 1986 Stock Option Plan.
4(b)*	Form of Indenture dated as of January 15, 1993 between the Company and Pittsburgh National Bank relating to 5 1/2% Convertible Subordinated Debentures Due 2000 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 No. 33-55710).	—
4(c)(i)	1998 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement Form S-8 filed with the Securities and Exchange Commission on January 15, 1999, File No. 333-70653).	—
4(c)(ii)	Amendment No. 1 to 1998 Stock Option Plan.
4(d)	J. L. Halsey Corporation Executive Stock Option Plan.
10(a)	Stock Purchase Agreement dated as of May 1, 1997 between NovaCare Employee Services, Inc. and James W. McLane (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended June 30, 1998).	—
10(b)	Subscriber Services Agreement dated as of July 1, 1999 between NovaCare, Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated November 2, 1999).	—
10(c)	Amended and Restated Employment Agreement dated as of September 27, 2000 between the Company and David R. Burt (incorporated by reference to Exhibit 10(k)(i) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).	—
10(d)	Convertible Subordinated Note dated as of September 27, 2000 issued by the Company to David R. Burt (incorporated by reference to Exhibit 10(k)(ii) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).	—
10(f)(i)	Indemnification Agreement, dated May 4, 2000, by and between NAHC, Inc. and David R. Burt (the "Burt Indemnification Agreement").	—
10(f)(ii)	Assignment and Assumption Agreement, dated as of June 1, 2002, by and between NAHC, Inc. and J. L. Halsey Corporation, assigning the obligations of NAHC under the Burt Indemnification Agreement to Halsey.	—
10(g)	Form of Indemnification Agreement entered into by and between the Company and each of Charles E. Finelli, William T. Comfort, III and Andrew Richard Blair.	—
10(h)	Stock Purchase Agreement by and between the Company and the University of Chicago Law School,
14	Code of Business Conduct and Ethics, adopted by the Company on September 25, 2003.
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).	—
24	Power of Attorney (see "Power of Attorney" in Form 10-K)	—
31(a)	Rule 13a-14(a)/15d-14(a) Certification

32(a)	Section 1350 Certification

        Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

        Exhibits denoted by an asterisk were filed prior to the Company's adoption of filing via EDGAR.