Form 10-Q
period 2003-09-30
JL HALSEY CORP
filed 2003-11-14
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☐     No  ☒

As of October 31, 2003, J.L. Halsey Corporation had 82,193,063 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2003

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements
- Unaudited Condensed Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003

- Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and 2002

- Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2003 and 2002

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

Signatures

Index to Exhibits

i

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$23,242,350	$23,219,618
Accounts and notes receivable remaining from discontinued operations, net	2,417,183	2,526,061
Prepaid expenses related to discontinued operations	713,955	807,682
Deferred income taxes	93,562	93,562
Prepaid expenses	68,953	103,537
Total current assets	26,536,003	26,750,460
Restricted cash related to discontinued operations	2,379,100	2,377,447
Fixed assets, net	12,495	14,597
Total assets	$28,927,598	$29,142,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$311,134	$303,329
Accrued expenses remaining from discontinued operations	3,972,707	4,170,182
Taxes payable related to discontinued operations	250,000	250,000
Total current liabilities	4,533,841	4,723,511
Deferred income taxes	93,562	93,562
Total liabilities	4,627,403	4,817,073

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued at September 30, 2003 and June 30, 2003. 82,193,063 shares outstanding at September 30, 2003 and June 30, 2003.	895,223	895,223
Additional paid-in capital	275,063,911	275,063,911
Accumulated deficit	(208,745,403)	(208,720,167)
Treasury stock (at cost), 7,329,217 shares at September 30, 2003 and June 30, 2003	(42,913,536)	(42,913,536)
Total stockholders’ equity	24,300,195	24,325,431
Total liabilities and stockholders’ equity	$28,927,598	$29,142,504

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended September 30,
	2003	2002

General and administrative expenses	$701,487	$103,362
Loss from operations	(701,487)	(103,362)
Interest income	58,212	75,693
Loss from continuing operations	(643,275)	(27,669)
Gain on disposal of discontinued operations	618,039	1,358,909
Net (loss) income	$(25,236)	$1,331,240
Loss per share from continuing operations – basic and assuming diluted	$(0.01)	$(0.00)
Net (loss) income per share – basic and assuming diluted	$(0.00)	$0.02
Weighted average number of shares outstanding: basic and assuming diluted	82,193,063	84,214,263

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(25,236)	$1,331,240
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(618,039)	(1,358,909)
Adjustments to accrued liability	—	(617,455)
Depreciation and amortization	2,102	—
Changes in assets and liabilities:
Prepaid expenses	34,584	277,674
Accounts payable and accrued expenses	7,805	(476,028)
Net cash flows used in continuing operations	(598,784)	(843,478)
Net cash flows provided by (used in) discontinued operations	621,516	(109,891)
Net cash flows provided by (used in) operating activities	22,732	(953,369)
Net increase (decrease) in cash and cash equivalents	22,732	(953,369)
Cash and cash equivalents, beginning of period	23,219,618	11,631,692
Cash and cash equivalents, end of period	$23,242,350	$10,678,323

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.              Basis of Presentation

J. L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company”, sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors.  Today, Halsey has no operating units, and is considering various asset redeployment strategies.  The Company’s principal assets include approximately $23 million in cash and net operating loss carryforwards (“NOLs”) of approximately $209 million.

Discontinued Operations

Halsey is the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on NovaCare and its competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics & prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. (“Plato”) as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

In connection with the sale of the operating businesses in 1999, the board of directors (the “Board”) and the stockholders approved a Plan of Restructuring (the “Plan”) pursuant to which the Board was granted the authority to liquidate the Company.  The Board never commenced liquidation proceedings and, in 2002, the Board  abandoned the Plan and therefore there will be no liquidation of the Company.

For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses.  The Company has made significant progress on these matters.  The Company continues to try to collect certain notes, receivables and Medicare appeals and to minimize the few remaining claims against the Company.  The Company has retained six employees and three consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the Board.  No members of the current Board were members prior to the Company selling its operating businesses.

The Company has reflected substantially all of its results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities, which are treated as continuing operations.  All of the Company’s financial assets are in cash items as defined under the Investment

Company Act of 1940 (the “40 Act”), which, the Company believes, should exclude it from the definition of an investment company.

These statements have been prepared in accordance with the rules and regulations of the SEC and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended June 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

2.            Discontinued Operations

At September 30, 2003 and June 30, 2003, assets and liabilities from discontinued operations consisted of:

	September 30, 2003	June 30, 2003
Accounts and notes receivable remaining from discontinued operations, net	$2,417,183	$2,526,061
Restricted cash in support of workers’ compensation liabilities	2,379,100	2,377,447
Prepaid expenses pertaining to insurance deposits	713,955	807,682
Total assets related to discontinued operations	5,510,238	5,711,190

Accrued expenses remaining from discontinued operations	3,972,707	4,170,182
Taxes payable related to discontinued operations	250,000	250,000
Total liabilities related to discontinued operations	$4,222,707	$4,420,182

The accounts and notes receivable remaining from discontinued operations primarily consist of trade accounts receivable and Medicare indemnification receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. The Company has established reserves to reduce these assets to their net realizable value. The determination of the amount of the reserves includes an analysis by the Company of the likelihood of prevailing in the collection of the receivable and the financial stability and strength of the entity behind the receivable. The Company will adjust the receivable as facts and circumstances change. The accrued expenses remaining from discontinued operations primarily consist of liabilities which arose prior to or as a result of the disposition transactions.

The $618,039 gain on disposal of discontinued operations recorded in the quarter ending September 30, 2003, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of the realization of certain receivables in excess of book value totaling $312,000 and tax related refunds of $307,000.

The $1,358,909 gain on disposal of discontinued operations recorded in the quarter ending September 30, 2002, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of the reversal of workers compensation accruals in the amount of $1,293,000 and professional liability accruals of $194,000, the adjustment of receivable reserves of $315,000 offset by additional expense accruals of $443,000 to adjust other liabilities remaining from our discontinued operations.

3.              Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:

	For the Three Months Ended September 30,
	2003	2002

Loss from continuing operations	$(643,275)	$(27,669)
Gain on disposal of discontinued operations	618,039	1,358,909
Net (loss) income	$(25,236)	$1,331,240
Weighted average shares outstanding:
basic and assuming diluted	82,193,063	84,214,263
Loss per share from continuing operations:
basic and assuming diluted	$(0.01)	$(0.00)
Gain per share on disposal of discontinued operations:
basic and assuming diluted	0.01	0.02
Net (loss) income per share:
basic and assuming diluted	(0.00)	0.02

For the three month periods ended September 30, 2002, options to purchase 3,876,000 shares of common stock were not included in the computation of diluted weighted shares outstanding since their inclusion would be anti-dilutive. The Company terminated its employee stock option plan in January 2003.

4.              Income taxes

The Company filed a Federal Income tax carryback claim with the Internal Revenue Service (“IRS”) in July 2003 requesting a refund of approximately $5 million for the tax years ended June 1993 and 1996. The IRS has since performed an audit and review of each of the tax years indicated above. The results of the audit by the IRS indicate that the Company would be entitled to refunds of approximately $5 million.  There are further steps in the review process, including a review by the Joint Committee on Taxation of the U.S. Congress (the “Committee”) in accordance with the Joint Committee Statutory Refund Review regulation which requires all refunds or credits in excess of $2 million be approved by the Committee.  A final decision is expected in the next several quarters and if the Committee approves the refund, the Company will record a gain in the period it receives approval.

5.              Commitments and Contingencies

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

Walmsley and Sullivan v. NAHC, Inc. et. al.  During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees against the Company and its officer and directors.  The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims.  The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.  The Company has sued both Walmsley and Sullivan in federal court in Arizona.  This suit claims damages related to bonuses paid to Walmsley and Sullivan. The Company’s management believes that it will not have to pay a material amount to settle this litigation.

Ronald Shostack v. Wasserstein, et. al.  Shostack has sued several former directors of the Company who were also directors of NCES, as well as other NCES officers and directors.  Several of these individuals have notified the Company that they believe that the Company is legally obligated to indemnify them against any costs or liability as a result of this suit.  The Company believes this analysis is incorrect and has not agreed to indemnify those individuals. The case has been dismissed but the Company expects Shostack to appeal this decision.

NovaCare v. Stratford Nursing Home. The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000.  Stratford counter-claimed with numerous theories asserting that the company instead owed Stratford money.  Although Stratford’s principal claims were thrown out by the court, Stratford in the last quarter of fiscal year 2003 has quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  This case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The court has recently appointed a Medicare financial expert to evaluate the claims of Stratford.

The Company’s management believes that it will not have to pay a material amount to settle this litigation.

Miscellaneous Claims. The Company has recorded reserves to pay several dozen small claims (most will be $50,000 or less) that it has identified related to two of its previous operating businesses.

Uninsured  Professional Liability Claims

The Company is a defendant in nineteen professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material.

Workers’ Compensation Loss Payments

During the first quarter of fiscal year 2003, the NovaCare workers’ compensation insurance carrier notified the Company that the purchaser of NCES (“the Purchaser”) who is responsible for making certain claim payments required by NovaCare’s insurance policy deductibles has defaulted on those payment obligations.  The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers’ compensation policies of the Purchaser.  In management’s opinion, the deposits held by the insurance carrier are sufficient to pay deductible obligations on the unrelated workers’ compensation policies as well as the NovaCare policies.  If the deposits held by the insurance carrier are insufficient to pay all claims or if those funds are otherwise not available to pay the Company’s claims, the Company will be required to increase reserves for NovaCare workers’ compensation loss payments. The Company’s management believes that it will not have to pay a material amount to settle these claims.

Tax Claims

The Company is in the process of settling potential liabilities with various tax authorities. The Company believes that any amount it may owe will be insignificant and immaterial to the Company’s financial and cash position. The Company has settled one matter with a state tax authority with the Company agreeing to pay approximately $50,000 to settle the liabilities. The Company’s management believes that it has adequately accrued for any potential liability in these matters.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

J. L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company”, sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors.  Today, Halsey has no operating units, and is considering various asset redeployment strategies.  The Company’s principal assets include approximately $23 million in cash, net operating loss carryforwards (“NOLs”) of approximately $209 million, and its public company status.

Discontinued Operations

Halsey is the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on NovaCare and its competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics & prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. (“Plato”) as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

In connection with the sale of the operating businesses in 1999, the board of directors (the “Board”) and the stockholders approved a Plan of Restructuring (the “Plan”) pursuant to which the Board was granted the authority to liquidate the Company.  The Board never commenced liquidation proceedings and, in 2002, the Board abandoned the Plan and therefore there will be no liquidation of the Company.

For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses.  The Company has made significant progress on these matters.  The Company continues to try to collect certain notes, receivables and Medicare appeals and to minimize the few remaining claims against the Company.  The Company has retained six employees and three consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the Board.   No members of the current Board were members prior to the Company selling its operating businesses.

The Board has directed management to analyze a variety of possible plans for redeploying the Company’s assets, including without limitation, registering as a closed-end fund under the Investment Company Act of 1940 (the “40 Act”) (See “Risk Factors”), purchasing real estate or other assets not governed by the 40 Act, or purchasing an operating business.

The Company has reflected substantially all of its results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities, which are treated as continuing operations.  All of the Company’s financial assets are in cash items as defined under the 40 Act, which the Company believes should exclude it from the definition of an investment company.

Results of Operations for the Three Months Ended September 30, 2003 and September 30, 2002

Continuing Operations

The loss from continuing operations was $643,275 for the three-month period ended September 30, 2003 compared to $27,669 for the same period last year. The increase of approximately $615,000 is primarily due to the reversal in 2002 of liability reserves that were no longer necessary as a result of the affirmation of the Brady lawsuit appeal. The reversal of the reserves was recorded as an offset to general and administrative expense for the three months ended September 30, 2002. Loss from continuing operations for the three-month period ended September 30, 2003 consisted of general and administrative expenses of $701,487 reduced by interest income of $58,212. The loss from continuing operations for the three-month period ended September 30, 2002 consisted of general and administrative expenses of $103,362 reduced by interest income $75,693.

Discontinued Operations

The $618,039 gain on disposal of discontinued operations recorded in the quarter ending September 30, 2003, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of the realization of certain receivables in excess of book value of approximately $312,000 and tax related refunds of approximately $307,000.

The $1,358,909 gain on disposal of discontinued operations recorded in the quarter ending September 30, 2002, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of the reversal of workers compensation accruals in the amount of $1,293,000, the reversal of professional liability accruals of $194,000, and the adjustment of receivable reserves of $315,000 offset by additional expense accruals of $443,000 to adjust other liabilities remaining from our discontinued operations.

Net (loss) income

Net (loss) income was ($25,236) for the three-month period ended September 30, 2003 compared to $1,331,240 for the same period last year. The primary reason for the decrease in net income was a smaller gain on discontinued operations for the three-month period ended September 30, 2003.

Liquidity and Capital Resources

Cash Flows

At September 30, 2003, cash and cash equivalents totaled $23,242,350 compared to $23,219,618 at June 30, 2003.

The Company filed a Federal Income tax carryback claim with the Internal Revenue Service (“IRS”) in July 2003 requesting a refund of approximately $5 million for the tax years ended June 1993 and 1996. The IRS has since performed an audit and review of each of the tax years indicated above. The results of the audit by the IRS indicate that the Company would be entitled to refunds of approximately $5 million.  There are further steps in the review process, including a review by the Joint Committee on Taxation of the U.S. Congress (the “Committee”) in accordance with the Joint Committee Statutory Refund Review regulation which requires all refunds or credits in excess of $2 million be approved by the Committee.  A final decision is expected in the next several quarters and if the Committee approves the refund, the Company will record a gain in the period it receives approval.

Our primary source of cash was the collection of old accounts receivables and Medicare receivables and appeals related to our discontinued operations and interest income generated by our investment of cash and cash equivalents. We currently have invested our cash and cash equivalents in interest bearing accounts in banks. We expect to continue to have similar holdings exclusively until we choose our new strategic direction.

We have concentrated our efforts on conserving our cash while considering our strategic alternatives. However, our use of cash has fluctuated significantly from quarter to quarter and we anticipate that this pattern may continue.

Our primary use of cash to date has been for costs in pursuit of the collection of accounts receivables, Medicare receivables and appeals, defending claims against the Company as well as general and administrative expenses for operations and in evaluating and implementing strategic alternatives.

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

Legal and tax claims

The Company is defending two lawsuits against it which management believes the Company will prevail in both instances. The Company has accrued for potential costs associated with these claims, but the Company has not accrued for the possibility of an adverse ruling or judgment against it. The Company may try to settle these remaining claims.

The Company is in the process of settling potential liabilities with various tax authorities. The Company believes that any amount it may owe will be insignificant and immaterial to the Company’s financial and cash position. The Company has settled one matter with a state tax authority with the Company agreeing to pay approximately $50,000 to settle liabilities that occurred over a six year period.

Uninsured Professional Liability Claims

 The Company is a defendant in nineteen professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

Workers’ Compensation Loss Payments

During the first quarter of fiscal year 2003, the NovaCare workers’ compensation insurance carrier notified the Company that the purchaser of NCES (“the Purchaser”) who is responsible for making certain claim payments required by NovaCare’s insurance policy deductibles has defaulted on those payment obligations.  The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers’ compensation policies of the Purchaser.  In management’s opinion, the deposits held by the insurance carrier are sufficient to pay deductible obligations on the unrelated workers’ compensation policies as well as the NovaCare policies.  If the deposits held by the insurance carrier are insufficient to pay all claims or if those funds are otherwise not available to pay the Company’s claims, the Company will be required to increase reserves for future NovaCare workers’ compensation loss payments.

Critical Accounting Policies and Estimates

In Halsey’s Form 10-K for the year ended June 30, 2003, the company disclosed its critical accounting policies and estimates upon which Halsey’s financial statements are derived. There have been no changes to these policies since June 30, 2003. Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

Risks Factors

The stock transfer restrictions implemented in the merger of NAHC and Halsey may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by stockholders to replace or remove the current management.

The new shares of common stock issued by the Company in the merger are subject to the transfer restrictions that, in general, prevent any individual stockholder or group of stockholders from acquiring in excess of 5% of the outstanding common stock of the Company. The types of acquisition transactions that the Company may undertake therefore will be limited unless the Board waives the transfer restrictions. The transfer restrictions also may make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of the Company’s outstanding shares of common stock, unless that stockholder held more than 5% of our common stock before the merger.

The Company may not be profitable from operations.

The Company’s ability to become profitable depends on management’s ability to find and execute on a profitable redeployment strategy.  The Company currently has no operations and thus there can be no assurance that it will be profitable in future periods.

The Company may not be able to realize the benefits of our NOL’s.

Our ability to use our potential tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not redeploy our assets in a manner that generates profits and sufficient taxable income in future years, the NOLs will not be needed or used and therefore will provide no benefit to the Company.

Uncertainties related to legacy assets and liabilities

The Company continues to manage a relatively small number of legacy assets and liabilities remaining from the discontinuance of its operations.   These remaining legacy assets consist of notes from former customers, old receivables that are the subject of litigation or arbitration, Medicare receivables, and appeals of Medicare billing denials.  The Company has established significant reserves against these assets because of the uncertainty regarding their collectability.  The Medicare changes in the late 1990’s had deleterious effects on the entire industry, including the financial status of companies that owe us money.  Also, the companies and Medicare have asserted defenses to our claims.

The Company is defending two remaining suits against it. (See Note 5). Management believes that the Company should prevail on each of these claims.  However, there is uncertainty and cost related to the claims.  If possible, the Company may try to settle the remaining claims.  The outcome of these matters is not possible to predict and the current reserves include only estimates of potential settlements of certain material lawsuits and/or some of the costs of litigating, but do not reflect the possibility of an adverse ruling or judgment against the Company.

The Company may be considered an Investment Company.

The 40 Act requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities.  Unless an exclusion or safe harbor applies, a company may be deemed to be an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items.  A general exclusion is provided for companies that are engaged primarily in a business other than investing.

From the time of its public offering until November 19, 1999, the Company continued to operate one or more of its healthcare or professional employment businesses and, therefore, was not an investment company because it was primarily engaged in a business other than investing.  Since November 1999, the Company has been engaged in litigation (managing significant claims for and against the Company), arbitration and other activities as part of winding down the various liabilities and assets from its former operating businesses.  The Company believes it has been involved primarily in a business other than investing since November 1999.  There is a risk that the Securities and Exchange Commission (the “SEC”) may take a contrary view.

The Company believes that there are several exclusions from the definition of an investment company available to it.  First, the Company does not meet the 40% test with respect to the composition of its assets.  Fewer than 40% of its assets are in categories that the Company believes could be considered to be “investment securities.”  Second, the Company has placed assets that could be considered “investment securities” into “cash items.”  All of the Company’s holdings are in cash items.  Cash items are excluded from the calculation to determine whether a company meets the 40% test.

In the event that the SEC disagrees with the Company’s analysis, the Company may be required to register as an investment company under the 40 Act or seek an exemption from the SEC that would exclude the Company from the definition of an investment company.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

PART I – OTHER INFORMATION

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from June 30, 2003.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended September 30, 2003, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

(a)          our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)         our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during  the quarterly period ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financials Statements included in “Item 1. Financial Statements.”

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

By	/s/ David R. Burt
David R. Burt
President, Chief Executive Officer, and acting Chief Financial Officer
Principal Executive and Principal Financial and Accounting Officer

	Date:	November 14, 2003

INDEX TO EXHIBITS

J.L. HALSEY CORPORATION

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.