Form 10-Q/A
period 2003-03-31
JL HALSEY CORP
filed 2003-12-19
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of J. L. Halsey Corporation (the “Company”) amends and restates in its entirety Items 1 and 2 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on May 6, 2003 to account for a compensation expense resulting from a stock purchase transaction between a director and principal stockholder of the Company and an officer and principal stockholder of the Company.  The restatement reflects a stock-based compensation expense of $574,000 associated with this transaction.

i

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED MARCH 31, 2003

ii

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2003	June 30, 2002
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$22,657	$11,632
Accounts and notes receivables remaining from discontinued operations, net	1,827	3,683
Deferred income taxes	21	21
Income tax receivable and accrued interest related to discontinued operations	—	13,039
Prepaid expenses and other	1,010	1,762
Total current assets	25,515	30,137
Restricted cash related to discontinued operations	4,392	4,366
Total assets	$29,907	$34,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$882	$1,059
Accrued expenses remaining from discontinued operations	4,617	8,028
Taxes payable related to discontinued operations	2,068	2,281
Total current liabilities	7,567	11,368
Deferred income taxes	21	21
Total liabilities	7,588	11,389
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; Issued 89,522 and 89,522 shares at March 31, 2003 and June 30, 2002, respectively	895	895
Additional paid-in capital	275,064	274,490
Accumulated deficit	(210,726)	(209,597)
Treasury stock (at cost), 7,329 shares and 5,329 shares at March 31, 2003 and June 30, 2002, respectively	(42,914)	(42,674)
Total shareholders’ equity	22,319	23,114
Total liabilities and shareholders’ equity	$29,907	$34,503

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	Restated
Selling, general and administrative expenses	$1,401	$762
Loss from operations	(1,401)	(762)
Interest and other income, net	84	175
Interest expense	—	(2)
Loss from continuing operations	(1,317)	(589)
Gain on disposal of discontinued operations	97	6,508
Net (loss) income	$(1,220)	$5,919
Loss per share from continuing operations – basic and assuming dilution	$(0.02)	$(0.01)
Net (loss) income per share – basic and assuming dilution	$(0.02)	$0.09
Weighted average number of shares outstanding: basic and assuming dilution	82,214	63,364

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Nine Months Ended March 31,
	2003	2002
	Restated
Selling, general and administrative expenses	$2,675	$2,880
Loss from operations	(2,675)	(2,880)
Interest and other income, net	270	655
Interest expense	—	(5)
Loss from continuing operations	(2,405)	(2,230)
Gain on disposal of discontinued operations	1,276	8,739
Net (loss) income	$(1,129)	$6,509
Loss per share from continuing operations – basic and assuming dilution	$(0.03)	$(0.04)
Net (loss) income per share – basic and assuming dilution	$(0.01)	$0.10
Weighted average number of shares outstanding: basic and assuming dilution	83,029	63,364

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

J.L. HASLEY CORORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	For the Nine Months Ended March 31,
	2003	2002
	Restated
Cash flows from operating activities:
Net (loss) income	$(1,129)	$6,509
Adjustments to reconcile net income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(1,276)	(8,739)
Income on restricted cash	(26)	(45)
Stock-based compensation	574	—
Changes in assets and liabilities:
Prepaid expenses	752	2
Accounts payable and accrued expenses	(177)	242
Income tax receivable	13,039	—
Income taxes payable	(213)	(78)
Net cash flows provided by (used in) continuing operations	11,544	(2,109)
Net cash flows (used in) provided by discontinued operations	(279)	6,510
Net cash flows provided by operating activities	11,265	4,401
Cash flows from investing activities:
Discontinued operations:
Release of restricted cash	—	359
Net cash flows provided by investing activities	—	359
Cash flows from financing activities:
Continuing operations:
Payment for purchase of treasury stock	(240)	—
Net cash flows (used in) financing activities	(240)	—
Net increase in cash and cash equivalents	11,025	4,760
Cash and cash equivalents, beginning of period	11,632	5,687
Cash and cash equivalents, end of period	$22,657	$10,447

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

3.              Restatement of Financial Statements

The Company has restated its financial statements for the three and nine months ended March 31, 2003 for a compensation expense resulting from a stock purchase transaction between a director and principal stockholder of the Company and an officer and principal stockholder of the Company.  In January 2003, the parties entered into a transaction whereby the non-employee director and principal stockholder of the Company purchased 4,170,000 shares of common stock directly from an officer and principal stockholder of the Company.  Pursuant to Interpretation No. 1 to APB 25, this purchase is treated as a transaction of the Company and, as a result, the excess of the purchase price over the market value, as measured by the quoted market price on the date of transaction, is recorded as a stock-based compensation expense.  On the date of the transaction, the Company’s market price per share was $0.13 per share and the non-employee director and principal stockholder paid $0.2676 per share.  This transaction was fully disclosed by both individuals with timely filings of Schedule 13D with the Securities and Exchange Commission at the time of transaction in January 2003.

The Company has restated its quarterly results to reflect a non-cash, stock-based compensation charge of $574, equal to the difference between the purchase price and the quoted market price of the Company’s common stock on the date of the purchase.  The net result of this restatement for the three and nine month periods ended March 31, 2003 is the recording of the non-cash charge of $574 as a component of general and administrative expenses in the Statement of Operations and an increase in additional paid-in capital by the same amount resulting in an increase to the Company’s loss for each period by $574. This is a non-cash charge and does not affect the Company’s net equity.

The changes to the unaudited Balance Sheet and Statement of Operations as of and for the three and nine months ended March 31, 2003 are as follows:

	For the three months ended March 31, 2003	For the three months ended March 31, 2003	For the nine months ended March 31, 2003	For the nine months ended March 31, 2003
	As Reported	As Restated	As Reported	As Restated
Balance Sheet
Additional paid-in capital	$274,490	$275,064	$274,490	$275,064
Accumulated deficit	(210,152)	(210,726)	(210,152)	(210,726)

Statement of Operations
Selling, general and administrative expenses	$827	$1,401	$2,101	$2,675
Loss from continuing operations	(743)	(1,317)	(1,831)	(2,405)
Net loss	(646)	(1,220)	(555)	(1,129)
Loss per share from continuing operations basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)

4.              Discontinued Operations

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

At March 31, 2003 and June 30, 2002, the accrued expenses remaining from discontinued operations consisted primarily of accrued expenses to wind down the disposed operations. These costs include accrued workers’ compensation claims, accrued professional liability claims, payroll, legal fees, estimated litigation or litigation settlement expenses, and other liabilities. The decrease from $8,028 to $4,617 at June 30, 2002 and March 31, 2003, respectively, was primarily due to the reversal of accruals no longer necessary as a result of the affirmation of the dismissal of the Brady lawsuit by the US Court of Appeals (see Note 7), the dismissal of the Piacentile lawsuit (see Note 7), the settlement of the Sabolich lawsuit (see Note 7) and reductions in reserves for accrued workers compensation and professional liability claims. These amounts were offset by additional expenses related to the disposal of the Company’s long-term care services business. It is reasonably likely that the amounts of accrued liabilities may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

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

5.              Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2003	2002	2003	2002
Loss from continuing operations	$(1,317)	$(589)	$(2,405)	$(2,230)
Gain on disposal of discontinued operations	97	6,508	1,276	8,739
Net (loss) income	$(1,220)	$5,919	$(1,129)	$6,509

Weighted average shares outstanding:
Basic and diluted	82,214	63,364	83,029	63,364
Loss per share from continuing operations:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.04)
Gain per share on disposal of discontinued operations:
Basic and diluted	0.00	0.10	0.02	0.14
Net (loss) income per share:
Basic and diluted	$(0.02)	$0.09	$(0.01)	$0.10

For the three and nine month periods ended March 31, 2002, options to purchase 3,876 shares of common stock were not included in the computation of diluted weighted shares outstanding since their inclusion would be anti-dilutive. The Company terminated its employee stock option plan in January 2003.

6.              Income taxes

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

7.              Commitments and Contingencies

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

Piacentile v. NAHC, Inc.  During the second quarter of fiscal 2002, the Company was served with another qui tam suit.  The relator/plaintiffs in this suit allege violations of the federal False Claims Act by the Company.  The complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government.  The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys’ fees, experts’ fees and costs of the suit.  This case against the Company was dismissed in November 2002 and the relator/plaintiffs did not appeal the suit.

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

(In thousands, except per share data)

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

Results of Operations for the Three Months Ended March 31, 2003 vs. March 31, 2002

Continuing Operations

The loss from continuing operations was $1,317 for the three-month period ended March 31, 2003 compared to $589 for the same period last year. The increase of $728 is primarily due to the recording of stock based compensation in the amount of $574 as well as increased legal and professional fees incurred by the Company, offset by reductions in tax expenses and an insurance reimbursement.

In January 2003, two directors of the Company, one of whom is also the Company’s chief executive officer, entered into a transaction whereby the non-employee director purchased 4,170,000 shares of common stock directly from the other director.  Both directors are principal shareholders of the Company.  Pursuant to Interpretation No. 1 to APB 25, this purchase is treated as a transaction of the Company and, as a result, the excess of the purchase price over the market value, as measured by the quoted market price on the date of transaction, is recorded as a stock-based compensation expense.  On the date of the transaction, the Company’s market price per share was $0.13 per share and the officer paid $0.2676 per share.  This transaction was fully disclosed by both individuals with timely filings of Schedule 13D with the Securities and Exchange Commission at the time of transaction in January 2003.

The Company has restated its quarterly results to reflect the non-cash, stock-based compensation charge of $574, equal to the difference between the purchase price and the quoted market price of the Company’s common stock on the date of the purchase.  The net result of this restatement for the three and nine month periods ended March 31, 2003 is the recording of the non-cash charge of $574 as a component of general and administrative expenses in the Statement of Operations and an increase in additional paid-in capital by the same amount resulting in an increase to the Company’s loss for each period by $574. This is a non-cash charge and does not affect the Company’s net equity.

Net income (loss) was ($1,220) for the three-month period ended March 31, 2003 compared to $5,919 for the same period last year. The primary reason for the decrease was a lower gain on discontinued operations for the three-month period ended March 31, 2003.

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

Results of Operations for the Nine Months Ended March 31, 2003 vs. March 31, 2002

Continuing Operations

The loss from continuing operations was $2,405 for the nine-month period ended March 31, 2003 compared to $2,230 for the same period last year. The increase of $175 is primarily due to the recording of the stock based compensation in the amount of $574 in the third quarter as well as increases in legal and professional fees. The increases were reduced by a reversal of $617 that is no longer necessary as a result of the affirmation of the Brady lawsuit. The reversal of the accrual has been recorded as an offset to selling, general and administrative expense.

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

J. L. HALSEY CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

31                                    Certification of the principal executive and financial officers of the company pursuant to Section 302 of the Sarbanes-Oxley Act.

32                                    Certification of the Chief Executive Officer/Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)                                 Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

Date: December 18, 2003	By	/s/ David R. Burt
David R. Burt
Chief Executive Officer, Acting Principal Financial and Accounting Officer and Director

INDEX TO EXHIBITS

J. L. HALSEY CORPORATION

Exhibit No.	Exhibit
31	Certification of the principal executive and financial officers of the company pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of the Chief Executive Officer/Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act