Form 10-Q
period 2003-12-31
JL HALSEY CORP
filed 2004-02-13
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes  ☐                   No  ☒

As of January 25, 2004, J.L. Halsey Corporation had 82,193,063 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED DECEMBER 31, 2003

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements
- Unaudited Condensed Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003

- Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2003 and 2002

- Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2003 and 2002

- Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2003 and 2002

- Notes to Condensed Consolidated Financial Statements

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	3	Quantitative and Qualitative Disclosures About Market Risk

	4	Controls and Procedures

II		OTHER INFORMATION

	1	Legal Proceedings
	2	Changes in Securities and Use of Proceeds
	3	Defaults Upon Senior Securities
	4	Submission of Matters to a Vote of Security Holders
	5	Other Information
	6	Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

i

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,524,645	$23,219,618
Accounts and notes receivable remaining from discontinued operations, net	2,144,703	2,526,061
Prepaid expenses related to discontinued operations	409,107	807,682
Deferred income taxes	93,562	93,562
Prepaid expenses	39,859	103,537
Total current assets	25,211,876	26,750,460
Restricted cash related to discontinued operations	2,381,413	2,377,447
Fixed assets, net	15,748	14,597
Total assets	$27,609,037	$29,142,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$187,302	$303,329
Accrued expenses remaining from discontinued operations	3,258,505	4,170,182
Taxes payable related to discontinued operations	25,000	250,000
Total current liabilities	3,470,807	4,723,511
Deferred income taxes	93,562	93,562
Total liabilities	3,564,369	4,817,073

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued at December 31, 2003 and June 30, 2003. 82,193,063 shares outstanding at December 31, 2003 and June 30, 2003.	895,223	895,223
Additional paid-in capital	275,063,911	275,063,911
Accumulated deficit	(209,000,930)	(208,720,167)
Treasury stock (at cost), 7,329,217 shares at December 31, 2003 and June 30, 2003	(42,913,536)	(42,913,536)
Total stockholders’ equity	24,044,668	24,325,431
Total liabilities and stockholders’ equity	$27,609,037	$29,142,504

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2003	2002

General and administrative expenses	$549,030	$1,170,545
Loss from operations	(549,030)	(1,170,545)
Interest income	59,059	109,530
Loss from continuing operations	(489,971)	(1,061,015)
Gain (loss) on disposal of discontinued operations	234,444	(179,551)
Net loss	$(255,527)	$(1,240,566)
Loss per share from continuing operations – basic and assuming diluted	$(0.01)	$(0.01)
Net loss per share – basic and assuming diluted	$(0.00)	$(0.01)
Weighted average number of shares outstanding:
basic and assuming diluted	82,193,063	83,801,220

The accompanying notes are an integral part of these financial statements.

	For the Six Months Ended December 31,
	2003	2002

General and administrative expenses	$1,250,517	$1,274,319
Loss from operations	(1,250,517)	(1,274,319)
Interest income	117,271	185,634
Loss from continuing operations	(1,133,246)	(1,088,685)
Gain on disposal of discontinued operations	852,483	1,179,359
Net (loss) income	$(280,763)	$90,674
Loss per share from continuing operations – basic and assuming diluted	$(0.01)	$(0.01)
Net (loss) income per share – basic and assuming diluted	$(0.00)	$0.00
Weighted average number of shares outstanding:
basic and assuming diluted	82,193,063	84,007,741

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(280,763)	$90,674
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(852,483)	(1,179,359)
Depreciation and amortization	4,969	—
Changes in assets and liabilities:
Prepaid expenses	63,678	677,008
Accounts payable and accrued expenses	(116,027)	(374,322)
Income tax receivable	—	13,038,619
Net cash flows (used in) provided by continuing operations	(1,180,626)	12,252,620
Net cash flows provided by (used in) discontinued operations	491,773	(695,521)
Net cash flows (used in) provided by operating activities	(688,853)	11,557,099
Cash Flows from Investing Activities:
Continuing operations:
Additions to property and equipment	(6,120)	—
Net cash flows used in investing activities	(6,120)	—
Cash Flows from Financing Activities:
Continuing operations:
Payment for purchase of treasury stock	—	(240,000)
Net cash flows used in financing activities	—	(240,000)
Net (decrease) increase in cash and cash equivalents	(694,973)	11,317,099
Cash and cash equivalents, beginning of period	23,219,618	11,631,692
Cash and cash equivalents, end of period	$22,524,645	$22,948,791

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

1.              Basis of Presentation

J. L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company,” sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has no operating units and the Company’s principal assets include approximately $23 million in cash and net operating loss carryforwards (“NOLs”) of approximately $209 million.  The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business.  Our management has recommended to our Board of Directors, and our Board of Directors has concurred, that the Company should pursue the acquisition of an operating business as the best way to increase the value of our existing assets.

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

In connection with the sale of the operating businesses in 1999, the board of directors (the “Board”) and the stockholders approved a Plan of Restructuring (the “Plan”) pursuant to which the Board was granted the authority to liquidate the Company.  The Board never commenced liquidation proceedings and, in 2002, the Board abandoned the Plan and therefore there are no plans to liquidate the Company.

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

These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended June 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

2.            Discontinued Operations

At December 31, 2003 and June 30, 2003, assets and liabilities from discontinued operations consisted of:

	December 31, 2003	June 30, 2003
Accounts and notes receivable remaining from discontinued operations, net	$2,144,703	$2,526,061
Restricted cash in support of workers’ compensation liabilities	2,381,413	2,377,447
Prepaid expenses pertaining to insurance deposits	409,107	807,682
Total assets related to discontinued operations	4,935,223	5,711,190

Accrued expenses remaining from discontinued operations	3,258,505	4,170,182
Taxes payable related to discontinued operations	25,000	250,000
Total liabilities related to discontinued operations	$3,283,505	$4,420,182

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

The $234,444 gain on disposal of discontinued operations recorded for the three months ending December 31, 2003, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of the realization of certain receivables in excess of book value totaling $258,000 and reductions in tax related liabilities in the amount of $187,000 offset by additional expense accruals of $211,000 to adjust other liabilities remaining from discontinued operations.

The $852,483 gain on disposal of discontinued operations recorded for the six months ending December 31, 2003, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of the realization of certain receivables in excess of book value totaling $570,000, tax related refunds and liability adjustments of $498,000 offset by additional expense accruals of $216,000 to adjust other liabilities remaining from discontinued operations.

The $179,551 loss on disposal of discontinued operations recorded for the three months ending December 31, 2002, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of the realization of certain receivables in excess of book value totaling $613,000, offset by additional net expense accruals of $792,000 to adjust other liabilities remaining from discontinued operations.

The $1,179,359 gain on disposal of discontinued operations recorded for the six months ending December 31, 2002, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of the realization of certain receivables in excess of book value totaling $928,000, the reversal of workers compensation accruals in the amount of $1,396,000, lawsuit accruals of

$1,595,000 and professional liability accruals of $194,000, offset by additional expense accruals of $2,934,000 to adjust other liabilities remaining from discontinued operations.

3.              Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002

Loss from continuing operations	$(489,971)	$(1,061,015)	$(1,133,246)	$(1,088,685)
Gain (loss) on disposal of discontinued operations	234,444	(179,551)	852,483	1,179,359
Net (loss) income	$(255,527)	$(1,240,566)	$(280,763)	$90,674

Weighted average shares outstanding:
basic and assuming diluted	82,193,063	83,801,220	82,193,063	84,007,741
Loss per share from continuing operations: basic and assuming diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Gain (loss) per share on disposal of discontinued operations:
basic and assuming diluted	0.00	(0.00)	0.01	0.01
Net (loss) income per share:
basic and assuming diluted	(0.00)	(0.01)	(0.00)	0.00

For the three and six-month periods ended December 31, 2002, options to purchase 3,876,000 shares of common stock were not included in the computation of diluted weighted shares outstanding since their inclusion would be anti-dilutive. The Company terminated its employee stock option plan in January 2003.

4.              Income taxes

The Company filed a Federal Income tax carryback claim with the Internal Revenue Service (“IRS”) in July 2003 requesting a refund of approximately $5 million for the tax years ended June 1993 and 1996. The IRS has since performed a field audit and review of each of the tax years indicated above. The results of the field audit by the IRS indicate that the Company would be entitled to refunds of approximately $5 million. There are further steps in the review process, including a review by the Joint Committee on Taxation of the U.S. Congress (the “Committee”) in accordance with the Joint Committee Statutory Refund Review regulation which requires all refunds or credits in excess of $2 million be approved by the Committee. A final decision is expected in the next two quarters and if the Committee approves the refund, the Company will record a gain in the period it receives approval.

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

Uninsured Professional Liability Claims

The Company is a defendant in seventeen professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material.

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

Tax Claims

The Company settled a matter with a state tax authority when the Company agreed to pay approximately $50,000 to settle the liability in the quarter ending December 31, 2003. The Company also agreed to settle a matter with the Internal Revenue Service in the amount of $25,000, which the Company will pay in the third quarter of the current fiscal year.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

J. L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company”, sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors.  Halsey has no operating units and the Company’s principal assets include approximately $23 million in cash, net operating loss carryforwards (“NOLs”) of approximately $209 million, and its public company status. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business.  Our management has recommended to our Board of Directors, and our Board of Directors has concurred, that the Company should pursue the acquisition of an operating business as the best way to increase the value of our existing assets.

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

In connection with the sale of the operating businesses in 1999, the board of directors (the “Board”) and the stockholders approved a Plan of Restructuring (the “Plan”) pursuant to which the Board was granted the authority to liquidate the Company.  The Board never commenced liquidation proceedings and, in 2002, the Board abandoned the Plan and therefore there is no plan to liquidate the Company.

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

The Board directed management to analyze a variety of possible plans for redeploying the Company’s assets, including without limitation, registering as a closed-end fund under the 40 Act (See “Risk Factors”), purchasing real estate or other assets not governed by the 40 Act, or purchasing an operating business. The Company’s management has recommended to the Board that the Company pursue the acquisition of an operating business.

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

Results of Operations for the Three Months Ended December 31, 2003 and December 31, 2002

Continuing Operations

The loss from continuing operations for the three-month period ended December 31, 2003 was $489,971 compared to $1,061,015 for the same period last year. The decrease of approximately $571,000 is primarily due to the reductions in legal expenses in the amount of $529,000 and office related expense of $92,000, offset by the reduction of interest income in the amount of $50,000. Loss from continuing operations for the three-month period ended December 31, 2003 consisted of general and administrative expenses of $549,030 reduced by interest income of $59,059. The loss from continuing operations for the three-month period ended December 31, 2002 consisted of general and administrative expenses of $1,170,545 reduced by interest income of $109,530.

Discontinued Operations

The $234,444 gain on disposal of discontinued operations recorded for the three months ending December 31, 2003, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of the realization of certain receivables in excess of book value totaling $258,000 and reductions in tax related liabilities in the amount of $187,000 offset by additional expense accruals of $211,000 to adjust other liabilities remaining from discontinued operations.

The $179,551 loss on disposal of discontinued operations recorded for the three months ending December 31, 2002, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of the realization of certain receivables in excess of book value totaling $613,000, offset by additional net expense accruals of $792,000 to adjust other liabilities remaining from discontinued operations.

Net loss

Net loss was $255,527 for the three-month period ended December 31, 2003 compared to $1,240,566 for the same period last year. The primary reason for the increase in net income was a reduction in general and administrative expenses, most notably reductions in legal expenses, professional fees and storage costs.

Results of Operations for the Six Months Ended December 31, 2003 and December 31, 2002

Continuing Operations

The loss from continuing operations for the six-month period ended December 31, 2003 was virtually the same as the prior year. The loss from continuing operations for the six-month period ended December 31, 2003 was $1,133,246 compared to $1,088,685 for the same period last year. Loss from continuing operations for the six-month period ended December 31, 2003 consisted of general and administrative expenses of $1,250,517 reduced by interest income of $117,271. The loss from continuing operations for the six-month period ended December 31, 2002 consisted of general and administrative expenses of $1,274,319 reduced by interest income of $185,634.

Discontinued Operations

The $852,483 gain on disposal of discontinued operations recorded for the six months ending December 31, 2003, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of the realization of certain receivables in excess of book value totaling $570,000, tax related refunds and liability adjustments of $498,000 offset by additional expense accruals of $216,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals consist primarily of expense accruals pertaining to the collection of receivables of $169,000 and legal fees of $105,000, offset by reductions in expense accruals in the amount of $58,000.

The $1,179,359 gain on disposal of discontinued operations recorded for the six months ending December 31, 2002, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of the realization of certain receivables in excess of book value totaling $928,000, the reversal of workers compensation accruals in the amount of $1,396,000, lawsuit accruals of $1,595,000 and professional liability accruals of $194,000, offset by additional expense accruals of $2,934,000 to adjust other liabilities remaining from discontinued operations.

Net (loss) income

Net (loss) income was ($280,763) for the six-month period ended December 31, 2003 compared to $90,674 for the same period last year. The primary reason for the decrease in net income was a smaller gain on discontinued operations for the six-month period ended December 31, 2003.

Liquidity and Capital Resources

Cash Flows

At December 31, 2003, cash and cash equivalents totaled $22,524,645 compared to $23,219,618 at June 30, 2003.

The Company filed a Federal Income tax carryback claim with the Internal Revenue Service (“IRS”) in July 2003 requesting a refund of approximately $5 million for the tax years ended June 1993 and 1996. The IRS has since performed a field audit and review of each of the tax years indicated above. The results of the field audit by the IRS indicate that the Company would be entitled to refunds of approximately $5 million. There are further steps in the refund review process, including a review by the Joint Committee on Taxation of the U.S. Congress (“Committee”) in accordance with the Joint Committee Statutory Refund Review regulation which requires all refunds or credits in excess of $2 million be approved by the Committee.  A final decision is expected in the next two quarters, and if the Committee approves the refund, the Company will record a gain in the period it receives approval.

Our primary source of cash was the collection of old accounts receivables and Medicare receivables and appeals related to our discontinued operations and interest income generated by our investment of cash and cash equivalents. We currently have invested our cash and cash equivalents in interest bearing accounts in banks. We expect to continue to have similar holdings exclusively until we acquire an operating business.

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

We expect that in the absence of the purchase of an operating business, our current cash as well as future cash inflows from accounts and notes and Medicare receivables will fund our current operations for the foreseeable future. In the event we decide to purchase an operating business, our capital requirements may exceed our current resources. In such a case, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

Legal and tax claims

The Company is currently defending two lawsuits (See Note 5) and management believes the Company should prevail in both instances. The Company has accrued for potential costs associated with these claims, but the Company has not accrued for the possibility of an adverse ruling or judgment against it. The Company may try to settle these remaining claims.

The Company settled a matter with a state tax authority when the Company agreed to pay approximately $50,000 to settle the liability in the quarter ending December 31, 2003. The Company also settled a matter with the Internal Revenue Service in the amount of $25,000, which the Company will pay in the third quarter of the current fiscal year.

Uninsured Professional Liability Claims

The Company is a defendant in seventeen professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims, the Company believes that no payments that are required to settle professional liability claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

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

The Company may not be able to realize the benefits of its NOL’s.

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

The Company is currently defending two lawsuits (See Note 5) and management believes the Company should prevail in each of these claims. However, there is uncertainty and cost related to the claims.  If possible, the Company may try to settle the remaining claims.  The outcome of these matters is not possible to predict and the current reserves include only estimates of potential settlements of certain material lawsuits and/or some of the costs of litigating, but do not reflect the possibility of an adverse ruling or judgment against the Company.

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

From the time of its public offering until November 19, 1999, the Company continued to operate one or more of its healthcare or professional employment businesses and, therefore, was not an investment company because it was primarily engaged in a business other than investing.  Since November 1999, the Company has been engaged in litigation (managing significant claims for and against the Company), arbitration and other activities as part of winding down the various liabilities and assets from its former operating businesses.  The Company believes it has been involved primarily in a business other than investing since November 1999.  There is a risk that the SEC may take a contrary view.

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

ITEM 4.                                                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended December 31, 2003, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).

	3.2	First Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

	31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a). **

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

** Filed herewith.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

By	/s/ David R. Burt
David R. Burt
President, Chief Executive Officer, and acting Chief Financial Officer
Principal Executive and Principal Financial and Accounting Officer

	Date:	February 13, 2004

INDEX TO EXHIBITS

J.L. HALSEY CORPORATION

Exhibit No.	Exhibit

3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).

3.2	First Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a). **

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

** Filed herewith.