Form 10-Q
period 2004-03-31
JL HALSEY CORP
filed 2004-05-17
CIK 1166220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 1-10875

J.L. Halsey Corporation

(Exact name of registrant as specified in its charter)

Delaware

01-0579490

(State of incorporation)	(I.R.S. Employer Identification No.)

103 Foulk Rd, Suite 205Q, Wilmington, DE 19803
(Address of principal executive office) (Zip code)

Registrant’s telephone number: (302) 691-6189

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

As of April 30, 2004, J.L. Halsey Corporation had 82,193,063 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED MARCH 31, 2004

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements
- Unaudited Condensed Consolidated Balance Sheets as of March 31, 2004 and June 30, 2003

- Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003

- Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2004 and 2003

- Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2004 and 2003

- Unaudited Notes to Condensed Consolidated Financial Statements

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

Signatures

Index to Exhibits

i

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,300,423	$23,219,618
Accounts and notes receivable remaining from discontinued operations, net	1,597,536	2,526,061
Prepaid expenses related to discontinued operations	255,927	807,682
Income tax receivable related to discontinued operations	5,704,408	—
Deferred income taxes	93,562	93,562
Prepaid expenses	74,219	103,537
Total current assets	30,026,075	26,750,460
Restricted cash related to discontinued operations	2,383,380	2,377,447
Fixed assets, net	12,881	14,597
Total assets	$32,422,336	$29,142,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$312,747	$303,329
Accrued expenses remaining from discontinued operations	3,808,493	4,170,182
Taxes payable related to discontinued operations	—	250,000
Total current liabilities	4,121,240	4,723,511
Deferred income taxes	93,562	93,562
Total liabilities	4,214,802	4,817,073

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued at March 31, 2004 and June 30, 2003. 82,193,063 shares outstanding at March 31, 2004 and June 30, 2003.	895,223	895,223
Additional paid-in capital	275,063,911	275,063,911
Accumulated deficit	(204,838,064)	(208,720,167)
Treasury stock (at cost), 7,329,217 shares at March 31, 2004 and June 30, 2003	(42,913,536)	(42,913,536)
Total stockholders’ equity	28,207,534	24,325,431
Total liabilities and stockholders’ equity	$32,422,336	$29,142,504

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003

General and administrative expenses	$661,900	$1,401,059
Loss from operations	(661,900)	(1,401,059)
Interest income	55,616	84,130
Loss from continuing operations	(606,284)	(1,316,929)
Gain on disposal of discontinued operations	4,769,150	97,482
Net income (loss)	$4,162,866	$(1,219,447)
Loss per share from continuing operations – basic and diluted	$(0.01)	$(0.02)
Net income (loss) per share – basic and diluted	$0.05	$(0.02)
Weighted average number of shares outstanding:
basic and diluted	82,193,063	82,193,063

The accompanying notes are an integral part of these financial statements.

	For the Nine Months Ended March 31,
	2004	2003

General and administrative expenses	$1,912,416	$2,675,378
Loss from operations	(1,912,416)	(2,675,378)
Interest income	172,887	249,419
Other income	—	20,344
Loss from continuing operations	(1,739,529)	(2,405,615)
Gain on disposal of discontinued operations	5,621,632	1,276,841
Net income (loss)	$3,882,103	$(1,128,774)
Loss per share from continuing operations – basic and diluted	$(0.02)	$(0.03)
Net income (loss) per share – basic and diluted	$0.05	$(0.01)
Weighted average number of shares outstanding:
basic and diluted	82,193,063	83,008,280

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,882,103	$(1,128,774)
Adjustments to reconcile net income (loss) to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(5,621,632)	(1,276,841)
Stock-based compensation	—	573,793
Depreciation and amortization	7,836	—
Changes in assets and liabilities:
Prepaid expenses	29,318	752,135
Accounts payable and accrued expenses	9,418	(176,789)
Net cash flows used in continuing operations	(1,692,957)	(1,256,476)
Net cash flows provided by discontinued operations	779,882	12,522,200
Net cash flows (used in) provided by operating activities	(913,075)	11,265,724
Cash flows from investing activities:
Continuing operations:
Additions to property and equipment	(6,120)	—
Net cash flows used in investing activities	(6,120)	—
Cash flows from financing activities:
Continuing operations:
Payment for purchase of treasury stock	—	(240,000)
Net cash flows used in financing activities	—	(240,000)
Net (decrease) increase in cash and cash equivalents	(919,195)	11,025,724
Cash and cash equivalents, beginning of period	23,219,618	11,631,692
Cash and cash equivalents, end of period	$22,300,423	$22,657,416

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1.              Basis of Presentation

J.L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company,” sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has no operating units and the Company’s principal assets include approximately $22 million in cash, $5.7 million in income tax receivables and net operating loss carryforwards (“NOLs”) of approximately $185 million. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business.  Our management has recommended to our board of directors (the “board”) and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

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

In connection with the sale of the operating businesses in 1999, the board and the stockholders approved a Plan of Restructuring (the “Plan”) pursuant to which the board was granted the authority to liquidate the Company.  The board never commenced liquidation proceedings and, in 2002, the Board abandoned the Plan and therefore there are no plans to liquidate the Company.

For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax claims and to minimize liabilities retained after the sales of the operating businesses.  The Company continues to try to collect certain notes, accounts receivables and Medicare appeals and to minimize the few remaining claims against the Company.  The Company has retained five employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the board.  No members of the current board were members prior to the Company selling its operating businesses.

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

2.              Discontinued Operations

At March 31, 2004 and June 30, 2003, assets and liabilities from discontinued operations consisted of:

	March 31, 2004	June 30, 2003
Accounts and notes receivable remaining from discontinued operations, net	$1,597,536	$2,526,061
Restricted cash in support of workers’ compensation liabilities	2,383,380	2,377,447
Prepaid expenses pertaining to insurance deposits	255,927	807,682
Income tax receivable related to discontinued operations	5,704,408	—
Total assets related to discontinued operations	9,941,251	5,711,190

Accrued expenses remaining from discontinued operations	3,808,493	4,170,182
Taxes payable related to discontinued operations	—	250,000
Total liabilities related to discontinued operations	$3,808,493	$4,420,182

The accounts and notes receivable remaining from discontinued operations primarily consist of trade accounts receivable and Medicare indemnification receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. The Company has established reserves to reduce these assets to their estimated net realizable value. The determination of the amount of the reserves includes an analysis by the Company of the likelihood of prevailing in the collection of the receivable and the financial stability and strength of the entity behind the receivable. The Company will adjust the receivable as facts and circumstances change. The accrued expenses remaining from discontinued operations primarily consist of liabilities which arose prior to or as a result of the disposition transactions.

The income tax receivable of $5,704,408 consists of Federal Income tax carryback claims filed by the Company in July 2003 for the tax years ended June 1993 and 1996 as a result of the amendment of our 2001 tax year return. The Company was notified by the Internal Revenue Service (“IRS”) that the carryback claims were approved in the third quarter. The Company received the entire $5,704,408 in the fourth quarter of the current fiscal year, which consisted of tax refunds of $4,975,404 and interest of $729,004.

The $4,769,150 gain on disposal of discontinued operations recorded for the three months ending March 31, 2004, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of a gain resulting from an income tax claim of $5,704,408 offset by an increase in the reserve of accounts and notes receivables in the amount of $19,985 and additional expense accruals of $915,273 to adjust other liabilities remaining from discontinued operations.  The additional expense accruals include amounts for professional liability claims, workers compensation claims, legal costs and credit and collection expenses.

The $5,621,632 gain on disposal of discontinued operations recorded for the nine months ending March 31, 2004, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of tax related refunds and receivables of $6,202,280, the recovery of certain receivables in excess of book value totaling $550,253, offset by additional expense accruals of $1,130,901 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for professional liability claims, workers compensation claims, legal costs and credit and collection expenses.

3.              Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Loss from continuing operations	$(606,284)	$(1,316,929)	$(1,739,529)	$(2,405,615)
Gain on disposal of discontinued operations	4,769,150	97,482	5,621,632	1,276,841
Net income (loss)	$4,162,866	$(1,219,447)	$3,882,103	$(1,128,774)

Weighted average shares outstanding:

basic and diluted	82,193,063	82,193,063	82,193,063	83,008,280
Loss per share from continuing operations:
basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Gain (loss) per share on disposal of discontinued operations:
basic and diluted	0.06	(0.00)	0.07	0.02
Net (loss) income per share:
basic and diluted	0.05	(0.02)	0.05	(0.01)

4.              Income taxes

The Company filed a Federal Income tax carryback claim with the Internal Revenue Service (“IRS”) in July 2003 requesting a refund of approximately $5 million for the tax years ended June 1993 and 1996 as a result of the amendment of the 2001 tax year return. The IRS performed a field audit and review of the 2001 tax year which resulted in a finding by the IRS that the Company would be entitled to refunds of $4,975,404 plus interest. The refunds were approved by the Joint Committee on Taxation of the U.S. Congress (the “Committee”) in a letter to the Company in March 2004. In April 2004, the Company received a refund check from the United States Treasury totaling $4,561,727 representing a tax refund for 1996 in the amount of $3,978,754 plus interest of $582,973.  In May 2004, the Company received another refund check totaling $1,142,681 representing a tax refund for 1993 in the amount of $996,650 plus interest of $146,031.

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

The financial statements reflect management’s best estimate of the cost to litigate and settle these cases. The Company’s accruals assume that none of the cases goes all the way to trial and assumes that there will not be an adverse ruling or judgment in any of these matters; if the Company suffers an adverse ruling or judgment, there may be a material adverse effect on the Company and its financial condition.

Walmsley and Sullivan v. NAHC, Inc. et. al.  During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees against the Company and its officer and directors.  The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims.  The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.  The Company has sued both Walmsley and Sullivan in federal court in Arizona.  This suit claims damages related to bonuses paid to Walmsley and Sullivan.  During the third quarter several depositions were completed in this case and more are expected in the near future. The Company now believes that there is a strong possibility that this case will go to trial and the Company has accrued for the estimated costs to defend this case in accordance with the Company’s policies. The Company estimates that a potential trial will occur sometime in early 2005. The outcome is not possible to predict and the Company has reserved only estimates of some of the costs of litigating, but do not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

NovaCare v. Stratford Nursing Home. The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000.  Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money.  Although Stratford’s principal claims were thrown out by the court, Stratford in the last quarter of fiscal year 2003 has quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  This case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The court has appointed a Medicare financial expert to evaluate the claims of Stratford.

Miscellaneous Claims. The Company has recorded reserves to pay several dozen small claims (most will be $50,000 or less) that it has identified related to two of its previous operating businesses.

Uninsured  Professional Liability Claims

The Company is a defendant in fourteen professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material.

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

Tax Claims

The Company settled a matter with the Internal Revenue Service in the second quarter of the current fiscal year resulting in a payment of $25,000 by the Company in the third quarter of the current fiscal year.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

J.L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company”, sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors.  Halsey has no operating units and the Company’s principal assets include approximately $22 million in cash, $5.7 million in income tax receivables, net operating loss carryforwards (“NOLs”) of approximately $185 million and its public company status. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business.  Our management has recommended to our board of directors (the “board”), and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

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

In connection with the sale of the operating businesses in 1999, the board and the stockholders approved a Plan of Restructuring (the “Plan”) pursuant to which the board was granted the authority to liquidate the Company.  The board never commenced liquidation proceedings and, in 2002, the board abandoned the Plan and therefore there is no plan to liquidate the Company.

For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax claims and to minimize liabilities retained after the sales of the operating businesses.  The Company continues to try to collect certain notes, accounts receivables and Medicare appeals and to minimize the few remaining claims against the Company.  The Company has retained five employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the board.   No members of the current board were members prior to the Company selling its operating businesses.

The board directed management to analyze a variety of possible plans for redeploying the Company’s assets, including without limitation, registering as a closed-end fund under the 40 Act, purchasing real estate or other assets not governed by the 40 Act, or purchasing an operating business. The Company’s management has recommended to the board that the Company pursue the acquisition of an operating business.

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

Results of Operations for the Three Months Ended March 31, 2004 and March 31, 2003

Continuing Operations.  Continuing operations consist of general and administrative expenses and interest income. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

The loss from continuing operations for the three-month period ended March 31, 2004 was $606,284 compared to $1,316,929 for the same period last year. The decrease of approximately $711,000 is primarily due to non-cash stock-based compensation recorded in 2003 in the amount of $573,000 that did not recur in 2004, and reductions in legal expenses in the amount of $490,000, professional fees in the amount of $50,000 and office related expense of $85,000.  These decreases were offset by expense reversals in 2003 in the amount of $200,000 related to state tax liabilities and a reimbursement from the Company’s D&O insurance carrier in the amount of $250,000 which was recorded as a decrease to general and administrative expenses in 2003, and the reduction of interest income in the amount of $25,000.  Loss from continuing operations for the three-month period ended March 31, 2004 consisted of general and administrative expenses of $661,990 reduced by interest income of $55,616.  The loss from continuing operations for the three-month period ended March 31, 2003 consisted of general and administrative expenses of $1,401,059 reduced by interest income of $84,130.

Discontinued Operations. Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. Losses primarily include expenses incurred or adjustments to liabilities which were owed by the Company prior to the disposition of the Company’s long-term care services business in fiscal year 2000.

The $4,769,150 gain on disposal of discontinued operations recorded for the three months ending March 31, 2004, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of a gain resulting from an income tax claim of $5,704,408 offset by an increase in the reserve of accounts and notes receivables in the amount of $19,985 and additional expense accruals of $915,273 to adjust other liabilities remaining from discontinued operations.  The additional expense accruals include amounts for professional liability claims, workers compensation claims, legal costs and credit and collection expenses.

The $97,482 gain on disposal of discontinued operations recorded for the three months ending March 31, 2003, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of the realization of certain receivables in excess of book value totaling $634,132, offset by additional net expense accruals of $536,650 to adjust other liabilities remaining from discontinued operations.  The additional expense accruals include amounts for workers compensation claims, professional liability claims, credit and collection costs, legal costs and miscellaneous small claims related to two of the Company's previous operating businesses.

Net income (loss)

Net income was $4,162,866 for the three-month period ended March 31, 2004 compared to a net loss of $1,219,447 for the same period last year. The primary reason for the increase in net income was the federal income tax refund of $5,704,408.

Results of Operations for the Nine Months Ended March 31, 2004 and March 31, 2003

Continuing Operations

The loss from continuing operations for the nine-month period ended March 31, 2004 was $1,739,529 compared to $2,405,615 for the same period last year. The decrease of approximately of $666,000 is primarily the result of the non-cash stock-based compensation expense of $573,000 that was recorded in nine month period ended March 31, 2003 that did not recur in 2004. Loss from continuing operations for the nine-month period ended March 31, 2004 consisted of general and administrative expenses of $1,912,416 reduced by interest income of $172,887. The loss from continuing operations for the nine-month period ended March 31, 2003 consisted of general and administrative expenses of $2,675,378 reduced by interest income of $249,419 and other income of $20,344.

Discontinued Operations

The $5,621,632 gain on disposal of discontinued operations recorded for the nine months ending March 31, 2004, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of tax related refunds and receivables of $6,202,280, the recovery of certain receivables in excess of book value totaling $550,253, offset by additional expense accruals of $1,130,901 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for professional liability claims, workers compensation claims, legal costs and credit and collection expenses.

The $1,276,841 gain on disposal of discontinued operations recorded for the nine months ending March 31, 2003, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of the realization of certain receivables in excess of book value totaling $1,562,356, the reversal of workers compensation accruals in the amount of $1,325,528, lawsuit accruals of $1,595,112 and professional liability accruals of $198,187, offset by additional net expense accruals of $3,404,342 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for credit and collection costs, legal costs, tax expense and miscellaneous small claims related to two of the Company’s previous operating businesses.

Net income (loss)

Net income was $3,882,103 for the nine-month period ended March 31, 2004 compared to a net loss of $1,128,774 for the same period last year. The primary reason for the increase in net income was a larger gain on discontinued operations for the nine-month period ended March 31, 2004 as a result of the federal income tax refund of $5,704,408.

Liquidity and Capital Resources

Cash Flows

At March 31, 2004, cash and cash equivalents totaled $22,300,423 compared to $23,219,618 at June 30, 2003.

The Company filed a Federal Income tax carryback claim with the Internal Revenue Service (“IRS”) in July 2003 requesting a refund of approximately $5 million for the tax years ended June 1993 and 1996 as a result of the amendment of the 2001 tax year return. The IRS performed a field audit and review of the 2001 tax year which resulted in a finding by the IRS that the Company would be entitled to refunds of $4,975,404 plus interest. The refunds were approved by the Joint Committee on Taxation of the U.S. Congress (the “Committee”) in a letter to the Company in March 2004. In the fourth quarter of the current fiscal year, the Company received refund checks from the United States Treasury totaling $5,704,408 representing a tax refund for 1996 in the amount of $3,978,754 plus interest of $582,973 and a tax refund for 1993 in the amount of $996,650 plus interest of $146,031.

Our primary source of cash has been federal income tax carryback refunds and the collection of old accounts receivables and Medicare receivables and appeals related to our discontinued operations and interest income generated by our investment of cash and cash equivalents.  We expect to have similar holdings exclusively until we acquire an operating business.

We have concentrated our efforts on conserving our cash while considering our strategic alternatives. However, our use of cash has fluctuated from quarter to quarter and we anticipate that this pattern may continue.

Our primary use of cash to date has been for costs in pursuit of the collection of accounts receivables, Medicare receivables and appeals, defending claims against the Company as well as general and administrative expenses for operations and in evaluating and implementing strategic alternatives.

We expect that in the absence of the purchase of an operating business, our current cash as well as future cash inflows from accounts, notes and Medicare receivables will fund our current operations for the foreseeable future. In the event that we decide to purchase an operating business, our capital requirements may exceed our current resources. In such a case, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

Legal and tax claims

The Company is currently defending two lawsuits (Walmsley and Sullivan v. NAHC, Inc. and NovaCare v. Stratford, See Note 5) and management believes the Company should prevail in both instances. The Company has accrued for the potential costs of litigating these claims, but the Company does not, and has not, accrued for the payments that could result from an adverse ruling, judgment or a settlement of these claims until the Company believes that it is probable that such a payment will be made.

The Company settled a matter with the Internal Revenue Service in the amount of $25,000 in the second quarter of the current fiscal year and was paid by the Company in the third quarter of the current fiscal year.

Uninsured Professional Liability Claims

 The Company is a defendant in fourteen professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material.

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

The Company may not be able to realize the benefits of its NOLs.

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

The Company is currently defending two lawsuits (Walmsley and Sullivan v. NAHC, Inc. and NovaCare v. Stratford, See Note 5) and management believes the Company should prevail in each of these claims. However, there is uncertainty and cost related to the claims.  If possible, the Company may try to settle the remaining claims.  The outcome of these matters is not possible to predict and the current reserves include only estimates of some of the costs of litigating, but do not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

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

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended March 31, 2004, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financials Statements included in “Item 1. Financial Statements.”

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 25, 2004, J.L. Halsey held its annual meeting of stockholders.  The only item to be considered at the meeting was the re-election of David R. Burt to serve as a Director until the Company’s annual meeting of stockholders in 2006.  Holders of 67,257,213 shares of common stock were present in person or represented by proxy at the meeting.  The nominee received 66,604,651 shares (74.4%) voted for his election and 652,562 voted against his election.

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

J. L. HALSEY CORPORATION
(Registrant)

By	/s/ David R. Burt
David R. Burt
President, Chief Executive Officer, and acting Chief Financial Officer
Principal Executive and Principal Financial and Accounting Officer

	Date:	May 17, 2004

INDEX TO EXHIBITS

J.L. HALSEY CORPORATION

Exhibit No.	Exhibit

3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).

3.2	First Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

31	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a). **

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

** Filed herewith.