Form 10-K
period 2004-06-30
JL HALSEY CORP
filed 2004-09-28
CIK 1166220

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

Commission file number 1-10875

J. L. HALSEY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	01-0579490 (I.R.S. Employer Identification No.)
103 Foulk Rd, Suite 205Q Wilmington, DE (Address of principal executive office)	19803 (Zip Code)
Registrant's telephone number, including area code: (302) 691-6189
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01 Per Share (Title of class)

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

Yes ☐    No ☒

        As of December 31, 2003, the aggregate market value of the shares of common stock held by non-affiliates was approximately $10,566,638. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.)

        There were 82,193,063 shares of the Registrant's common stock outstanding as of September 13, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        None

J. L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-K—FISCAL YEAR ENDED JUNE 30, 2004

Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K

i

PART I

ITEM 1. BUSINESS

Company

Overview

        J. L. Halsey Corporation, together with its subsidiaries ("Halsey" or the "Company", sometimes referred to as "we" or "us"), is a company in transition. In response to substantial cuts in reimbursement under the Medicare program in the late 1990's, Halsey's predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has no operating units, and the Company's principal assets include approximately $29 million in cash and net operating loss carryforwards ("NOLs") of approximately $184 million. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business. Our management has recommended to our board of directors (the "board") and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

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

        For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses. The Company has made significant progress on these matters. The Company has collected virtually all of its receivables other than amounts which are the subject of litigation or arbitration. A subsidiary of the Company has retained five employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the board. No members of the current board were members prior to the Company selling its operating businesses.

        The Company has reflected substantially all of its results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities, which are treated as continuing operations. All of the Company's financial assets are in cash items as defined under the Investment Company Act of 1940 (the "40 Act"), which, the Company believes, should exclude it from the definition of an investment company.

Risk Factors

        The stock transfer restrictions implemented in the merger of NAHC, Inc. and J. L. Halsey Corporation may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by stockholders to replace or remove the current management.

        The shares of common stock issued by the Company in the merger are subject to the transfer restrictions that, in general, prevent any individual stockholder or group of stockholders from acquiring in excess of 5% of the outstanding common stock of the Company. The types of acquisition transactions that the Company may undertake therefore will be limited unless the Board of Directors waives the transfer restrictions. The transfer restrictions also may make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of the Company's outstanding shares of common stock, unless that stockholder held more than 5% of our common stock before the merger.

  The Company may not be profitable from operations.

        The Company's ability to become profitable depends on management's ability to find and execute on a profitable asset redeployment strategy. The Company incurred substantial net losses from continuing operations in the previous three fiscal years ended June 30, 2004, 2003 and 2002. The Company has reported net income for the fiscal years ended June 30, 2004, 2003 and 2002; however, the Company currently has no operations and thus there can be no assurance that it will be profitable in future periods. Net income in fiscal year 2004 was due to gains on discontinued operations primarily related to federal income tax refunds. Net income in fiscal year 2003 was primarily due to gains on discontinued operations including changes in receivable reserves, the reversal of liability accruals and the release of reserves no longer necessary as a result of the settlement of various lawsuits and settlements with some state tax authorities. The net income in fiscal year 2002 was primarily due to the realization of certain receivables in excess of book value, the release of reserves no longer necessary as a result of the settlement of various lawsuits and a settlement with the Internal Revenue Service.

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

  Uncertainties related to legacy assets and liabilities

        The Company continues to manage a relatively small number of legacy assets and liabilities remaining from the period prior to the discontinuance of its operations. These remaining legacy assets consist of old receivables that are the subject of litigation or arbitration, and appeals of Medicare billing denials. The Company has established significant reserves against these assets because of the uncertainty regarding their collectability. The Medicare changes in the late 1990's had deleterious effects on the entire industry, including the financial status of companies that owe us money. Also, the companies and Medicare have asserted defenses to our claims.

        The Company is defending two remaining suits against it. (See Item 3). Our management believes that we should prevail on each of these claims against us. However, there is uncertainty and cost related to the claims. If possible, the Company may try to settle the remaining claims. The outcome of these matters is not possible to predict and the current reserves include only estimates of potential settlements of certain material lawsuits and/or the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against the Company

  The Company may be considered an Investment Company.

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

Employees

        At June 30, 2004, subsidiaries of the Company had five employees. The Company's employees are not represented by any labor union and the Company is not aware of any current activity to organize any of its employees.

ITEM 2. PROPERTIES

        Halsey's principal office is located at 103 Foulk Rd, Suite 205Q, Wilmington, DE 19803 where Halsey leases approximately 112 square feet of office space. A subsidiary of Halsey leases approximately 2,600 square feet of office space in King of Prussia, PA, which expires in March 2005. See Note 6 of Notes to Consolidated Financial Statements for information concerning the Company's leases.

ITEM 3. LEGAL PROCEEDINGS

        Walmsley and Sullivan v. NAHC, Inc. et. al.    During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees against the Company and its officer and directors. The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims. The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action. The Company has sued both Walmsley and Sullivan in federal court in Arizona. This suit claims damages related to bonuses paid to Walmsley and Sullivan. During the third quarter of fiscal 2004 several depositions were completed in this case and more are expected in the near future. The Company now believes that there is a strong possibility that this case will go to trial and the Company has accrued for the estimated costs to defend this case in accordance with the Company's policies. The Company estimates that a potential trial in the Arizona action will occur sometime in 2005. A trial in the Pennsylvania action will likely not occur for several years after 2005 and there is still significant discovery to undertake in that action. The outcomes of these actions are not possible to predict and the Company has reserved estimates of the costs of litigating both of these actions, but we have not recorded a liability to reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

        NovaCare v. Stratford Nursing Home.    The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000, which the Company has full reserved. Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money. Although Stratford's principal claims were thrown out by the court, Stratford in the last quarter of fiscal year 2003 has quantified its remaining counter-claims at approximately $1 million. The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party. This case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).

        Uninsured Professional Liability Claims.    The Company is a defendant in eight professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company. The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company's behalf. Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits. The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits. Therefore, in the event that the Company's current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims. The Company's management does not believe that any of these claims are material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of the Company's stockholders held on March 25, 2004, (the "Annual Meeting"), the following nominee was elected to serve on Halsey's Board of Directors as a Class II Director until the Annual Meeting of the Company's Stockholders in 2006 or until his earlier death, resignation or removal from office.

Name	Votes For	Votes Withheld
David R. Burt	66,604,651	652,562

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol JLHY. Trading of the Company's common stock on OTCBB commenced on December 3, 1999. The Company's common stock was traded on the New York Stock Exchange (the "NYSE") under the symbol NOV until November 22, 1999. The Company's common stock traded on the OTCBB under the symbol NAHC until June 17, 2002. On July 27, 2004 there were 1,409 holders of record of common stock.

        The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

	High	Low
Year Ended June 30, 2004:
First Quarter	$0.20	$0.11
Second Quarter	0.29	0.16
Third Quarter	0.31	0.19
Fourth Quarter	0.44	0.26
Year Ended June 30, 2003:
First Quarter	$0.06	$0.03
Second Quarter	0.16	0.04
Third Quarter	0.17	0.09
Fourth Quarter	0.13	0.08

        With the exception of 2-for-1 stock splits of common stock affected in the form of stock dividends in June 1987 and July 1991, no other dividends have been paid or declared on common stock since the Company's initial public offering on November 5, 1986. The Company does not expect to declare any cash dividends on common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

        The Company currently has no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

        The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and searching for potential acquisition candidates. Accordingly, the accompanying selected financial data reflect all the Company's assets and liabilities and results of operations as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Loss from continuing operations	$(2,186,248)	$(3,189,160)	$(3,065,542)	$(4,575,864)	$(23,953,000)
Gain (loss) on disposal of discontinued operations, net of tax	4,940,828	4,066,677	21,254,826	3,744,466	(374,122,000)
Net income (loss)	2,754,580	877,517	18,189,284	(831,398)	(387,600,000)
Loss per share from continuing operations
Basic and diluted	(0.03)	(0.04)	(0.05)	(0.07)	(0.38)
Net income (loss) per share:
Basic and diluted	0.03	0.01	0.28	(0.01)	(6.12)
	As of June 30,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	$31,643,479	$29,142,504	$34,502,039	$25,225,715	$36,857,000
Shareholders' equity	27,080,011	24,325,431	23,114,144	4,872,735	5,703,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

J. L. HALSEY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        J. L. Halsey Corporation, together with its subsidiaries ("Halsey" or the "Company", sometimes referred to as "we" or "us"), is a company in transition. In response to substantial cuts in reimbursement under the Medicare program in the late 1990's, Halsey's predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has no operating units, and the Company's principal assets include approximately $29 million in cash and net operating loss carryforwards ("NOLs") of approximately $184 million. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business. Our management has recommended to our board of directors (the "board") and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

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

        For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses. The Company has made significant progress on these matters. The Company has collected virtually all of its receivables other than amounts which are the subject of litigation or arbitration. A subsidiary of the Company has retained five employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the board. No members of the current board were members prior to the Company selling its operating businesses.

        The Company has reflected substantially all of its results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities, which are treated as continuing operations. All of the Company's financial assets are in cash items as defined under the Investment Company Act of 1940 (the "40 Act"), which, the Company believes, should exclude it from the definition of an investment company.

Year Ended June 30, 2004 Compared with the Year Ended June 30, 2003

Continuing Operations

        Continuing Operations.    Continuing operations consist of general and administrative expenses and interest income. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

        The loss before income taxes from continuing operations was $2.2 million for the year ended June 30, 2004 compared to $3.2 million for the prior year. The primary reason for the decrease in the loss was a decrease in general and administrative costs of approximately $1.1 million, offset by a reduction in interest and other income of approximately $100,000. The decrease in general and administrative expenses include reductions in salaries and wages of $637,000, document storage related costs of $137,000, legal expenses of $481,000, office rent of $50,000 and professional and consulting fees of $48,000 offset by a $250,000 recovery of legal fees from the Company's directors and officers insurance carrier. The decrease in salaries and wages includes a reduction of $574,000 of non-cash compensation that was recorded in fiscal year 2003. The decrease in general and administrative costs was primarily due to the settlement of legal matters and the general reduction of costs to operate the Company. The non-cash compensation charge was the result of a transaction between a principal stockholder and an officer of the Company.

        There is no provision for or benefit from income taxes for the years ended June 30, 2004 and 2003, as the Company could not utilize, for financial reporting or income tax purposes, the loss incurred in the periods. The Company has NOLs of approximately $184 million as of June 30, 2004. The ultimate amount of the NOLs that may be utilized is dependent on future results and it is reasonably possible that the actual amount may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets at June 30, 2004.

Discontinued Operations

        Discontinued Operations.    Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to the Company prior to the disposition of the Company's long-term care services business in 1999 as well as gains related to federal income tax refunds. Losses primarily include expenses incurred or adjustments to liabilities which were owed by the Company prior to the disposition of the Company's long-term care services business in fiscal year 2000.

        The gain on disposal of discontinued operations was $4.9 million, compared to $4.1 million for the prior year. These gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000. The gain in fiscal year 2004 of $4.9 million, primarily relates to income tax related refunds totaling $6 million and decreases in reserves for certain receivables totaling $600,000 principally due to recovery of previously reserved receivables offset by increases in expense accruals of $1.7 million, to reflect additional legal costs, collection costs, and to adjust other liabilities remaining from our discontinued operations. The $6 million of income tax refunds consist of Federal Income tax carryback claims filed by the Company in July 2003 for the tax years ended June 1993 and 1996 as a result of the amendment of our 2001 tax year return. The Company received the tax refunds in the fourth quarter of the fiscal year 2004. The gain in fiscal year 2003 of $4.1 million, primarily relates to the realization of certain receivables in excess of book value totaling $2.7 million and the reversal of accruals of $1.4 million, net, to reflect the settlement of tax claims, lawsuits and to adjust other liabilities remaining from our discontinued operations.

Year Ended June 30, 2003 Compared with the Year Ended June 30, 2002

Continuing Operations

        The loss before income taxes from continuing operations was $3.2 million for the year ended June 30, 2003 compared to $3.1 million for the prior year. The primary reason for the increase in the loss was a decrease in general and administrative costs of approximately $500,000, offset by a reduction in the credit provision for restructuring in the amount of $213,000 and by a reduction in interest and other income of approximately $360,000. Reductions in legal expenses of $463,000, taxes and licenses of $229,000 and insurance expense of $250,000, offset by $570,000 of non-cash compensation in fiscal year 2003, accounted for the vast majority of the decrease in general and administrative costs. The decrease in general and administrative costs was primarily due to the settlement of legal matters and the general reduction of costs to operate the Company. The non-cash compensation charge was the result of a transaction between a principal stockholder and an officer of the Company. General and administrative expenses consisted primarily of employee wages and benefits, legal expenses, accounting, audit, tax and other professional services.

        There is no provision for or benefit from income taxes for the years ended June 30, 2003 and 2002, as the Company could not utilize, for financial reporting or income tax purposes, the loss incurred in the periods. The Company had NOLs of approximately $209 million as of June 30, 2003. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets at June 30, 2003.

Discontinued Operations

        The gain on disposal of discontinued operations was $4.1 million, compared to $21.3 million for the prior year. These gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000. The gain in fiscal year 2003 of $4.1 million, primarily relates to the realization of certain receivables in excess of book value totaling $2.7 million and the reversal of accruals of $1.4 million, net, to reflect the settlement of lawsuits, tax claims, and to adjust other liabilities remaining from our discontinued operations. The gain in fiscal year 2002 of $21.3 million primarily relates to a tax claim settlement with the Internal Revenue Service in the amount of $13 million, the realization of certain receivables in excess of book value totaling $8.1 million, and the reversal of accruals of $0.2 million, net, to reflect the settlement of a lawsuit and to adjust other liabilities remaining from our discontinued operations.

Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 30, 2004:
Loss from continuing operations	$(643,275)	$(489,971)	$(606,284)	$(446,718)
Gain (loss) on disposal of discontinued operations, net of tax	618,039	234,444	4,769,150	(680,805)

Net (loss) income	$(25,236)	$(255,527)	$4,162,866	$(1,127,523)
Loss per share from continuing operations basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Gain (loss) per share on the disposal of discontinued operations, net of tax	$0.01	$0.01	$0.06	$(0.02)
Net (loss) income per share—basic and diluted	$(0.00)	$(0.00)	$0.05	$(0.02)
	First Quarter	Second Quarter	Third Quarter (Restated)	Fourth Quarter
Year Ended June 30, 2003:
Loss from continuing operations	$(27,669)	$(1,061,015)	$(1,316,929)	$(783,547)
Gain (loss) on disposal of discontinued operations, net of tax	1,358,909	(179,551)	97,482	2,789,837

Net income (loss)	$1,331,240	$(1,240,566)	$(1,219,447)	$2,006,290
Loss per share from continuing operations basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Gain per share on the disposal of discontinued operations, net of tax	$0.02	$0.00	$(0.00)	$0.03
Net income (loss) per share—basic and diluted	$0.02	$(0.01)	$(0.02)	$0.02

Liquidity and Capital Resources

Liquidity and Cash Flows

        At June 30, 2004, cash and cash equivalents totaled approximately $28.9 million compared to approximately $23.2 million at June 30, 2003. The increase in cash was mainly attributable to a refund collected from the Internal Revenue Service ("IRS") in the third quarter of approximately $6 million (including interest of approximately $729,000).

        In fiscal year 2003, the Company purchased 2 million shares of its own common stock at $0.12 per share and 200 shares at $0.11 per share for a total purchase price of $240,022. Both stock purchases by the Company were made at fair market value at the time of each transaction. This amount has been recorded as Treasury Stock in the equity section of the Company's balance sheet.

        Our primary source of cash in fiscal year 2004 was income tax refunds from the IRS, collection of old accounts receivables, Medicare receivables and appeals and interest income generated by our investment of cash and cash equivalents. We currently have invested our cash and cash equivalents in interest bearing accounts in banks. We expect to continue to have similar holdings exclusively until we acquire an operating business.

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

        We expect our current cash will fund our current operations for the foreseeable future. In the event that we decide to purchase an operating business, our capital requirements may exceed our current resources. In such a case, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

        In July 2004, the Company received notification that a former customer had filed for Bankruptcy protection under the US Bankruptcy Code Chapter 11. The Company may or may not have to return some or all of the amounts that it has collected from this former customer over the past two years. The total amount collected by the Company over the past two years was $2 million. The Company has not recorded a liability at this time since it is not possible to determine if a potential liability is probable based on the information available to us at this time. If in fact the Company is notified in the future by the Bankruptcy Court that an amount must be repaid to the former customer, we believe that we may have legal defenses to support the retention of payments collected from our former customer.

Legal and Tax Claims

        The Company is currently defending two lawsuits (Walmsley and Sullivan v. NAHC, Inc. and NovaCare v. Stratford, see Item 3) and management believes the Company will prevail in both instances. The Company has accrued for the potential costs of litigating these claims, but the Company does not, and has not, accrued for the payments that could result from an adverse ruling, judgment or a settlement of these claims until the Company believes that it is probable that such a payment will be made.

        The Company has settled a matter with the IRS in the amount of $25,000 in the second quarter of the current fiscal year and the amount was paid by the Company in the third quarter of the current fiscal year.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements.

Long-Term Contractual Obligations

        The Company has no long-term contractual obligations other than the run off of workers compensation insurance and professional liability insurance for its legacy businesses described below.

  Uninsured Professional Liability Claims

        The Company is a defendant in eight professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result,

PHICO will not be permitted to pay any claims on behalf of the Company. The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company's behalf. Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits. The Company recorded an accrual and related expense of $100,000 in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits. Therefore, in the event that the Company's current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims. The Company's management does not believe that any of these claims are material individually or in aggregate.

  Workers' Compensation Loss Payments

        During the first quarter of fiscal year 2003, the NovaCare workers' compensation insurance carrier notified the Company that the purchaser of NCES ("the Purchaser") who is responsible for making certain claim payments required by NovaCare's insurance policy deductibles has defaulted on those payment obligations. The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers' compensation policies of the Purchaser. In management's opinion, the deposits held by the insurance carrier are sufficient to pay deductible obligations on the unrelated workers' compensation policies as well as the NovaCare policies.

Cautionary Statement

        Except for historical information, matters discussed above including, but not limited to, statements concerning litigation against the Company, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include the outcome and costs of pending legal actions against the Company, and the Company's ability to identify potential acquisition targets and to successfully complete potential acquisitions.

Critical Accounting Policies and Estimates

        The Company has identified the accounting principles critical to our business and results of operations. We determined the critical principles to be those that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Reserves

        The Company maintains allowances for the collection of receivables remaining from discontinued operations. These allowances are the result of the inability or unwillingness of many of the Company's former customers to make payments. Several of the key industries in which the Company operated have been severely impacted by the Balanced Budget Act of 1997. As a result of the provisions of this Act, many of the Company's former customers went bankrupt and many are nearly insolvent. Currently, the Company has outstanding receivables from a few of its customers and has recorded 100% allowances against these receivables. The Company is pursuing collection from two of its former customers through litigation.

        On a quarterly basis, the Company reviews the value of the reserves and adjusts the net value of the receivables to the estimated amount that management expects to realize. When facts and circumstances indicate that an account has been impaired below its current carrying value, the Company will adjust the reserve accordingly. When a customer files for bankruptcy or other facts and circumstances dictate that the associated receivable will not be collectible at any future period, the Company fully reserves the receivable. Generally when there has been a significant change in facts or circumstances and it is reasonably assured collectibility of a receivable, the Company will release the associated reserves to support the Company's change in estimate.

        There are currently a few accounts that make up the Company's total receivables, all of which are fully reserved because it is highly unlikely that we will collect the money that it is owed. As a result it is inherently difficult to estimate the amount that the Company will realize upon collection.

Legal Fees

        The Company accrues an estimate of the legal costs necessary to defend the Company against legal claims. The costs of litigation are difficult to estimate because of the high variability of possible outcomes. As a result, the actual costs could differ significantly from these estimates.

Income Taxes

        The Company has net operating loss carryforwards. The realization of any benefit of these loss carryforwards is dependent on future results and the actual amount of these loss carryforwards may change over time. The Company does not recognize any benefit on its financial statements for any previously incurred losses and will not until it determines that it is more likely than not that it will have taxable income to realize these benefits. Although the Company has reported net income in each of the last three years, it has not generated taxable income since 1996 and does not expect to generate significant taxable income until and unless it executes on an acquisition of a profitable operating business. The Company records income tax receivables only when the Company believes the collection is reasonably assured.

Loss Contingencies

        The Company records estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, the Company discloses such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgement. If we had used different assumptions, the amount of loss contingencies recorded could have differed materially. In particular, the Company has estimated that the Walmsley case will not result in a judgment against the Company. If the outcome of the litigation is more adverse to the Company than management currently expects, then the Company may have to record additional charges in the future and such charges could be significant.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$28,880,201	$23,219,618
Accounts and notes receivables remaining from discontinued operations, net	—	2,526,061
Deferred income taxes	93,562	93,562
Prepaid expenses	57,233	103,537
Prepaid expenses related to discontinued operations	216,625	807,682

Total current assets	29,247,621	26,750,460
Restricted cash related to discontinued operations	2,385,844	2,377,447
Fixed assets, net	10,014	14,597

Total assets	$31,643,479	$29,142,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$264,174	$303,329
Accrued expenses remaining from discontinued operations	4,205,732	4,170,182
Taxes payable related to discontinued operations	—	250,000

Total current liabilities	4,469,906	4,723,511
Deferred income taxes	93,562	93,562

Total liabilities	4,563,468	4,817,073
Commitments and contingencies (Note 9)	—	—
Stockholders' equity:
Common stock, $.01 par value; authorized 200,000,000 shares; issued 89,522,280 shares at June 30, 2004 and 2003, respectively	895,223	895,223
Additional paid-in capital	275,063,911	275,063,911
Accumulated deficit	(205,965,587)	(208,720,167)
Treasury stock (at cost), 7,329,217 shares at June 30, 2004 and 2003	(42,913,536)	(42,913,536)

Total stockholders' equity	27,080,011	24,325,431

Total liabilities and stockholders' equity	$31,643,479	$29,142,504

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2004	2003	2002
General and administrative expenses	$2,424,307	$3,532,588	$3,983,410
(Credit) provision for restructure	—	—	(212,818)

Loss from operations	(2,424,307)	(3,532,588)	(3,770,592)
Interest income	238,059	322,956	564,426
Interest expense	—	—	(5,000)
Other income	—	20,472	145,624

Loss from continuing operations	(2,186,248)	(3,189,160)	(3,065,542)
Gain on disposal of discontinued operations	4,940,828	4,066,677	21,254,826

Net income	$2,754,580	$877,517	$18,189,284

Loss per share from continuing operations—basic and diluted	$(0.03)	$(0.04)	$(0.05)

Net income per share—basic and diluted	$0.03	$0.01	$0.28

Weighted average number of shares outstanding—basic and diluted	82,193,063	83,097,263	65,306,280

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2001	68,672,280	$686,723	$274,646,494	$(227,786,968)	(5,329,017)	$(42,673,514)	$4,872,735

Issued in connection with conversion of note payable	20,850,000	208,500	(156,375)	—	—	—	52,125
Net income	—	—	—	18,189,284	—	—	18,189,284

Balance at June 30, 2002	89,522,280	895,223	274,490,119	(209,597,684)	(5,329,017)	(42,673,514)	23,114,144
Treasury stock purchase	—	—	—	—	(2,000,200)	(240,022)	(240,022)
Stock based compensation	—	—	573,792	—	—	—	573,792
Net income	—	—	—	877,517	—	—	877,517

Balance at June 30, 2003	89,522,280	895,223	275,063,911	(208,720,167)	(7,329,217)	(42,913,536)	24,325,431
Net income	—	—	—	2,754,580	—	—	2,754,580

Balance at June 30, 2004	89,522,280	$895,223	$275,063,911	$(205,965,587)	(7,329,217)	$(42,913,536)	$27,080,011

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2004	2003	2002
Cash Flow from Operating Activities:
Net income	$2,754,580	$877,517	$18,189,284
Adjustments to reconcile net income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations, net of tax	(4,940,828)	(4,066,677)	(21,254,826)
Credit provision for restructure	—	—	(212,818)
Stock based compensation	—	573,792	—
Depreciation and amortization	10,702	2,218	—
Reversal of income tax payable	(187,000)	(2,031,399)	—
Income from restricted cash	—	—	(55,406)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Prepaid expenses	46,304	715,732	97,336
Accounts payable and accrued expenses	(39,155)	(753,983)	502,303
Current income taxes	—	—	329,013

Net cash flows used in continuing operations	(2,355,397)	(4,682,800)	(2,405,114)
Net cash flows provided by discontinued operations	8,022,099	14,507,668	7,999,133

Net cash flows provided by operating activities	5,666,702	9,824,868	5,594,019

Cash Flows from Investing Activities:
Continuing operations:
Additions to property and equipment	(6,119)	(16,815)	—
Discontinued operations:
Release of restricted cash	—	2,019,895	358,723

Net cash flows (used in) provided by investing activities	(6,119)	2,003,080	358,723

Cash Flows from Financing Activities:
Continuing operations:
Payment for purchase of treasury stock	—	(240,022)	—
Discontinued operations:
Payment of note payable	—	—	(8,000)

Net cash flows used in financing activities	—	(240,022)	(8,000)

Net increase in cash and cash equivalents	5,660,583	11,587,926	5,944,742
Cash and cash equivalents, beginning of year	23,219,618	11,631,692	5,686,950

Cash and cash equivalents, end of year	$28,880,201	$23,219,618	$11,631,692

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1. Summary of Significant Accounting Policies

        Nature of Operations:    J. L. Halsey Corporation, together with its subsidiaries ("Halsey" or the "Company", sometimes referred to as "we" or "us"), is a company in transition. In response to substantial cuts in reimbursement under the Medicare program in the late 1990's, Halsey's predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has no operating units, and the Company's principal assets include approximately $29 million in cash and net operating loss carryforwards ("NOLs") of approximately $184 million. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business. Our management has recommended to our board of directors (the "board") and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

        The Company has disposed of all of its operating segments. The Company's activities consist of searching for one or more established businesses to acquire and managing the Company's remaining assets and liabilities. Accordingly, the accompanying consolidated financial statements reflect all the Company's assets and liabilities, results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations. For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses. The Company has made significant progress on these matters. The Company continues to minimize the few remaining claims against the Company.

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Management also uses estimates to report assets and liabilities remaining from discontinued operations. The Company estimates reserves against potential assets from discontinued operations as well as in the reporting of potential liabilities from discontinued operations. The Company adjusts these estimates as facts and circumstances require.

        Cash and Cash Equivalents:    The Company's holdings consist of cash in banks. These holdings are recorded on the Company's balance sheet at current value, which includes cost plus earned interest. The Company maintains cash balances with banks in excess of FDIC insured limits. The Company limits credit risk by maintaining accounts with financial institutions of high credit standing.

        Restricted cash balances consist of the following:

	June 30, 2004	June 30, 2003
Cash balance in support of self-insured workers compensation liabilities	$2,385,844	$2,377,447

        The increase in the restricted cash balance represents interest income of $8,397.

        Accounts and Notes Receivables Remaining from Discontinued Operations:    At June 30, 2004, the accounts and notes receivables remaining from discontinued operations primarily consist of trade accounts receivable and Medicare related receivables which were owed to the Company prior to the disposition of the Company's operating segments in 1999. The Company has reserved these receivables at 100% to reduce these assets to their net realizable value of zero as the Company believes that it is not likely to collect any of these amounts. Adjustments to reserves are charged or credited to gain (loss) on discontinued operations, net of tax.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2004, 2003 and 2002

Description	Balance At Beginning of Period	Charged To Costs and Expenses	Other		Deductions		Balance At End of Period
Year ended June 30, 2004:
Allowance for uncollectible accounts	$2,386,252	—	$(553,477	)(2)	$(144,162	)(1)	$1,688,613
Year ended June 30, 2003:
Allowance for uncollectible accounts	$8,479,118	—	$(1,924,011	)(2)	$(4,168,855	)(1)	$2,386,252
Year ended June 30, 2002:
Allowance for uncollectible accounts	$25,764,707	—	$(7,936,298	)(2)	$(9,349,291	)(1)	$8,479,118

(1)
Primarily write-offs.

(2)
Primarily related to changes in reserve estimates for receivables remaining from discontinued operations.

        Accrued Expenses Remaining from Discontinued Operations:    At June 30, 2004, the accrued expenses remaining from discontinued operations primarily consist of liabilities which arose prior to or as a result of the disposition transactions. These liabilities include workers compensation, uninsured professional liability claims and credit and collection expenses. The Company adjusts these accrual amounts based on current information available to management and these adjustments are charged or credited to gain (loss) on discontinued operations, net of tax.

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

        Stock-Based Compensation:    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and income per share for the years ended June 30, 2004, 2003 and 2002 would not be material to the company's financial statements.

        Comprehensive Income (Loss):    For fiscal years 2004, 2003 and 2002 the Company's comprehensive income or loss consists only of net income or loss.

2. Discontinued Operations

        At June 30, 2004 and 2003, assets and liabilities from discontinued operations consisted of:

	June 30, 2004	June 30, 2003
Accounts and notes receivables remaining from discontinued operations, net	$—	$2,526,061
Restricted cash in support of workers compensation liabilities	2,385,844	2,377,447
Prepaid expenses pertaining to insurance deposits	216,625	807,682

Total assets related to discontinued operations	2,602,469	5,711,190

Accrued expenses remaining from discontinued operations	4,205,732	4,170,182
Taxes payable related to discontinued operations	—	250,000

Total liabilities related to discontinued operations	$4,205,732	$4,420,182

        The accounts receivables remaining from discontinued operations as of June 30, 2003 consisted primarily of trade accounts receivable and Medicare related receivables which were owed to the Company prior to the disposition of the Company's long-term care services business in 1999. At June 30, 2004, the Company believes that the probability of collecting these receivables is low and the Company will most likely cease its collection efforts in the next few quarters, therefore the Company has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection. The accrued expenses remaining from discontinued operations primarily consist of liabilities, which arose prior to or as a result of the disposition transactions. These liabilities include costs for litigation, workers compensation claims, professional liability claims, and other liabilities.

        The $4.9 million gain on disposal of discontinued operations recorded in fiscal year 2004 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of income tax related refunds totaling $6 million and decreases in reserves for certain receivables totaling $600,000 principally due to recovery of previously reserved receivables offset by increases in expense accruals of $1.7 million, to reflect additional costs related to collections, legal costs, lawsuits (See Note 9), and to adjust other liabilities remaining from our discontinued operations. The $6 million of income tax refunds consist of Federal Income tax carryback claims filed by the Company in July 2003 for the tax years ended June 1993 and 1996 as a result of the amendment of our 2001 tax year return. The Company received the tax refunds in the fourth quarter of the fiscal year 2004.

        The $4.1 million gain on disposal of discontinued operations recorded in fiscal year 2003 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of the realization of certain receivables in excess of book value totaling $2.7 million and the reversal of accruals of $1.4 million, net, to reflect the settlement of lawsuits, tax claims, and to adjust other liabilities remaining from our discontinued operations.

        The $21.3 million gain on disposal of discontinued operations recorded in fiscal year 2002 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of a tax claim settlement with the Internal Revenue Service in the amount of $13 million, the realization of certain receivables in excess of book value totaling $8.1 million, and the reversal of accruals of $0.2 million, net, to reflect the settlement of a lawsuit and to adjust other liabilities remaining from our discontinued operations.

3. Net Income Per Share

        The following table sets forth the computation and reconciliation of net income per share—basic and net income per share—diluted:

	Years Ended June 30,
	2004	2003	2002
Loss from continuing operations	$(2,186,248)	$(3,189,160)	$(3,065,542)
Gain on disposal of discontinued operations	4,940,828	4,066,677	21,254,826

Net income	$2,754,580	$877,517	$18,189,284

Weighted average shares outstanding: basic and diluted	82,193,063	83,097,263	65,306,280

Loss per share from continuing operations—basic and diluted	$(0.03)	$(0.04)	$(0.05)
Income per share on disposal of discontinued operations—basic and diluted	0.06	0.05	0.33

Net income per share—basic and diluted	$0.03	$0.01	$0.28

4. Fixed Assets, net

        Fixed assets consists of the following at June 30:

	As of June 30,
	2004	2003
Office equipment	$22,934	$16,815
Accumulated depreciation	(12,920)	(2,218)

Fixed assets, net	$10,014	$14,597

        Depreciation expense for the years ended June 30, 2004, 2003 and 2002 was $10,702, $2,218, and $0, respectively. Depreciation is based on the straight-line method over the estimated useful life of the assets of 2 years.

5. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses are summarized as follows:

	As of June 30,
	2004	2003
Accounts payable	$222,721	$263,756
Accrued compensation and benefits	41,453	39,573

Total	$264,174	$303,329

6. Operating Leases

        Halsey's principal office is located at 103 Foulk Rd, Suite 205Q, Wilmington, DE 19803, where it leases approximately 112 square feet of office space. A subsidiary of Halsey leases approximately 2,600 square feet of office space in King of Prussia, PA, under a lease which expires in March 2005. A subsidiary of the Company also leases space in North Andover, MA on a month to month basis. Total rent expense charged to operations was $96,227, $146,176 and $102,463 in fiscal 2004, 2003 and 2002, respectively. Total minimum lease payments under these leases as of June 30, 2004 are approximately $50,000.

7. Income Taxes

        The components of net deferred tax assets (liabilities) as of June 30, 2004 and 2003 were as follows:

	As of June 30,
	2004	2003
Accruals and reserves not currently deductible for tax purposes	$2,322,282	$2,810,951
Net operating loss, capital loss and tax credit carryforwards	87,221,106	91,791,430

Gross deferred tax assets	89,543,388	94,602,381
Valuation allowance	(89,449,826)	(94,508,819)

Net deferred tax assets	93,562	93,562

Other, net	(93,562)	(93,562)

Gross deferred tax liabilities	(93,562)	(93,562)

Net deferred tax asset (liability)	$—	$—

        The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to Federal and state net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carryforwards that may not be realized.

        The Company has Federal net operating loss carryforwards of approximately $184 million and a capital loss carryforward of approximately $48 million to offset future taxable income and taxable gains. The net operating loss carryforwards expire principally in 2018. The capital loss carryforwards expire in 2005, 2007, 2008 and 2009. In addition, the Company has state net operating loss carryforwards of approximately $32 million, which begin to expire in 2018. The Company has adjusted its deferred tax asset and respective valuation allowance to eliminate state net operating loss carryforwards that are no longer available to the Company. If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

        The reconciliation of the expected tax (benefit) expense (for income from continuing operations before income taxes) to actual tax (benefit) expense was as follows:

	Years Ended June 30,
	2004	2003	2002
Expected federal income tax expense (benefit) at statutory rate	$(765,187)	$(1,116,206)	$(1,072,940)
State income taxes, net of federal benefit	(56,777)	(156,922)	(183,933)
Nondeductible stock-based compensation	—	200,827	—
Effect of valuation allowance on current year losses	821,964	1,072,301	1,256,873

	$—	$—	$—

        The amount of income taxes refunded during fiscal 2004, 2003 and 2002 amounted to $5,865,651, $13,374,065, and $0 respectively.

        The amount of income taxes paid during fiscal 2004 and 2003 totaled $38,040 and $45,300, respectively. There were no income taxes paid during fiscal 2002.

8. Benefit Plans

Stock Option Plans

        All of the Company's stock option plans were terminated by the Company's Board of Directors on April 17, 2003. The Company's stock option plans prior to termination, as amended, provided for issuance of options to purchase up to 8,600,000 shares of common stock to employees, officers and directors. Under the plans, substantially all options were granted for a term of up to 10 years at prices equal to the fair market value at the date of grant and vest ratably over five years. In fiscal year 2003 the last two option holders sold their outstanding options back to the Company for $2,800 concurrent with the termination of the plans. The Company used the black-scholes method for determining the fair value of these options at $2,800 and recorded this amount in the statement of operations as a component of general and administrative expenses.

        The following summarizes the activity of the stock option plans:
(in thousands, except per share amounts)

	Years Ended June 30,
	2004	2003	2002
Options:
Outstanding at beginning of year	—	676	1,092
Granted	—	—	—
Exercised	—	—	—
Canceled	—	(676)	(416)

Outstanding at end of year	—	—	676

Option price per share ranges:
Outstanding at beginning of year	$—	$2.38-$13.25	$2.38-$13.25
Canceled	$—	$2.38-$13.25	$2.38-$13.25
Outstanding at end of year	$—	$—	$2.38-$13.25
Options exercisable at end of year	—	—	433
Exercisable option price ranges	$—	$—	$2.38-$13.25
Options available for grant at end of year under stock option plans	—	—	2,196

Other Stock Awards

        The following summarizes the other stock award activity:

	Years Ended June 30,
	2004	2003	2002
Options:
Outstanding at beginning of year	—	3,200	3,200
Granted	—	—	—
Exercised	—	—	—
Canceled	—	(3,200)	—

Outstanding at end of year	—	—	3,200

Option price per share ranges:
Outstanding at beginning of year	$—	$6.88	$6.88
Canceled	—	—	—
Outstanding at end of year	$—	$—	$6.88
Options exercisable at end of year	—	—	3,200
Exercisable option price ranges	$—	$—	$6.88

        In September 2002, an officer and principal stockholder of the Company granted an option to a director and principal stockholder of the Company to purchase 4,170,000 shares of common stock of the J. L. Halsey Corporation from the officer for $0.04 per share. Under the guidance provided by the AICPA Accounting Interpretation No. 1 to APB 25, such transaction is viewed to be a transaction of the Company and would require the Company to record a charge for the excess, if any, of the market price of the shares over the exercise price of the options. At the time of the grant, the exercise price of the options equaled the market price of the shares and, therefore this transaction had no effect on the Company's results of operations.

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

9. Commitments and Contingencies

        Walmsley and Sullivan v. NAHC, Inc. et. al.    During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees against the Company and its officer and directors. The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims. The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action. The Company has sued both Walmsley and Sullivan in federal court in Arizona. This suit claims damages related to bonuses paid to Walmsley and Sullivan. During the third quarter of fiscal 2004 several depositions were completed in this case and more are expected in the near future. The Company now believes that there is a strong possibility that this case will go to trial and the Company has accrued for the estimated costs to defend this case in accordance with the Company's policies. The Company estimates that a potential trial in the Arizona action will occur sometime in 2005. A trial in the Pennsylvania action will likely not occur for several years after 2005 and there is still significant discovery to undertake in that action. The outcomes of these actions are not possible to predict and the Company has reserved estimates of the costs of litigating both of these actions, but these estimates do not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

        NovaCare v. Stratford Nursing Home.    The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved. Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money. Although Stratford's principal claims were thrown out by the court, Stratford in the last quarter of fiscal year 2003 has quantified its remaining counter-claims at approximately $1 million. The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party. This case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).

  Other Miscellaneous Cases and Claims

        Ronald Shostack v. Wasserstein, et. al.    Shostack has sued several former directors of the Company who were also directors of NCES, as well as other NCES officers and directors. Several of these individuals have notified the Company that they believe that the Company is legally obligated to indemnify them against any costs or liability as a result of this suit. The Company believes this analysis is incorrect and has not agreed to indemnify those individuals. In fiscal year 2004, the Company did however agree to pay Shostack $45,000 as a settlement on behalf of some of the Company's former directors. This amount was recorded as a liability and a related expense by the Company as of June 30, 2004 and was paid in July 2004.

        Miscellaneous Claims.    The Company has recorded reserves to pay several dozen small claims (most will be $50,000 or less) that it has identified related to two of its previous operating businesses.

  Uninsured Professional Liability Claims

        The Company is a defendant in eight professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company. The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company's behalf. Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits. The Company recorded an accrual and related expense of $100,000 in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits. Therefore, in the event that the Company's current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims. The Company's management does not believe that any of these claims are material.

  Workers' Compensation Loss Payments

        During the first quarter of fiscal year 2003, the NovaCare workers' compensation insurance carrier notified the Company that the purchaser of NCES ("the Purchaser") who is responsible for making certain claim payments required by NovaCare's insurance policy deductibles has defaulted on those payment obligations. The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers' compensation policies of the Purchaser. In management's opinion, the deposits held by the insurance carrier are sufficient to pay deductible obligations on the unrelated workers' compensation policies as well as the NovaCare policies.

  Employment Agreements

        Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as the Company's Chief Executive Officer. The term of the agreement continues through May 5, 2005, subject to certain extensions. Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000. The agreement requires Mr. Burt to devote at least 50% of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer, in as much as Mr. Burt also served, until December 2003, as president, chief executive officer and a director of Ergo Science Corporation. Mr. Burt resigned from all positions with Ergo in December 2003 and now devotes all of his business time to his duties as an officer and director of the Company.

10. Quarterly Results (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Year Ended June 30, 2004:
Loss from continuing operations	$(643,275)	$(489,971)	$(606,284)	$(446,718)
Gain (loss) on disposal of discontinued operations, net of tax	618,039	234,444	4,769,150	(680,805)

Net (loss) income	$(25,236)	$(255,527)	$4,162,866	$(1,127,523)
Loss per share from continuing operations basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Gain (loss) per share on the disposal of discontinued operations, net of tax	$0.01	$0.01	$0.06	$(0.02)
Net (loss) income per share—basic and diluted	$(0.00)	$(0.00)	$0.05	$(0.02)
	First Quarter	Second Quarter	Third Quarter (Restated)	Fourth Quarter (2)
Year Ended June 30, 2003:
Loss from continuing operations	$(27,669)	$(1,061,015)	$(1,316,929)	$(783,547)
Gain (loss) on disposal of discontinued operations, net of tax	1,358,909	(179,551)	97,482	2,789,837

Net income (loss)	$1,331,240	$(1,240,566)	$(1,219,447)	$2,006,290
Loss per share from continuing operations basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Gain per share on the disposal of discontinued operations, net of tax	$0.02	$0.00	$(0.00)	$0.03
Net income (loss) per share—basic and diluted	$0.02	$(0.01)	$(0.02)	$0.02
(1)
Includes fourth quarter 2004 losses (gains) on disposal of discontinued operations of:

•
$80,000 to increase liability accruals pertaining to the Company's collection related costs.

•
$765,000 to increase liability accruals pertaining to costs associated with lawsuits.

•
$10,000 to increase accruals pertaining to the Company's workers compensation liability.

•
$(109,000) to adjust the reserves against some of the Company's accounts and notes receivables to reflect revised expectations of collectibility

•
($65,000) to reduce accruals pertaining to the Company's professional liability insurance liabilities.

(2)
Includes fourth quarter 2003 gains on disposal of discontinued operations of:

•
$740,000 to reduce the reserves against some of the Company's accounts and notes receivables to reflect revised expectations of collectibility.

•
$1,780,000 to reduce the Company's income tax liabilities because of favorable developments regarding potential settlements with various tax agencies.

11. Subsequent Events

        In July 2004, the Company received notification that a former customer had filed for Bankruptcy protection under the US Bankruptcy Code Chapter 11. The Company may or may not have to return some or all of the amounts that it has collected from this former customer over the past two years. The total amount collected by the Company over the past two years was $2 million. The Company has not recorded a liability at this time since it is not possible to determine if a potential liability is probable based on the information available to us at this time. If in fact the Company is notified in the future by the Bankruptcy Court that an amount must be repaid to the former customer, we believe that we may have legal defenses to support the retention of payments collected from our former customer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of J.L. Halsey Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated results of operations and their cash flows present fairly, in all material respects, the financial position of J.L. Halsey Corporation and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
September 8, 2004

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of the Company are as follows:

Name	Position	Age

William T. Comfort, III	Chairman of the Board of Directors and Director	38
David R. Burt	Chief Executive Officer, President, Acting Chief Financial Officer, Secretary, Treasurer and Director	41
Andrew Richard Blair	Director	71
Nicolas De Santis Cuadra	Director	38

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

        David R. Burt has been our Chief Executive Officer, President, Acting Chief Financial Officer and Secretary since May 4, 2000, and Treasurer since January 14, 2002, and a director since June 7, 2000. Mr. Burt was the President, Chief Executive Officer, Secretary, and a director of Ergo Science Corporation, a biopharmaceutical company from 1999 to 2003. He joined Ergo Science Corporation as Vice President, Corporate Development, in March 1993, was appointed Secretary in March 1997, and in March 1999 was appointed President, Chief Executive Officer and director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of its shares of common stock to file with the SEC initial reports of ownership of shares of common stock and reports of changes in such ownership. The SEC's rules require such persons to furnish the Company with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, the Company believes that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended June 30, 2004.

Code of Ethics

        On September 25, 2003, the Company adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct was included as an exhibit in the Company's 2003 Form 10K as filed with the Securities and Exchange Commission and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth certain information for the fiscal years ended June 30, 2002, 2003 and 2004 concerning the compensation of the Company's Chief Executive Officer and certain other executive officers. These individuals are referred to herein as "Named Executive Officers."

Summary Compensation Table

Annual Compensation
Name and Principal Position
	Year	Salary ($)	Bonus ($)
David R. Burt Chief Executive Officer, President, Secretary, Treasurer and Director	2004 2003 2002	250,000 250,000 250,000	20,000 178,701 567,598	(1) (2) (3)

(1)
This amount represents the amount earned and paid in Fiscal 2004.

(2)
This amount represents the amount earned in Fiscal 2003, of which $20,000 was paid in fiscal year 2003. The remaining amount has been accrued. The bonuses in 2002 and 2003 were paid or accrued pursuant to different formulas in accordance with the executive's employment contract. No bonuses remain to be accrued under such formulas.

(3)
This amount represents the amount earned in Fiscal 2002, of which $267,598 was paid.

Option Grants In Last Fiscal Year

        The Company terminated its stock option plan in fiscal year 2003, therefore, no options were granted to any Named Executive Officer during the fiscal year ended June 30, 2003 or 2004.

Aggregate Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

        No options were exercised during, and no options were held by, any Named Executive Officer at the end of the fiscal year ended June 30, 2003 or 2004.

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

Employment Agreements

        Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as the Company's Chief Executive Officer. The term of the agreement continues through May 5, 2005, subject to certain extensions. Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000. The agreement requires Mr. Burt to devote at least 50% of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer, in as much as Mr. Burt also served, until December 2003, as president, chief executive officer and a director of Ergo Science Corporation. Mr. Burt resigned from all positions with Ergo in December 2003 and now devotes all of his business time to his duties as an officer and director of the Company. As consideration for, among other things, his efforts in obtaining settlements on certain disputes in July 2000, the Company granted Mr. Burt a convertible promissory note in the principal amount of $60,000. Mr. Burt subsequently transferred the note to a family limited partnership controlled by him. On or about May 28, 2002, the holder of the note converted $52,125 of principal on the note into 20,850,000 shares of Common Stock. The remaining $7,875 in principal and $9,500 in accrued interest were redeemed by the Company. On September 19, 2002, the family limited partnership granted an option to purchase 4,170,000 shares of the Common Stock acquired upon conversion of the note to Mr. William T. Comfort III, a director of the Company, at $0.04 per share which was later exercised. On January 8, 2003, the partnership sold an additional 4,170,000 shares to LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner, for $0.2676 per share. Mr. Burt's employment agreement also provides him certain registration rights with respect to the shares acquired upon conversion of the note. Because the exercise price of the options and the selling price of the shares were at or above market price in effect at the time of the transactions, there was no effect on the Company's results of operations.

        The Company and James T. Walmsley, our former Vice President, are currently engaged in litigation with respect to (i) the Company's claim that Mr. Walmsley received amounts he was not entitled to and (ii) amounts that Mr. Walmsley claims the Company owes to him. See Note 9.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Company during 2004 consisted of William T. Comfort, III, who serves as chairman and Charles E. Finelli. Mr. Finelli resigned from the Board of Directors on December 16, 2003. No executive officer of the Company serves as a member of the compensation committee or board of directors of another company of which an executive officer serves on the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of July 29, 2004 by:

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

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
LDN Stuyvie Partnership	15,216,955	(b)	18.5%
William T. Comfort III	19,386,955	(c)	23.6%
David R. Burt	12,510,000	(d)	15.2%
Andrew Richard Blair	—		—
Nicolas De Santis Cuadra	—		—
Directors and Officers as a group (5 persons)	31,896,955		38.8%

(a)
Information as to the interests of the directors and officers has been furnished in part by them. The inclusion of information concerning shares held by or for their spouses or children or by corporations or other entities in which they have an interest does not constitute an admission by such persons of beneficial ownership thereof. Unless otherwise indicated, the address of each director and officer listed is 103 Foulk Rd. Suite 205Q, Wilmington, DE 89119. Unless otherwise indicated, all persons have sole voting and dispositive power as to all shares they are shown as owning.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Type	Fiscal Year 2004	Fiscal Year 2003
Audit fees (1)	$165,974	$158,974
Audit-related fees	—	—
Tax preparation fees	—	—
All other fees (2)	$21,580	$57,000

Total	$187,554	$215,974

(1)
Includes fees for professional services rendered in connection with the audit of the Company's financial statements and the review of the Company's financial statements included in the Company's quarterly reports on Form 10Q for each fiscal year.

(2)
Includes fees for professional services rendered related to income tax matters.

Board of Directors Pre-Approval Policy

        Our Audit Committee has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose. Consideration and approval of such services generally will occur at the Audit Committee's regularly scheduled quarterly meetings.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated: September 28, 2004

J. L. HALSEY CORPORATION, INC.
By:	/s/ DAVID R. BURT David R. Burt Chief Executive Officer, President, Acting Chief Financial Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM T. COMFORT, III WILLIAM T. COMFORT, III	Chairman of the Board and Director	September 28, 2004
/s/ DAVID R. BURT (DAVID R. BURT)	Chief Executive Officer, Principal Financial and Accounting Officer and Director	September 28, 2004
/s/ ANDREW RICHARD BLAIR (ANDREW RICHARD BLAIR)	Director	September 28, 2004
/s/ NICOLAS DE SANTIS CUADRA (NICOLAS DE SANTIS CUADRA)	Director	September 28, 2004

EXHIBIT INDEX

Exhibit No.	Description
2(a)(i)	Stock Purchase Agreement dated as of April 2, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated July 1, 1999).	—
2(a)(ii)	Amendment No. 1 to Stock Purchase Agreement made as of May 19, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to the Company's Current Report on Form 8-K dated July 1, 1999).	—
2(a)(iii)	Amendment No. 2 to Stock Purchase Agreement made as of June 30, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to the Company's Current Report on Form 8-K dated July 1, 1999).	—
2(b)(i)	Stock Purchase Agreement dated as of June 1, 1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated June 1, 1999).	—
2(b)(ii)	Amendment No. 1 to Stock Purchase Agreement made as of June 1, 1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated June 1, 1999).	—
2(c)	Stockholder Agreement dated as of September 8, 1999 among Plato Holdings, Inc., New Plato Acquisition, Inc., NC Resources, Inc. and NovaCare, Inc. (incorporated by reference to Exhibit 2((a) to the Company's Current Report on Form 8-K dated October 14, 1999).	—
2(d)(i)	Stock Purchase Agreement dated as of October 1, 1999 by and among NovaCare, Inc. NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated October 14, 1999).	—
2(d)(ii)	First Amendment dated November 19, 1999 to the Stock Purchase Agreement dated October 1, 1999 among NovaCare, Inc., NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated December 6, 1999).	—
2(d)(iii)	Opinion of Warburg Dillon Read LLC dated as of October 1, 1999 (incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K dated October 14, 1999).	—
3(a)(i)	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).	—
3(a)(ii)	Certificate of Ownership and Merger of NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).	—
3(b)	First Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 2002).	—

4(a)(ii)	Amendment No. 2 to 1986 Stock Option Plan (incorporated by reference to Exhibit 4(a)(ii) to the Company's Annual Report on Form 10-K for the year ended June 30, 2002).
4 (b)*	Form of Indenture dated as of January 15, 1993 between the Company and Pittsburgh National Bank relating to 5 1/2% Convertible Subordinated Debentures Due 2000 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 No. 33-55710).	—
4(c)(i)	1998 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement Form S-8 filed with the Securities and Exchange Commission on January 15, 1999, File No. 333-70653).	—
4(c)(ii)	Amendment No. 1 to 1998 Stock Option Plan (incorporated by reference to Exhibit 4(c)(ii) to the Company's Annual Report on Form 10-K for the year ended June 30, 2002).
4(d)	J. L. Halsey Corporation Executive Stock Option Plan (incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended June 30, 2002).
10(a)	Stock Purchase Agreement dated as of May 1, 1997 between NovaCare Employee Services, Inc. and James W. McLane (incorporated by reference to Exhibit10(i) to the Company's Annual Report on Form 10-K for the year ended June 30, 1998).	—
10(b)	Subscriber Services Agreement dated as of July 1, 1999 between NovaCare, Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated November 2, 1999).	—
10(c)	Amended and Restated Employment Agreement dated as of September 27, 2000 between the Company and David R. Burt (incorporated by reference to Exhibit 10(k)(i) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).	—
10(d)	Convertible Subordinated Note dated as of September 27, 2000 issued by the Company to David R. Burt (incorporated by reference to Exhibit 10(k)(ii) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).	—
10(f)(i)	Indemnification Agreement, dated May 4, 2000, by and between NAHC, Inc. and David R. Burt (the "Burt Indemnification Agreement") (incorporated by reference to Exhibit 10(f)(i) to the Company's Annual Report on Form 10-K for the year ended June 30, 2002).	—
10(f)(ii)	Assignment and Assumption Agreement, dated as of June 1, 2002, by and between NAHC, Inc. and J. L. Halsey Corporation, assigning the obligations of NAHC under the Burt Indemnification Agreement to Halsey (incorporated by reference to Exhibit 10(f)(ii) to the Company's Annual Report on Form 10-K for the year ended June 30, 2002).	—
10(g)	Form of Indemnification Agreement entered into by and between the Company and each of Charles E. Finelli, William T. Comfort, III and Andrew Richard Blair (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended June 30, 2002).	—
10(h)	Stock Purchase Agreement by and between the Company and the University of Chicago Law School.
14
Code of Business Conduct and Ethics, adopted by the Company on September 25, 2003 (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).	—
24	Power of Attorney (see "Power of Attorney" in Form 10-K)	—
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

        Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

        Exhibits denoted by an asterisk were filed prior to the Company's adoption of filing via EDGAR