Form 10-Q
period 2004-09-30
JL HALSEY CORP
filed 2004-11-12
CIK 1166220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☐     No  ☒

As of October 31, 2004, J.L. Halsey Corporation had 82,193,063 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2004

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements
- Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004

- Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and 2003

- Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2004 and 2003

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

Signatures

Index to Exhibits

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,424,412	$28,880,201
Deferred income taxes	93,562	93,562
Prepaid expenses	40,248	57,233
Prepaid expenses related to discontinued operations	202,462	216,625
Total current assets	28,760,684	29,247,621
Restricted cash related to discontinued operations	2,389,017	2,385,844
Fixed assets, net	7,148	10,014
Total assets	$31,156,849	$31,643,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$298,548	$264,174
Accrued expenses remaining from discontinued operations	3,839,979	4,205,732
Total current liabilities	4,138,527	4,469,906
Deferred income taxes	93,562	93,562
Total liabilities	4,232,089	4,563,468

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued at September 30, 2004 and June 30, 2004. 82,193,063 shares outstanding at September 30, 2004 and June 30, 2004	895,223	895,223
Additional paid-in capital	275,063,911	275,063,911
Accumulated deficit	(206,120,838)	(205,965,587)
Treasury stock (at cost), 7,329,217 shares at September 30, 2004 and June 30, 2004	(42,913,536)	(42,913,536)
Total stockholders’ equity	26,924,760	27,080,011
Total liabilities and stockholders’ equity	$31,156,849	$31,643,479

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2004	2003

General and administrative expenses	$394,542	$701,487
Loss from operations	(394,542)	(701,487)
Interest income	97,509	58,212
Loss from continuing operations	(297,033)	(643,275)
Gain on disposal of discontinued operations	141,782	618,039
Net loss	$(155,251)	$(25,236)
Loss per share from continuing operations – basic and diluted	$(0.00)	$(0.01)
Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
basic and diluted	82,193,063	82,193,063

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(155,251)	$(25,236)
Adjustments to reconcile net loss to net cash flows
From operating activities of continuing operations:
Gain on disposal of discontinued operations	(141,782)	(618,039)
Depreciation and amortization	2,866	2,102
Changes in assets and liabilities:
Prepaid expenses	16,985	34,584
Accounts payable and accrued expenses	34,374	7,805
Net cash flows used in continuing operations	(242,808)	(598,784)
Net cash flows (used in) provided by discontinued operations	(212,981)	621,516
Net cash flows (used in) provided by operating activities	(455,789)	22,732
Net (decrease) increase in cash and cash equivalents	(455,789)	22,732
Cash and cash equivalents, beginning of period	28,880,201	23,219,618
Cash and cash equivalents, end of period	$28,424,412	$23,242,350

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.              Basis of Presentation

J.L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company,” sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has no operating units and the Company’s principal assets include approximately $28 million in cash and net operating loss carryforwards (“NOLs”) of approximately $182 million. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business.  Our management has recommended to our board of directors (the “board”) and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

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

For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax claims and to minimize liabilities retained after the sales of the operating businesses.  The Company has made significant progress on these matters. The Company has collected virtually all of its remaining receivables other than amounts which are the subject of litigation or arbitration.  A subsidiary of the Company has retained six employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the board.  No members of the current board were members prior to the Company selling its operating businesses.

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

These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended June 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

2.            Discontinued Operations

At September 30, 2004 and June 30, 2004, assets and liabilities from discontinued operations consisted of:

	September 30, 2004	June 30, 2004
Restricted cash in support of workers’ compensation liabilities	$2,389,017	$2,385,844
Prepaid expenses pertaining to insurance deposits	202,462	216,625
Total assets related to discontinued operations	2,591,479	2,602,469

Accrued expenses remaining from discontinued operations	3,839,979	4,205,732
Total liabilities related to discontinued operations	$3,839,979	$4,205,732

The Company has fully reserved its accounts receivables remaining from discontinued operations which consist primarily of trade accounts receivable and Medicare related receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. The Company believes that the probability of collecting these receivables is low and the Company will most likely cease its collection efforts in fiscal 2005, therefore the Company has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection. The accrued expenses remaining from discontinued operations primarily consist of liabilities, which arose prior to or as a result of the disposition transactions.  These liabilities include costs for litigation, workers compensation claims, professional liability claims, and other liabilities.

The $141,782 gain on disposal of discontinued operations recorded for the three months ending September 30, 2004 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consists of a gain resulting from a tax related refund of $400,000 and an adjustment for workers compensation claims in the amount of $49,000, offset by additional expense accruals of $307,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $618,039 gain on disposal of discontinued operations recorded in the quarter ending September 30, 2003, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of the realization of certain receivables in excess of book value totaling $311,000 and tax related refunds of $307,000.

3.     Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:

	For the Three Months Ended September 30,
	2004	2003

Loss from continuing operations	$(297,033)	$(643,275)
Gain on disposal of discontinued operations	141,782	618,039
Net loss	$(155,251)	$(25,236)

Weighted average shares outstanding:
basic and diluted	82,193,063	82,193,063
Loss per share from continuing operations:
basic and diluted	$(0.00)	$(0.01)
Gain per share on disposal of discontinued operations:
basic and diluted	0.00	0.01
Net (loss) per share:
basic and diluted	(0.00)	(0.00)

4.     Income taxes

The Company received a federal income tax refund in September 2004 in the amount of $399,580 as a result of an amendment of the Company’s 1996 tax return. The refund consisted of a tax refund of $368,045 and interest of $31,535.

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

The financial statements reflect management’s best estimate of the cost to litigate these cases. The Company’s accruals assume that one case goes all the way to trial and assumes that there will not be an adverse ruling or judgment in any of these matters; if the Company suffers an adverse ruling or judgment, there may be a material adverse effect on the Company and its financial condition.

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

NovaCare v. Stratford Nursing Home.  The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved.  Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money.  Although Stratford’s principal claims were thrown out by the court, Stratford in the last quarter of fiscal year 2003 has quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of September 30, 2004, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).

Other Miscellaneous Cases and Claims

Ronald Shostack v. Wasserstein, et. al.  Shostack has sued several former directors of the Company who were also directors of NCES, as well as other NCES officers and directors.  Several of these individuals have notified the Company that they believe that the Company is legally obligated to indemnify them against any costs or liability as a result of this suit.  The Company believes this analysis is incorrect and has not agreed to indemnify those individuals. In fiscal year 2004, the Company did however agree to pay Shostack $45,000 as a settlement on behalf of some of the

Company’s former directors. This amount was recorded as a liability and a related expense by the Company as of June 30, 2004 and was paid in July 2004.

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

Uninsured Professional Liability Claims

The Company is a defendant in seven professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense of $100,000 in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material.

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

J. L. HALSEY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

J. L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company”, sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has no operating units, and the Company’s principal assets include approximately $28 million in cash and net operating loss carryforwards (“NOLs”) of approximately $182 million. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business. Our management has recommended to our board of directors (the “board”) and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

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

For the past several years, the Company has tried to maximize the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses.  The Company has made significant progress on these matters.  The Company has collected virtually all of its remaining receivables other than amounts which are the subject of litigation or arbitration. A subsidiary of the Company has retained six employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the board.  No members of the current board were members prior to the Company selling its operating businesses.

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

Results of Operations for the Three Months Ended September 30, 2004 and September 30, 2003

Continuing Operations.  Continuing operations consist of general and administrative expenses and interest income. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

The loss from continuing operations for the three-month period ended September 30, 2004 was $297,033 compared to $643,275 for the same period last year. The decrease of approximately $346,000 is primarily due to reductions in salaries of $99,000, legal expenses of $87,000, professional fees of $80,000 and office related expense of $40,000 and an increase in interest income of $40,000. The decrease in expenses was primarily the result of the Company's success in resolving various legacy related matters and the completion of a federal income tax audit which resulted in significant refunds to the Company in previous fiscal years.  Loss from continuing operations for the three-month period ended September 30, 2003 consisted of general and administrative expenses of $701,487 reduced by interest income of $58,212.

There is no provision for or benefit from income taxes for the three month periods ended September 30, 2004 and 2003, as the Company could not utilize, for financial reporting or income tax purposes, the loss incurred in the periods.  The Company has NOLs of approximately $182 million as of September 30, 2004.  The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company’s future operations will generate sufficient taxable income to be able to realize such benefits.  Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets at September 30, 2004.

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

The $141,782 gain on disposal of discontinued operations recorded for the three months ending September 30, 2004, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of a gain resulting from an income tax refund of $400,000 and an adjustment for workers compensation claims in the amount of $49,000, offset by additional expense accruals of $307,000 to adjust other liabilities remaining from discontinued operations.  The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $618,039 gain on disposal of discontinued operations recorded in the quarter ending September 30, 2003, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of the realization of certain receivables in excess of book value totaling $311,000 and tax related refunds of $307,000.

Net loss

Net loss was $155,251 for the three-month period ended September 30, 2004 compared to a net loss of $25,236 for the same period last year. The primary reasons for the increase in net loss was due to a decrease on gain on disposal of discontinued operations of $476,000 offset by a decrease in general operating expenses of approximately $346,000.

Liquidity and Capital Resources

Cash Flows

At September 30, 2004, cash and cash equivalents totaled $28,424,412 compared to $28,880,201 at June 30, 2004. The decrease in cash was the result of cash used for general operating expenses of the Company.

Our primary source of cash in the first quarter of fiscal year 2005 was an income tax refund from the Internal Revenue Service. Sources of cash in previous periods have included the collection of old accounts receivables, Medicare receivables and appeals and interest income generated by our investment of cash and cash equivalents. We currently have invested our cash and cash equivalents in short term instruments with maturities of 90 days or less.  We expect to have similar holdings exclusively until we acquire an operating business.

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

Legal claims

The Company is currently defending two lawsuits (Walmsley and Sullivan v. NAHC, Inc. and NovaCare v. Stratford, (See Note 5) and management believes the Company should prevail in both instances. The Company has accrued for the potential costs of litigating these claims, but the Company does not, and has not, accrued for the payments that could result from an adverse ruling, judgment or a settlement of these claims until the Company believes that it is probable that such a payment will be made.

Uninsured Professional Liability Claims

The Company is a defendant in seven professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense of $100,000 in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material either individually or in the aggregate.

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

Critical Accounting Policies and Estimates

In Halsey’s Form 10-K for the year ended June 30, 2004, the Company disclosed its critical accounting policies and estimates upon which Halsey’s financial statements are derived. There have been no changes to these policies since June 30, 2004. Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

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

The Company’s ability to become profitable depends on management’s ability to find and execute on a profitable asset redeployment strategy.  The Company incurred substantial net losses from continuing operations in the previous three fiscal years ended June 30, 2004, 2003 and 2002.  The Company has reported net income for the fiscal years ended June 30, 2004, 2003 and 2002; however, the Company currently has no operations and thus there can be no assurance that it will be profitable in future periods.  Net income in fiscal year 2004 was due to gains on discontinued operations primarily related to federal income tax refunds. Net income in fiscal year 2003 was primarily due to gains on discontinued operations including changes in receivable reserves, the reversal of liability accruals and the release of reserves no longer necessary as a result of the settlement of various lawsuits and settlements with some state tax authorities. The net income in fiscal year 2002 was primarily due to the realization of certain receivables in excess of book value, the release of reserves no longer necessary as a result of the settlement of various lawsuits and a settlement with the Internal Revenue Service.

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

The Company is defending two remaining suits against it. (See Note 5). Our management believes that we should prevail on each of these claims against us.  However, there is uncertainty and cost related to the claims.   The outcome of these matters is not possible to predict and the current reserves include only estimates of the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against the Company

The Company may be considered an Investment Company.

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

From the time of its public offering until November 19, 1999, the Company continued to operate one or more of its healthcare or professional employment businesses and, therefore, was not an investment company because it was primarily engaged in a business other than investing.  Since November 1999, the Company has been engaged in litigation (managing significant claims for and against the Company), arbitration and other activities as part of winding down the various liabilities and assets from its former operating businesses.  The Company believes it has been involved primarily in a business other than investing since November 1999.  There is a risk that the Securities and Exchange Commission (“SEC”) may take a contrary view.

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

J. L. HALSEY CORPORATION AND SUBSIDIARIES

PART I – OTHER INFORMATION

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from June 30, 2004.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended September 30, 2004, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

J. L. HALSEY CORPORATION
(Registrant)

By	/s/ David R. Burt
David R. Burt
President, Chief Executive Officer, and acting Chief Financial Officer
Principal Executive and Principal Financial and Accounting Officer

	Date:	November 12, 2004

INDEX TO EXHIBITS

J.L. HALSEY CORPORATION

Exhibit No.	Exhibit

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