Form 10-Q
period 2004-12-31
JL HALSEY CORP
filed 2005-02-14
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes  ☐          No  ☒

As of January 31, 2005, J.L. Halsey Corporation had 82,193,063 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED DECEMBER 31, 2004

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements
—Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004

—Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2004 and 2003

—Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2004 and 2003

—Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2004 and 2003

—Unaudited Notes to Condensed Consolidated Financial Statements

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	3	Quantitative and Qualitative Disclosures About Market Risk

	4	Controls and Procedures

II		OTHER INFORMATION

	1	Legal Proceedings
	2	Unregistered Sales of Equity Securities and Use of Proceeds
	3	Defaults Upon Senior Securities
	4	Submission of Matters to a Vote of Security Holders
	5	Other Information
	6	Exhibits

Signatures

Index to Exhibits

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$27,778,849	$28,880,201
Deferred income taxes	93,562	93,562
Prepaid expenses	11,767	57,233
Prepaid expenses related to discontinued operations	298,300	216,625
Total current assets	28,182,478	29,247,621
Restricted cash related to discontinued operations	2,218,175	2,385,844
Fixed assets, net	4,281	10,014
Total assets	$30,404,934	$31,643,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$183,582	$264,174
Accrued expenses remaining from discontinued operations	3,343,205	4,205,732
Total current liabilities	3,526,787	4,469,906
Deferred income taxes	93,562	93,562
Total liabilities	3,620,349	4,563,468

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued at December 31, 2004 and June 30, 2004. 82,193,063 shares outstanding at December 31, 2004 and June 30, 2004	895,223	895,223
Additional paid-in capital	275,063,911	275,063,911
Accumulated deficit	(206,261,013)	(205,965,587)
Treasury stock (at cost), 7,329,217 shares at December 31, 2004 and June 30, 2004	(42,913,536)	(42,913,536)
Total stockholders’ equity	26,784,585	27,080,011
Total liabilities and stockholders’ equity	$30,404,934	$31,643,479

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended December 31,
	2004	2003

General and administrative expenses	$387,461	$549,030
Loss from operations	(387,461)	(549,030)
Interest income	130,305	59,059
Loss from continuing operations	(257,156)	(489,971)
Gain on disposal of discontinued operations	116,981	234,444
Net loss	$(140,175)	$(255,527)
Loss per share from continuing operations—basic and diluted	$(0.00)	$(0.01)
Net loss per share—basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding: basic and diluted	82,193,063	82,193,063

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Six Months Ended December 31,
	2004	2003

General and administrative expenses	$782,003	$1,250,517
Loss from operations	(782,003)	(1,250,517)
Interest income	227,814	117,271
Loss from continuing operations	(554,189)	(1,133,246)
Gain on disposal of discontinued operations	258,763	852,483
Net loss	$(295,426)	$(280,763)
Loss per share from continuing operations—basic and diluted	$(0.01)	$(0.01)
Net loss per share—basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding: basic and diluted	82,193,063	82,193,063

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(295,426)	$(280,763)
Adjustments to reconcile net loss to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(258,763)	(852,483)
Depreciation and amortization	5,733	4,969
Changes in assets and liabilities:
Prepaid expenses	45,466	63,678
Accounts payable and accrued expenses	(80,592)	(116,027)
Net cash flows used in continuing operations	(583,582)	(1,180,626)
Net cash flows (used in) provided by discontinued operations	(517,770)	491,773
Net cash flows used in operating activities	(1,101,352)	(688,853)
Cash flows from investing activities:
Continuing operations
Additions to property and equipment	—	(6,120)
Net cash flows used in investing activities	—	(6,120)
Net decrease in cash and cash equivalents	(1,101,352)	(694,973)
Cash and cash equivalents, beginning of period	28,880,201	23,219,618
Cash and cash equivalents, end of period	$27,778,849	$22,524,645

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

1.              Basis of Presentation

J.L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company,” sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has one reportable segment and the Company’s principal assets include approximately $28 million in cash and net operating loss carryforwards (“NOLs”) of approximately $182 million. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business.  Our management has recommended to our board of directors (the “board”) and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

Discontinued Operations

Halsey is the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had detrimental effects on NovaCare and its competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics & prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. (“Plato”) as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

2.            Discontinued Operations

At December 31, 2004 and June 30, 2004, assets and liabilities from discontinued operations consisted of:

	December 31, 2004	June 30, 2004
Restricted cash in support of workers’ compensation liabilities	$2,218,175	$2,385,844
Prepaid expenses pertaining to insurance deposits	298,300	216,625
Total assets related to discontinued operations	2,516,475	2,602,469

Accrued expenses remaining from discontinued operations	3,343,205	4,205,732
Total liabilities related to discontinued operations	$3,343,205	$4,205,732

The Company has fully reserved its accounts receivables remaining from discontinued operations which consist primarily of trade accounts receivable and Medicare related receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. The Company believes that the probability of collecting these receivables is remote and the Company will most likely cease its collection efforts in fiscal 2005, therefore the Company has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection. The accrued expenses remaining from discontinued operations primarily consist of liabilities, which arose prior to or as a result of the disposition transactions.  These liabilities include costs for litigation, workers compensation claims, professional liability claims, and other liabilities.

The $116,981 gain on disposal of discontinued operations recorded for the three months ending December 31, 2004 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consists of a gain resulting from a refund from the Company’s workers compensation insurance carrier in the amount of $210,000, offset by additional expense accruals of $93,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $258,763 gain on disposal of discontinued operations recorded for the six months ending December 31, 2004, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a tax related refund of $400,000 and a refund from the Company’s workers compensation insurance carrier in the amount of $210,000, offset by additional expense accruals of $351,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

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

3.     Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2004	2003	2004	2003
Loss from continuing operations	$(257,156)	$(489,971)	$(554,189)	$(1,133,246)
Gain on disposal of discontinued operations	116,981	234,444	258,763	852,483
Net loss	$(140,175)	$(255,527)	$(295,426)	$(280,763)

Weighted average shares outstanding:
basic and diluted	82,193,063	82,193,063	82,193,063	82,193,063
Loss per share from continuing operations:
basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Gain per share on disposal of discontinued operations: basic and diluted	0.00	0.00	0.00	0.01
Net loss per share: basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

4.     Income taxes

The Company received a federal income tax refund in September 2004 in the amount of $399,580 as a result of an amendment of the Company’s 1996 tax return. The refund consisted of a tax refund of $368,045 and interest of $31,535, which was recorded as a gain on disposal of discontinued operations on the statement of operations.

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

NovaCare v. Stratford Nursing Home.  The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved.  Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford in the last quarter of fiscal year 2003 has quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of December 31, 2004, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and the Company has reserved an estimate of the cost of litigating this action, but this estimate does not reflect the possibility of an adverse ruling or a judgement against the Company or a settlement.

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

                Uninsured Professional Liability Claims

The Company is a defendant in six professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  One claim was settled in the second quarter by the Company’s insurance company with no payment or obligation required by the Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense of $100,000 in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. This amount has not been paid as of December 31, 2004. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material.

                Workers’ Compensation Loss Payments

During the first quarter of fiscal year 2003, the NovaCare workers’ compensation insurance carrier notified the Company that the purchaser of NCES (“the Purchaser”) who is responsible for making certain claim payments required by NovaCare’s insurance policy deductibles has defaulted on those payment obligations.  The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers’ compensation policies of the Purchaser.  In management’s opinion, the deposits held by the insurance carrier are sufficient to pay the Company’s obligations on the unrelated workers’ compensation policies as well as the NovaCare policies.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

J. L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company”, sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has one reportable segment, and the Company’s principal assets include approximately $28 million in cash and net operating loss carryforwards (“NOLs”) of approximately $182 million. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business. Our management has recommended to our board of directors (the “board”) and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

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

Results of Operations for the Three Months Ended December 31, 2004 and December 31, 2003

Continuing Operations.  Continuing operations consist of general and administrative expenses and interest income. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

The loss from continuing operations for the three-month period ended December 31, 2004 was $257,156 compared to $489,971 for the same period last year. The decrease of approximately $233,000 is primarily due to reductions in professional fees of $179,000, legal expense of $31,000, insurance expense of $15,000 and an increase in interest income of $71,000, offset by increases in salary expense of $49,000 and office related expense of $14,000. The decrease in expenses was primarily the result of the Company’s success in resolving various legacy related matters. The increase in interest income is due to a general increase in market interest rates.  Loss from continuing operations for the three-month period ended December 31, 2004 consisted of general and administrative expenses of $387,461 reduced by interest income of $130,305.

There is no provision for or benefit from income taxes for the three month periods ended December 31, 2004 and 2003, as the Company incurred losses and could not utilize, for financial reporting or income tax purposes, the loss incurred in those periods.  The Company has NOLs of approximately $182 million as of December 31, 2004.  The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company’s future operations will generate sufficient taxable income to be able to realize such benefits.  Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets at December 31, 2004.

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

The $116,981 gain on disposal of discontinued operations recorded for the three months ending December 31, 2004 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consists of a gain resulting from a refund from the Company’s workers compensation insurance carrier in the amount of $210,000, offset by additional expense accruals of 93,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

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

Net loss

Net loss was $140,175 for the three-month period ended December 31, 2004 compared to a net loss of $255,527 for the same period last year. The primary reasons for the decrease in net loss were a decrease in general operating expenses of $162,000 and an increase in interest income of $71,000, offset by a decrease in gain on disposal of discontinued operations of $117,000.

Results of Operations for the Six Months Ended December 31, 2004 and December 31, 2003

Continuing Operations.  Continuing operations consist of general and administrative expenses and interest income. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

The loss from continuing operations for the six-month period ended December 31, 2004 was $554,189 compared to $1,133,246 for the same period last year. The decrease of approximately $579,000 is primarily due to reductions in salary expense of $50,000, office related expense of $7,000, professional fees of $261,000, legal expense of $118,000, insurance expense of $32,000 and an increase in interest income of $111,000. The decrease in expenses was primarily the result of the Company’s success in resolving various legacy related matters. The increase in interest income is due to a general increase in market interest rates.  Loss from continuing operations for the six-month period ended December 31, 2004 consisted of general and administrative expenses of $782,003 reduced by interest income of $227,814.

There is no provision for or benefit from income taxes for the six-month periods ended December 31, 2004 and 2003, as the Company incurred losses and could not utilize, for financial reporting or income tax purposes, the loss incurred in those periods.  The Company has NOLs of approximately $182 million as of December 31, 2004.  The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company’s future operations will generate sufficient taxable income to be able to realize such benefits.  Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets at December 31, 2004.

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

The $258,763 gain on disposal of discontinued operations recorded for the six months ending December 31, 2004, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a tax related refund of $400,000 and a refund from the Company’s workers compensation insurance carrier in the amount of $210,000, offset by additional expense accruals of $351,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

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

Net loss

Net loss was $295,426 for the six-month period ended December 31, 2004 compared to a net loss of $280,763 for the same period last year. The primary reasons for the increase in net loss were a decrease in gain on disposal of discontinued operations of $594,000 offset by a decrease in general operating expenses of $468,000 and an increase in interest income of $111,000.

Liquidity and Capital Resources

Cash Flows

At December 31, 2004, cash and cash equivalents totaled $27,778,849 compared to $28,880,201 at June 30, 2004. The decrease in cash was the result of cash used in operating activities of the Company.

                Our primary source of cash in the first two quarters of fiscal year 2005 was an income tax refund from the Internal Revenue Service in the amount of $399,580, a refund from one of our workers compensation insurance carriers in the amount of $210,258 and interest income of $227,814. Sources of cash in previous periods have included the collection of old accounts receivables, Medicare receivables and appeals and interest income generated by our investment of cash and cash equivalents. We currently have invested our cash and cash equivalents in short term instruments with maturities of 90 days or less.  We expect to have similar holdings exclusively until we acquire an operating business.

We have concentrated our efforts on conserving our cash while considering our strategic alternatives. However, our use of cash has fluctuated from quarter to quarter and we anticipate that this pattern may continue.

Our primary use of cash to date has been for costs in pursuit of the collection of accounts receivables, Medicare receivables and appeals, defending claims against the Company as well as general and administrative expenses for operations and in evaluating strategic alternatives.

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

Uninsured Professional Liability Claims

                The Company is a defendant in six professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  One claim was settled in the second quarter by the Company’s insurance company with no payment or obligation required by the Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense of $100,000 in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. This amount has not been paid as of December 31, 2004. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material either individually or in the aggregate.

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

PART I—OTHER INFORMATION

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from June 30, 2004.

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

                As of the end of the quarterly period ended December 31, 2004, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

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

Changes in Internal Control Over Financial Reporting

                There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

                See Note 5 of Notes to Condensed Consolidated Financials Statements included in “Item 1. Financial Statements.”

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

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

Date: February 14, 2005

INDEX TO EXHIBITS

J.L. HALSEY CORPORATION

Exhibit No.	Exhibit

3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154.)

3.2	First Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(b to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.)

31	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a). **

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

** Filed herewith.