Form 10-Q
period 2005-03-31
JL HALSEY CORP
filed 2005-05-16
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐       No ☒

As of May 2, 2005, J.L. Halsey Corporation had 82,193,063 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED MARCH 31, 2005

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements

- Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and June 30, 2004

- Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004

- Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2005 and 2004

- Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2005 and 2004

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

Signatures

Index to Exhibits

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$26,990,862	$28,880,201
Deferred income taxes	93,562	93,562
Prepaid expenses	60,517	57,233
Deferred acquisition costs	151,747	—
Prepaid expenses related to discontinued operations	284,137	216,625
Total current assets	27,580,825	29,247,621
Restricted cash related to discontinued operations	2,224,519	2,385,844
Fixed assets, net	7,987	10,014
Total assets	$29,813,331	$31,643,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$285,346	$264,174
Accrued expenses remaining from discontinued operations	3,266,953	4,205,732
Total current liabilities	3,552,299	4,469,906
Deferred income taxes	93,562	93,562
Total liabilities	3,645,861	4,563,468

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued at March 31, 2005 and June 30, 2004. 82,193,063 shares outstanding at March 31, 2005 and June 30, 2004	895,223	895,223
Additional paid-in capital	275,063,911	275,063,911
Accumulated deficit	(206,878,128)	(205,965,587)
Treasury stock (at cost), 7,329,217 shares at March 31, 2005 and June 30, 2004	(42,913,536)	(42,913,536)
Total stockholders’ equity	26,167,470	27,080,011
Total liabilities and stockholders’ equity	$29,813,331	$31,643,479

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

General and administrative expenses	$483,824	$661,900
Loss from operations	(483,824)	(661,900)
Interest income	163,444	55,616
Loss from continuing operations	(320,380)	(606,284)
(Loss) gain on disposal of discontinued operations	(296,735)	4,769,150
Net (loss) income	$(617,115)	$4,162,866
Loss per share from continuing operations – basic and diluted	$(0.00)	$(0.01)
Net (loss) income per share – basic and diluted	$(0.01)	$0.05
Weighted average number of shares outstanding:
basic and diluted	82,193,063	82,193,063

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended March 31,
	2005	2004

General and administrative expenses	$1,265,827	$1,912,416
Loss from operations	(1,265,827)	(1,912,416)
Interest income	391,257	172,887
Loss from continuing operations	(874,570)	(1,739,529)
(Loss) gain on disposal of discontinued operations	(37,971)	5,621,632
Net (loss) income	$(912,541)	$3,882,103
Loss per share from continuing operations – basic and diluted	$(0.01)	$(0.02)
Net (loss) income per share – basic and diluted	$(0.01)	$0.05
Weighted average number of shares outstanding:
basic and diluted	82,193,063	82,193,063

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(912,541)	$3,882,103
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
Loss (gain) on disposal of discontinued operations	37,971	(5,621,632)
Depreciation and amortization	8,646	7,836
Changes in assets and liabilities:
Prepaid expenses	(3,284)	29,318
Accounts payable and accrued expenses	(67,020)	9,418
Net cash flows used in continuing operations	(936,228)	(1,692,957)
Net cash flows (used in) provided by discontinued operations	(882,937)	779,882
Net cash flows used in operating activities	(1,819,165)	(913,075)
Cash flows from investing activities:
Continuing operations
Acquisition costs	(63,555)	—
Additions to property and equipment	(6,619)	(6,120)
Net cash flows used in investing activities	(70,174)	(6,120)
Net decrease in cash and cash equivalents	(1,889,339)	(919,195)
Cash and cash equivalents, beginning of period	28,880,201	23,219,618
Cash and cash equivalents, end of period	$26,990,862	$22,300,423

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1.              Basis of Presentation

J.L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company,” sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has one reportable segment and the Company’s principal assets include approximately $27 million in cash and net operating loss carryforwards (“NOLs”) of approximately $182 million. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company’s future operations will generate sufficient taxable income to be able to realize such benefits.  Accordingly, the Company has provided a valuation allowance against these NOLs. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business.  Our management has recommended to our board of directors (the “board”) and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

On May 12, 2005, the Company, through its direct wholly-owned subsidiary Commodore Resources, Inc., acquired all of the outstanding capital stock of Lyris Technologies, Inc., an email marketing and email security software company based in Berkeley, California (see note 6).

Discontinued Operations

Halsey is the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. Due to the changes to Medicare reimbursement in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors.  The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics & prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. (“Plato”) as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

2.              Discontinued Operations

At March 31, 2005 and June 30, 2004, assets and liabilities from discontinued operations consisted of:

	March 31, 2005	June 30, 2004
Restricted cash in support of workers’ compensation liabilities	$2,224,519	$2,385,844
Prepaid expenses pertaining to insurance deposits	284,137	216,625
Total assets related to discontinued operations	2,508,656	2,602,469

Accrued expenses remaining from discontinued operations	3,266,953	4,205,732
Total liabilities related to discontinued operations	$3,266,953	$4,205,732

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

The $296,735 loss on disposal of discontinued operations recorded for the three months ending March 31, 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of increases to expense accruals of $332,000 to reflect additional legal costs, collection costs, and to adjust other liabilities remaining from our discontinued operations, offset by the collection of accounts receivable of $35,000 that were previously written off by the Company.

The $37,971 loss on disposal of discontinued operations recorded for the nine months ending March 31, 2005, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a tax related refund of $400,000, a refund from the Company’s workers compensation insurance carrier in the amount of $210,000, and the collection of accounts receivable of $35,000 that were previously written off by the Company, offset by additional expense accruals of $683,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $4,769,150 gain on disposal of discontinued operations recorded for the three months ending March 31, 2004, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of a gain resulting from an income tax claim of $5,704,000 offset by an increase in the reserve of accounts and notes receivables in the amount of $20,000 and additional expense accruals of $915,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for professional liability claims, workers compensation claims, legal costs and credit and collection expenses.

The $5,621,632 gain on disposal of discontinued operations recorded for the nine months ending March 31, 2004, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of tax related refunds and receivables of $6,202,000, the recovery of certain receivables in excess of book value totaling $550,000, offset by additional expense accruals of $1,130,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for professional liability claims, workers compensation claims, legal costs and credit and collection expenses.

3.                                      Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004
Loss from continuing operations	$(320,380)	$(606,284)	$(874,570)	$(1,739,529)
(Loss) gain on disposal of discontinued operations	(296,735)	4,769,150	(37,971)	5,621,632
Net (loss) income	$(617,115)	$4,162,866	$(912,541)	$3,882,103

Weighted average shares outstanding: basic and diluted	82,193,063	82,193,063	82,193,063	82,193,063
Loss per share from continuing operations: basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
(Loss) gain per share on disposal of discontinued operations: basic and diluted	(0.00)	0.06	(0.00)	0.07

Net (loss) income per share: basic and diluted	(0.01)	0.05	(0.01)	0.05

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

Walmsley and Sullivan v. NAHC, Inc. et. al.  During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees against the Company and its officer and directors.  The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims.  The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.  The Company has sued both Walmsley and Sullivan in federal court in Arizona.  This suit claims damages related to bonuses paid to Walmsley and Sullivan. During the third quarter of fiscal 2004 several depositions were completed in this case and more are expected in the near future. The Company received notice on May 6, 2005, that the presiding judge issued an order transferring the matter from the District of Arizona to the Eastern District of Pennsylvania for the convenience of the witnesses. In addition, the order denied the Company’s partial motion for summary judgment on its fraud, negligent misrepresentation and breach of fiduciary duty claim against Walmsley and Sullivan due to a material issue of fact to be resolved at trial. The Company believes that there is a strong possibility that this case will go to trial sometime in 2005 and has accrued for the estimated costs to defend this case in accordance with the Company’s policies. A trial in the original Pennsylvania action will likely not occur for several years after 2005 and there is still significant discovery to undertake in that action. The outcomes of these actions are not possible to predict and the Company has reserved estimates of the costs of litigating both of these actions, but these estimates do not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

NovaCare v. Stratford Nursing Home.  The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved.  Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, has quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of March 31, 2005, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and the Company has reserved an estimate of the cost of litigating this action, but this estimate does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

Other Miscellaneous Cases and Claims

Miscellaneous Claims

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

Uninsured Professional Liability Claims

The Company is a defendant in four professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  Two claims were settled in the third quarter by the Company’s insurance company with no payment or obligation required by the Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense of $100,000 in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. This amount has not been paid as of March 31, 2005. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material.

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

Settled Cases

Ronald Shostack v. Wasserstein, et. al.  Shostack had sued several former directors of the Company who were also directors of NCES, as well as other NCES officers and directors.  Several of these individuals have notified the Company that they believe that the Company is legally obligated to indemnify them against any costs or liability as a result of this suit.  The Company believes this analysis is incorrect and has not agreed to indemnify those individuals. In fiscal year 2004, the Company did however agree to pay Shostack $45,000 as a settlement on behalf of some of the Company’s former directors. This amount was recorded as a liability and a related expense by the Company as of June 30, 2004 and was paid in the first quarter of fiscal year 2005.

6.                          Subsequent events

On May 6, 2005, the Halsey board of directors adopted the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (the “Plan”).  The Plan provides for a maximum of 13,200,000 shares of Halsey’s common stock to be reserved and available for delivery in connection with awards under the Plan.  All officers and employees, or prospective officers and employees, of Halsey and its subsidiaries are eligible to receive awards under the Plan.  The awards may be granted in the form of stock options, stock appreciation rights, restricted stock, phantom stock, bonus stock, dividend equivalents and other stock-based awards. The board of directors granted 6,125,00 shares in the form of stock options to employees on May 6, 2005 at fair market value.

On May 12, 2005, the Company, through its direct wholly-owned subsidiary Commodore Resources, Inc., acquired all of the outstanding capital stock of Lyris Technologies, Inc., an email marketing and email security software company based in Berkeley, California.  Pursuant to the Stock Purchase Agreement, Halsey paid the owners of Lyris $23.9 million in cash and executed a promissory note in the amount of $5.6 million. The promissory note bears interest at 10% per annum, is payable on the second anniversary of the closing, and is subject to Lyris achieving specified revenue targets. Currently the Company has capitalized approximately $151,000 for direct costs related to the acquisition. The Company expects to complete the purchase accounting for this acquisition, including an independent valuation of the assets and liabilities acquired, sometime in the fourth quarter.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

J.L. Halsey Corporation, together with its subsidiaries (“Halsey” or the “Company,” sometimes referred to as “we” or “us”), is a company in transition.  In response to substantial cuts in reimbursement under the Medicare program in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors. Halsey has one reportable segment and the Company’s principal assets include approximately $27 million in cash and net operating loss carryforwards (“NOLs”) of approximately $182 million. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company’s future operations will generate sufficient taxable income to be able to realize such benefits.  Accordingly, the Company has provided a valuation allowance against these NOLs. The Company has considered several asset redeployment strategies, including the possible acquisition of an operating business.  Our management has recommended to our board of directors (the “board”) and our board has concurred, that the Company should pursue the acquisition of an operating business as the best way to attempt to increase the value of our existing assets.

On May 12, 2005, the Company, through its direct wholly-owned subsidiary Commodore Resources, Inc., acquired all of the outstanding capital stock of Lyris Technologies, Inc., an email marketing and email security software company based in Berkeley, California. Pursuant to the Stock Purchase Agreement, Halsey paid the owners of Lyris $23.9 million in cash and executed a promissory note in the amount of $5.6 million. The promissory note bears interest at 10% per annum, is payable on the second anniversary of the closing, and is subject to Lyris achieving specified revenue targets. Currently the Company has capitalized approximately $151,000 for direct costs related to the acquisition. The Company expects to complete the purchase accounting for this acquisition, including an independent valuation of the acquisition, sometime in the fourth quarter.

Discontinued Operations

Halsey is the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. Due to the changes to Medicare reimbursement in the late 1990’s, Halsey’s predecessor sold all four of its operating businesses to raise cash and succeeded in fully repaying all of its creditors.  The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics & prosthetics (O&P) and physical rehabilitation and occupational health (PROH) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

Results of Operations for the Three Months Ended March 31, 2005 and March 31, 2004

Continuing Operations.  Continuing operations consist of general and administrative expenses and interest income. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

The loss from continuing operations for the three-month period ended March 31, 2005 was $320,380 compared to $606,284 for the same period last year. The decrease of approximately $286,000 is primarily due to reductions in professional fees of $113,000, legal fees of $47,000 and insurance expense of $18,000, and an increase in interest income of $108,000. The decrease in expenses was primarily the result of the Company’s success in resolving various legacy related matters. The increase in interest income is due to a general increase in market interest rates.  Loss from continuing operations for the three-month period ended March 31, 2005 consisted of general and administrative expenses of $483,824 reduced by interest income of $163,444.

There is no provision for or benefit from income taxes for the three month periods ended March 31, 2005 and 2004, as the Company incurred losses and could not utilize, for financial reporting or income tax purposes, the loss incurred in those periods.  The Company has NOLs of approximately $182 million as of March 31, 2005.  The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company’s future operations will generate sufficient taxable income to be able to realize such benefits.  Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets at March 31, 2005.

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

The $296,735 loss on disposal of discontinued operations recorded for the three months ending March 31, 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of increases to expense accruals of $332,000 to reflect additional legal costs, collection costs, and to adjust other liabilities remaining from our discontinued operations, offset by the collection of accounts receivable of $35,000 that were previously written off by the Company.

The $4,769,150 gain on disposal of discontinued operations recorded for the three months ending March 31, 2004, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of a gain resulting from an income tax claim of $5,704,000 offset by an increase in the reserve of accounts and notes receivables in the amount of $20,000 and additional expense accruals of $915,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for professional liability claims, workers compensation claims, legal costs and credit and collection expenses.

Net (loss) income

Net loss was $(617,115) for the three-month period ended March 31, 2005 compared to a net income of $4,162,866 for the same period last year.  The primary reason for the decrease in net income was a federal tax refund received by the Company in the third quarter of fiscal year 2004 in the amount of $5,704,000 offset by reductions in additional expense accruals for discontinued operations of $638,000, a reduction in general and administrative expenses of $178,000 and an increase in interest income of $108,000.

Results of Operations for the Nine Months Ended March 31, 2005 and March 31, 2004

Continuing Operations.  Continuing operations consist of general and administrative expenses and interest income. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

The loss from continuing operations for the nine-month period ended March 31, 2005 was $874,570 compared to $1,739,529 for the same period last year. The decrease of approximately $865,000 is primarily due to reductions in salary expense of $47,000, office related expense of $10,000, professional fees of $381,000, legal expense of $164,000, insurance expense of $45,000 and an increase in interest income of $218,000. The decrease in expenses was primarily the result of the Company’s success in resolving various legacy related matters which has resulted in a decrease of professional fees. The increase in interest income is due to a general increase in market interest rates as well as additional cash to invest due to the income tax refund received in the fourth quarter of fiscal year 2004.  Loss from continuing operations for the nine-month period ended March 31, 2005 consisted of general and administrative expenses of $1,265,827 reduced by interest income of $391,257.

There is no provision for or benefit from income taxes for the nine-month periods ended March 31, 2005 and 2004, as the Company incurred losses and could not utilize, for financial reporting or income tax purposes, the loss incurred in those periods.  The Company has NOLs of approximately $182 million as of March 31, 2005.  The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company’s future operations will generate sufficient taxable income to be able to realize such benefits.  Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets at March 31, 2005.

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

The $37,971 loss on disposal of discontinued operations recorded for the nine months ending March 31, 2005, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a tax related refund of $400,000, a refund from the Company’s workers compensation insurance carrier in the amount of $210,000, and the collection of accounts receivable of $35,000 that were previously written off by the Company, offset by additional expense accruals of $683,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $5,621,632 gain on disposal of discontinued operations recorded for the nine months ending March 31, 2004, relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of tax related refunds and receivables of $6,202,000, the recovery of certain receivables in excess of book value totaling $550,000, offset by additional expense accruals of $1,130,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for professional liability claims, workers compensation claims, legal costs and credit and collection expenses.

Net (loss) income

Net loss was $(912,541) for the nine-month period ended March 31, 2005 compared to a net income of $3,882,103 for the same period last year.  The primary reason for the decrease in net income was a federal tax refund received by the Company in the third quarter of fiscal year 2004 in the amount of $5,704,000 offset by a reduction in other expenses relating to discontinued operations of $45,000, a reduction in general and administrative expenses of $646,000 and an increase in interest income of $218,000.

Liquidity and Capital Resources

Cash Flows

At March 31, 2005, cash and cash equivalents totaled $26,990,862 compared to $28,880,201 at June 30, 2004. The decrease in cash was the result of cash used in operating activities of the Company.  The Company will use approximately $25.4 million of its own cash as part of its acquisition of Lyris. This amount includes $23.9 million which represents the cash paid at closing as part of the Lyris acquisition and another $1.5 million in estimated acquisition related costs. The Company’s estimated cash after the acquisition of Lyris and the payment of all transaction costs is estimated to be approximately $1.5 million.

Our primary source of cash in the first three quarters of fiscal year 2005 was an income tax refund from the Internal Revenue Service in the amount of $399,580, a refund from one of our workers compensation insurance carriers in the amount of $210,258, collection of old accounts receivables of $35,308 and interest income of $391,257. Sources of cash received in previous periods have included the collection of old accounts receivables, Medicare receivables and appeals and interest income generated by our investment of cash and cash equivalents. We currently have invested our cash and cash equivalents in short term instruments with maturities of 90 days or less.  We expect to have similar holdings in the future.

We have concentrated our efforts on conserving our cash while considering our strategic alternatives. However, our use of cash has fluctuated from quarter to quarter and we anticipate that this pattern may continue.

Our primary use of cash to date has been for the acquisition of Lyris. The Company has also incurred costs in pursuit of the collection of accounts receivables, Medicare receivables and appeals, defending claims against the Company as well as general and administrative expenses for operations and in evaluating strategic alternatives.

We expect our cash from the Lyris operating business will fund current cash requirements for the foreseeable future. In the event that we decide to purchase another operating business, our capital requirements may exceed our current resources. In such a case, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

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

Legal claims

The Company is currently defending two lawsuits (Walmsley and Sullivan v. NAHC, Inc. and NovaCare v. Stratford, (See Note 5)) and management believes the Company should prevail in both instances. The Company has accrued for the potential costs of litigating these claims, but the Company does not, and has not, accrued for the payments that could result from an adverse ruling, judgment or a settlement of these claims until the Company believes that it is probable that such a payment will be made.

Uninsured Professional Liability Claims

The Company is a defendant in four professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  Two claims were settled in the third quarter by the Company’s insurance company with no payment or obligation required by the Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense of $100,000 in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. This amount has not been paid as of March 31, 2005. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material either individually or in the aggregate.

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

Risks Factors

The online direct marketing and e-mail security industries are highly competitive, and if Lyris is unable to compete effectively, the demand for, or the prices of, Lyris’ services may decline.

The market for online direct marketing and e-mail security products is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. The loss of a client due to service quality or technology problems could result in reputational harm to Lyris and, as a result, increase the effect of competition and negatively impact Lyris’ ability to attract new clients.

In addition, we expect competition to persist and intensify in the future, which could harm Lyris’ ability to increase sales and maintain our prices. In the future, Lyris’ online direct marketing business may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor.

Lyris’ e-mail security business faces competition from businesses that develop their own anti-spam and other messaging security technology, from enterprise software vendors and online service providers who develop or bundle anti-spam, anti-virus and other messaging security technology with their other products and from large enterprise network infrastructure and software vendors such as Cisco Systems and Microsoft as they diversity their product offerings.

Many of these competitors have broad distribution channels and can bundle competing products or services. This competition poses a significant risk for Lyris.

If Lyris fails to respond to changing customer preferences in the market, demand for Lyris’ technology and services may decline, causing our revenues to suffer.

If Lyris does not continue to develop new technology and services that keep pace with competitive developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, Lyris might be unable to attract new customers and retain existing customers. The development of proprietary technology and service enhancements and the migration of customers to this new technology entail significant technical and business risks and require substantial expenditures and lead-time. Lyris might not be successful in marketing and supporting recently released versions of its technology and services on a timely or cost-effective basis. In addition, even if new technology and services are developed and released, they might not achieve market acceptance. Also, if Lyris is not successful in a smooth migration of customers to new or enhanced technology and services, Lyris could lose customers.

If we do not attract and retain additional highly skilled personnel, we may be unable to execute our business strategy.

Our business depends in large part on the continued technological innovation of Lyris’ core products and services and its ability to provide comprehensive online direct marketing expertise. Competition for personnel with Internet-related technology and marketing skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to successfully introduce new services or otherwise implement our business strategy.

If the delivery of Lyris’ email messages is limited or blocked, then the amount Lyris may be able to charge clients for producing and sending their campaigns may be reduced and clients may discontinue their use of Lyris’ services.

Internet service providers are able to block messages from reaching their users. Recent releases of Internet service provider software and the implementation of stringent new policies by Internet service providers make it more difficult to deliver emails on behalf of customers. Lyris continually improves its own technology and works with Internet service providers to improve its ability to successfully deliver emails. However, if Internet service providers materially limit or halt the delivery of Lyris’ emails, or if Lyris fails to deliver emails in such a way as to be compatible with these companies’ email handling or authentication technologies, then the amount Lyris may be able to charge clients for producing and sending their online direct marketing campaigns may be reduced and clients may discontinue their use of Lyris’ services.

If businesses and consumers fail to accept online direct marketing as a means to attract new customers, demand for Lyris’ services may not develop and the price of our stock could decline.

The market for online direct marketing services is relatively new and rapidly evolving, and our business may be harmed if sufficient demand for Lyris’ services does not develop. Lyris’ current and planned services are very different from the traditional methods that many clients have historically used to attract new customers and maintain customer relationships.

 Lyris’ facilities and systems are vulnerable to natural disasters and other unexpected events, and any of these events could result in an interruption of Lyris’ ability to execute clients’ online direct marketing campaigns.

Lyris depends on the efficient and uninterrupted operations of its data center and hardware systems. The data center and hardware systems are located in California, an area susceptible to earthquakes. The data center and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, and similar events. If any of these events results in damage to the data center or systems, Lyris may be unable to execute clients’ online direct marketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

If we are unable to protect our intellectual property or if third parties develop superior intellectual property, third parties could use our intellectual property without our consent and prevent us from using their technology.

Our ability to successfully compete is substantially dependent upon internally developed technology and intellectual property, which we protect through a combination of patent, copyright, trade secret and trademark law, as well as contractual obligations. We may not be able to protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Lyris is one of several companies rapidly building new technologies in its industry.  It is possible that a third party could be awarded a patent that applies to some portion of Lyris’ business.  If this occurs, we may be required to incur substantial legal fees, cease using the technology or pay significant licensing fees for such use.

If we are unable to safeguard the confidential information in the data warehouse, Lyris’s reputation may be harmed and we may be exposed to liability.

Lyris currently stores confidential customer information in a secure data warehouse. We cannot be certain, however, that we will be able to prevent unauthorized individuals from gaining access to this data warehouse. If any compromise or breach of security were to occur, it could harm Lyris’s reputation and expose us to possible liability. Any unauthorized access to Lyris’s servers could result in the misappropriation of confidential customer information or cause interruptions in services. It is also possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. In addition, Lyris’s reputation may be harmed if we lose customer information maintained in the data warehouse due to systems interruptions or other reasons.

Activities of clients could damage Lyris’s reputation or give rise to legal claims against us.

Clients’ promotion of their products and services may not comply with federal, state and local laws. We cannot predict whether Lyris’s role in facilitating these marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay fines or penalties, redesign business methods, discontinue some services or otherwise expend resources to avoid liability.

Lyris’s services involve the transmission of information through the Internet. These services could be used to transmit harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data or computer viruses to end-users in the course of delivery. Any transmission of this kind could damage Lyris’s reputation or could give rise to legal claims against us. We could spend a significant amount of time and money defending against these legal claims.

New regulation of, and uncertainties regarding the application of existing laws and regulations to, online direct marketing and the Internet could prohibit, limit or increase the cost of our business.

In December 2003, Congress enacted the CAN-SPAM Act of 2003, legislation that regulates the sending of commercial email.  This legislation pre-empts state laws regulating commercial email.  The effect of this legislation on marketers is difficult to predict.  We cannot assure you that this or future legislation regarding commercial email will not harm our business.

Our business could be negatively impacted by new laws or regulations applicable to online direct marketing or the Internet or the application of existing laws and regulations to online direct marketing or the Internet. There is a growing body of laws and regulations applicable to access to, or commerce on, the Internet. Moreover, the applicability to the Internet of existing laws is uncertain and may take years to resolve. Due to the increasing popularity and use of the Internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation, antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the Internet or online direct marketing, which could, in turn, decrease the demand for Lyris’s services and prohibit, limit or increase the cost of our doing business.

Defects in Lyris’ products could diminish demand for its products and services and cause it to lose customers.

Because Lyris’ products and services are complex, they may have errors or defects that users identify after they begin using them, which could harm Lyris’ reputation and business.  In particular, Lyris’ anti-spam products may identify some legitimate emails as unwanted or unsolicited spam, or Lyris may not be able to filter out a sufficiently high percentage of unsolicited or unwanted messages sent to the email accounts of customers.  Complex software products like Lyris’ frequently contain undetected errors when first introduced or when new versions or enhancements are released.  In addition, Lyris may be unable to respond in a prompt manner, or at all, to new methods of attacking a messaging system, such as new spamming techniques or virus attacks.  Lyris has from time to time found defects in products and errors in existing products may be detected in the future.  Any such errors, defects or other performance problems could impact the perceived reliability of Lyris’ products and services and hurt Lyris’ reputation.  If that occurs, customers could elect not to renew or terminate their subscriptions and future sales could be lost.

We may not realize expected benefits from our acquisition of Lyris.

We expect our acquisition of Lyris to, among other things, result in additional net revenues for fiscal year 2005.  Achieving the benefits of our acquisition of Lyris will depend in part on our integration of its technology, operations and personnel, and our demonstration to customers that the acquisition will not result in adverse changes in client service standards.

With respect to the integration of personnel, despite our efforts to retain the key employees of Lyris, we may not be successful, as competition for qualified management and technical employees in Lyris’s industry is intense, and we may have a different corporate culture and these key employees may not want to work for a larger, publicly-traded company.  In addition, competitors may recruit these key employees during the integration process.  As a result, these key employees could leave with little or no prior notice, which could impede the integration process and harm our business, financial condition and operating results.  In this regard, in connection with the acquisition certain key employees have entered into employment agreements that will restrict their ability to compete with us if they leave. We cannot assure you of the enforceability of these non-competition agreements or that these employees will continue to work with us under their employment agreements.

If we acquire additional companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

In addition to the acquisition that we have recently completed, we may acquire or make investments in other complementary companies, services and technologies in the future. If we fail to properly evaluate and execute acquisitions and investments, they may seriously harm our business and prospects. To successfully complete an acquisition, we must:

•              properly evaluate the business, personnel and technology of the company to be acquired;

•              accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

•              integrate and retain personnel;

•              combine potentially different corporate cultures;

•              effectively integrate products and research and development, sales, marketing and support operations; and

•              maintain focus on our day-to-day operations.

Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, amortization expenses related to goodwill and other intangible assets and the incidence of contingent liabilities.

Lyris is a relatively young company

Lyris is a relatively young company.  While it has invested in developing its software, Lyris has not previously expended as much in resources in developing its internal management and administration.

We may not be able to forecast our revenues accurately because our customers marketing budgets are difficult to predict and may fluctuate from period to period.

Our revenue and operating results depend upon the marketing budgets of our existing and new customers. These marketing budgets are difficult to predict and may vary from period to period as a result of factors that are beyond our control, including our customers, marketing objectives for a particular period, the general state of the economy and our customers success in the marketplace. Consequently, we face difficulty in predicting the amount of revenues each client will generate in any particular quarter. As a result, our operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended March 31, 2005, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financials Statements included in “Item 1. Financial Statements.”

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

J. L. HALSEY CORPORATION
(Registrant)

By	/s/ David R. Burt
David R. Burt
President, Chief Executive Officer, and acting Chief Financial Officer
Principal Executive and Principal Financial and Accounting Officer

	Date:	May 16, 2005

INDEX TO EXHIBITS

J.L. HALSEY CORPORATION

Exhibit No.	Exhibit

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