Form 10-K
period 2005-06-30
JL HALSEY CORP
filed 2005-09-28
CIK 1166220

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

Commission file number 1-10875

J. L. HALSEY CORPORATION

(exact name of registrant as specified in its charter)

DELAWARE	01-0579490
(State of incorporation)	(I.R.S. Employer Identification No.)

103 Foulk Rd, Suite 205Q Wilmington, DE	19803
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (302) 691-6189

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

Yes    ☒      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes    ☐      No    ☒

As of December 31, 2004, the aggregate market value of the shares of common stock held by non-affiliates was approximately $16,796,816.  (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.)

There were 82,966,396 shares of the Registrant’s common stock outstanding as of September 12, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

J. L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-K – FISCAL YEAR ENDED JUNE 30, 2005

Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K

i

PART I

Forward-Looking Information

This Annual Report includes forward-looking statements related to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Business — Risk Factors” This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations and have a material adverse effect on the business, financial condition and common stock of the Company. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “Halsey,” the “Company,” “we,” “us” and “our” refer to J.L Halsey Corporation and its subsidiaries.

ITEM 1.                             BUSINESS

Overview

J. L. Halsey Corporation, through its wholly-owned subsidiary, Lyris Technologies, Inc. (“Lyris”), is a leading email marketing firm.  Lyris’ email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients’ whose email lists require specialized technology in order to effectively communicate with their members and customers.  Lyris offers its email solutions in two forms:  as software that is downloaded and installed on a customer’s computers; and as a hosted solution in which the customer uses Lyris’ software through an internet connection.

Our Products and Services

ListManager.  Corporations, governments, not-for-profit organizations, political campaigns, athletic teams, and schools have large lists of people with whom they want to communicate by email.  These lists can range from hundreds to thousands to millions of email addresses.  For the past ten years, Lyris has developed and licensed software, called ListManager, which can manage these email address lists. This software enables customers to develop, send and monitor complex email mailings reliably.   The software also permits organizations to design email campaigns that are customized to their members’ preferences. Customers can obtain the benefits of the ListManager functionality in two ways: first by installing software on their corporate network; or second, by logging onto Lyris’ servers via the internet on a so-called “hosted basis.”

Lyris offers hosted email marketing solutions based on the ListManager platform under two brands: ListHosting and SparkList.  These services enable clients to create, send and monitor email campaigns with only a web browser and without the need for their own engineering and equipment support.  For these clients, email administration and security are outsourced and they can manage mailing lists, as well as direct marketing campaigns, newsletters and discussion groups while supported by Lyris’ data facility and technical staff.

Over ninety percent (90%) of Lyris’ revenues come from the licensing of ListManager software, the sale of support and maintenance services for ListManager software and from the sale of the use of ListManager on a “hosted” basis.

Other Products. In November 2004, Lyris acquired Piper Software Company and its EmailAdvisor product.  With this acquisition, Lyris acquired another product that is sold on a hosted basis.   EmailAdvisor is a deliverability monitoring tool which helps facilitate the delivery of legitimate email while taking into account the complexity of different email

programs.   With the tremendous increase in spam (see “Government Regulation” below), many ISPs (internet service providers), network administrators and individuals have begun deploying anti-spam filters to prevent spam from entering their email inboxes.  Many of these anti-spam filters unfortunately block legitimate emails that people want to receive.  EmailAdvisor helps email senders minimize the chance that legitimate email which a member wants to receive is wrongly blocked.

Lyris also sells email security and antispam software.  This product, called MailShield, is a server-based email filtering application that allows organizations to proactively manage and prevent unauthorized inbound and outbound email.  MailShield is used at the enterprise level to block spam and email viruses, prevent relay abuse, by which spammers exploit servers to send their mail, and also filter content contained in outbound mail

Finally, Lyris offers another software product called MailEngine.  MailEngine is an SMTP Mail Transfer Agent (“MTA”).  This is the software that actually sends the email out through the internet’s mail system.  Companies partner MailEngine with their own internal systems to send high volumes of email.

Customers

 Over 4,000 customers have purchased ListManager software and more than 1,000 customers use our software on a hosted basis.  Our customers include several departments of the U.S. government, national political campaigns, local governments and political campaigns, Fortune 500 and smaller companies, including many top software companies, and some of the largest and most reputable academic organizations, charitable organizations and athletic teams.

Strategy

Our primary goal is to create value for our shareholders by creating and delivering efficiently a leading set of products to our customers.    We hope to sell products and services at quality and price points that deliver value for our customers.  To accomplish these goals and objectives we hope to continue as a leader in the email marketing communications market by attracting new customers and deepening our relationships with existing customers.  We intend to achieve this objective by improving and diversifying our current product offerings through research and development as well as through strategic acquisitions. Because Lyris operates in a fragmented market, characterized by a large number of small competitors and a handful of medium-sized competitors, we believe there may be an opportunity to create shareholder value by acquiring competing and complementary businesses.  Through acquisitions, we may be able to expand Lyris’ customer base and diversify and deepen our technology offerings. We are currently seeking acquisitions.

Sales and Marketing

Lyris’ sales and marketing activities are based in its Berkeley, California headquarters.  The sales team is structured by product, with one team focused exclusively on software and the other on hosted solutions.  As of September 15, 2005, Lyris’ sales and marketing organization consisted of 11 employees.   Historically, Lyris’ marketing efforts have consisted of trade shows and limited print advertising.

Customer Service and Support

 We believe that customer service and support are important components in successfully selling software and hosting.  Lyris provides customer service and support in three levels.  First, all ListManager customers receive “included support” which provides free web access to our online support databases and thirty days of email assistance.    Second, customers may purchase two levels of paid support.  The first level, referred to as Essential Support, provides email assistance and free access to minor upgrades during the term of the support contract.  Customers also have the option of purchasing Comprehensive Support, which includes email and telephone support (subject to certain limits) and free access to minor and major upgrades for a period of one year.

For SparkList and Lyris ListHosting, we offer free access to our online support databases as well as web seminars on the fundamentals of our hosted products as well as on the basics of email marketing and communication.

Technology

Lyris’ products are written in several computing languages, including C, C++, C#, and TCL, among others. ListManager is designed to run in conjunction with a number of different commercial database servers, including Microsoft SQL Server and Oracle.

Our scalable platform is designed to handle hundreds of thousands of emails per hour, while emphasizing reliability, availability and security.  ListManager automatically handles bounces due to invalid email addresses, and tracks user activity after reception of emails, such as open detection, clickthrough tracking and purchase tracking. The information gathered from user activities is digested into reports, and can be used for initiating further email campaigns.

Our security systems control access to internal systems and data via the Internet. Internally, log-ins and passwords are maintained for all systems, with access control granted on an individual basis to only the required areas for which the recipient is responsible.   Firewalls prevent unauthorized access from outside or access to confidential data on the inside.  We rely on certain encryption and authentication technologies licensed from third parties to provide secure transmission of confidential information.

Research and Development

Because we compete in technology markets, we must try to continually innovate as fast or faster than our competition. We are committed to supporting and updating our core technology and to expanding our product offerings to offer a leading set of products which meet the needs of our customers.  We invest our resources in product development.   Historically, Lyris has released major upgrades to its flagship product, ListManager, every 12 to 16 months and has augmented these offerings with periodic minor upgrades.  As of June 30, 2005, we have approximately 15 engineers who are engaged in researching, developing, testing and deploying new versions of ListManager, EmailAdvisor, MailShield, and MailEngine.

Operations

Continuous data center operations are crucial to our success. We currently lease space and services in a secure co-location data facility in Fremont, CA.  We also lease space in a secure co-location data facility in Novato, California. These facilities have redundant electrical generators and UPS power supplies that protect the facilities, fire suppression systems, and 24x7 physical security.  All data center locations are currently processing outbound email.

Our network software constantly monitors our systems and notifies systems engineers if any unexpected conditions arise.

Competition

General.  We operate in an extremely competitive technology market.  Many of our competitors have significantly greater resources (financial, technical, marketing, human capital and other resources) than we do.  We must continue to innovate as well and as fast or faster than our competitors or we may be left behind in the competition for customers.   In general, the barriers to entry in software and hosting markets are considered to be low.  New competitors can and will enter the markets in which we compete.  We believe the following factors are important or may become important in the competition for customers:

•                  Product feature set;

•                  Ease of use of the products;

•                  Ability to integrate with other applications that our clients use to interact with their customers such as CRM, EMM, Web analytics, ERP packages and consumer and business databases;

•                  Performance and scalability;

•                  Price and total cost of ownership;

•                  Stability and reliability;

•                  Quality of the customer service and support, and

•                  Brand name and reputation.

Email Marketing Markets

We have several types of competitors in the email market.  The market for email marketing software and hosted email marketing services is fragmented with many participants.  Some of these competitors offer an on-premise software solution, others offer a hosted service, and still others offer both, as we do.

There are many small, privately-held competitors, particularly on the hosted side.  Many competitors price their products below our prices.  At the higher end of the email marketing market, there are a number of large companies that compete with either an integrated offering or that compete with large staffs of people who help customize the applications for their customers’ needs.   Among the companies that include email marketing in an integrated offering are CRM (Customer Relationship Management) software vendors such as Siebel, EMM (enterprise marketing management) software vendors such as Unica, outsourced e-commerce solution providers such as Digital River, database marketers such as Experian (which owns CheetahMail), Axciom (which owns Digital Impact) and Harte Hanks (which owns PostFuture).  BigFoot Interactive was recently purchased by Alliance Data Systems’ Epsilon division which will enable them to sell an integrated solution.   Other competitors include Silverpop, Responsys, Exact Target, Constant Contact, SubscriberMail, and DoubleClick’s DartMail business.

Email Security and Anti-Spam Markets

In the email security and anti-spam markets, there are a number of very large competitors and several well-funded start-up competitors.  Large companies who operate in this market include Symantec, McAfee, Microsoft, Tumbleweed and Trend Micro.  Additionally, many other privately held companies compete in this space, many of whom have raised significant funding from private investors.  Some of the larger privately-held companies include IronPort, Proofpoint, MXLogic, Sophos, Kaspersky Labs, and Cloudmark.  Other competitors provide enabling anti-spam technology rather than an end-user solution.  Examples of such companies include Mailshell, Commtouch and MailFrontier.  Email security and anti-spam markets are among the most competitive of all technology markets.

Intellectual Property

We have filed one patent application that covers some of the technology developed for EmailAdvisor.  We enter into confidentiality and proprietary rights agreements with our employees, consultants, and other third parties in order to try to protect our trade secrets and intellectual property.  In recent years, many software companies have filed patents covering their technologies.  Many of these patents have yet to be litigated.  We are aware of one patent application whose owner claims that our software infringes at least one claim in that patent.  Although this patent is currently being litigated by a number of defendants in the email marketing business, we have elected to license this patent in lieu of litigation. Others may develop technologies that are similar or superior to our technology and may receive and enforce patents on such technology.

U.S. and Foreign Government Regulation

Email has been the subject of regulation by local, state, federal and foreign governments.  In 2003, the US Congress passed the CAN-SPAM Act.  The CAN-SPAM Act of 2003 establishes the United States’ first national standards for the sending of commercial email and requires the Federal Trade Commission (FTC) to enforce its provisions.

CAN-SPAM defines spam as “any electronic mail message the primary purpose of which is the commercial advertisement or promotion of a commercial product or service (including content on an Internet website operated for a commercial purpose).” It exempts “transactional or relationship messages.” The bill permits email marketers to send unsolicited commercial email as long as it contains all of the following: an opt-out mechanism; a valid subject line and header (routing) information; and the legitimate physical address of the mailer, among other requirements.

If a user opts out, a sender has ten days to remove the address. The legislation also prohibits the sale or other transfer of an email address after an opt-out request.

We believe strongly that emailers should send email only to those who have requested or given permission (twice) for email to be sent.   Lyris does not permit any of its hosted customers to send SPAM, and requires by contract that our software purchasers and hosted clients comply with CAN-SPAM.  Additionally, Lyris sells an anti-spam solution, called MailShield.

Corporate Background

Acquisition of Lyris

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris.  The purchase price was $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris’ achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum. With this acquisition, Halsey has become a leading email marketing company with over 5,000 customers worldwide.

The financial information listed below is based on the audited financial statements of Lyris Technologies, Inc. for their past three fiscal years prior to the acquisition by Halsey. Prior to the acquisition by Halsey on May 12, 2005, Lyris was incorporated under Subchapter S of the Internal Revenue Code in Delaware, therefore, no federal income tax expense was reported in Lyris’ statement of operations. A summary of Lyris’ audited statement of operations for the three years ended December 31, are as follows:

	2004	2003	2002

Revenue	$11,993,428	$10,914,412	$7,622,384

Operating expenses	6,176,236	5,856,331	4,228,320

Income from operations	5,817,192	5,058,081	3,394,064

Other income (expense)	5,741	2,820	(4,603)

Income before state income taxes	5,822,933	5,060,901	3,389,461

State income tax provision	91,159	86,555	58,452

Net income	$5,731,774	$4,974,346	$3,331,009

Discontinued operations

Halsey is the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on NovaCare and its competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics and prosthetics (O&P) and physical rehabilitation and occupational health (PROH) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

Prior to the Lyris acquisition, the Company has spent the past several years maximizing the assets that it has retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses.  The Company has made significant progress on these matters.  The Company has collected virtually all of its receivables other than amounts which are the subject of litigation or arbitration or that have been written off. A subsidiary of the Company has retained four employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the board.  No members of the current board were members prior to, or at the time of the Company selling its healthcare operating businesses in 1999.

Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and all the other information contained in this Form 10-K before you decide whether to purchase our common stock.  The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Our business is substantially dependent on the market for email marketing.

Over ninety percent (90%) of our revenues come from the email marketing market – from the licensing of ListManager software, the sale of support and maintenance contracts related to ListManager, and from the sale of the hosted use of ListManager.  The market for email marketing software is relatively new and still evolving.  There is no certainty regarding how or whether this market will develop, or whether it will experience any contractions.

Seasonal trends may cause our quarterly operating results to fluctuate, which may adversely affect the market price of our common stock.

The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months. We believe our business is affected by similar revenue fluctuations, but our limited operating history is insufficient to isolate and predict the magnitude of these effects. Because we may experience these effects, investors (and, possibly, securities analysts) may not be able to predict our quarterly or annual operating results. If we fail to meet expectations of securities analysts and investors, our stock price could decline.

If businesses and consumers fail to accept online direct marketing as a means to attract new customers, demand for our services may not develop and the price of our stock could decline.

The market for online direct marketing services is relatively new and rapidly evolving and our business may be harmed if sufficient demand for our services does not develop. Our current and planned services are very different from the traditional methods that many of our clients have historically used to attract new customers and maintain customer relationships.

Our results depend on consumer use of email and the Internet.  If consumers do not continue to use email and the Internet, demand for our services may not develop and the price of our stock could decline.

Our current and planned services enable customers to use email to increase revenue and traffic from their online audiences, customers and members. Our ability to serve these customers therefore depends on their audiences continuing to use both email and the Internet as communications media.  If consumer adoption of either technology declines, demand for our services may not develop or may decline.

The growth of the email marketing market depends on the continued growth and effectiveness of anti-spam products

Adoption of email as a communications medium depends on the ability to prevent junk mail, or “spam”, from overwhelming a subscriber’s electronic mailbox.  In recent years, many companies have evolved to address this issue and filter unwanted messages before they reach customers’ mailboxes.  In response, spammers have become more sophisticated and have also begun using junk messages as a means for fraud.  Email protection companies in turn have evolved to address this new threat.  However, if their products fail to be effective against spam, adoption of email as a communications tool will decline, which would adversely affect the market for our services.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Experian, Silverpop, Bigfoot Interactive and InfoUSA, as well as the in-house information technology departments of our existing and prospective clients. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

Many of these potential competitors have broad distribution channels and they may bundle complementary products or services. Such bundled products include but are not limited to, web analytics, data mining, customer relationship management (CRM) systems and professional services.  If we are not able to bundle complementary services or continue to expand our distribution capabilities, our results may suffer.

In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels and these businesses could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor. As a result of future competition, the demand for our services could substantially decline. Any of these occurrences could harm our ability to compete effectively.

The email security business is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

Lyris’ email security business faces competition from businesses that develop their own anti-spam and other messaging security technology.  These competitors vary, from enterprise software vendors such as Oracle and SAP to online service providers who develop or bundle anti-spam, anti-virus and other messaging security technology with their other products such as Symantec and Network Associates.  Lyris also faces competition from large enterprise network infrastructure and software vendors such as Cisco Systems and Microsoft as they diversify their product offerings.   Many of these competitors have broad distribution channels and can bundle competing products or services. This competition poses a significant risk for Lyris.

If we fail to respond to rapidly changing technology or evolving industry standards, our products and services may become obsolete or less competitive.

The markets for our products and services are characterized by rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards.  If we are unable to develop enhancements to, and new features for, our existing products and services, or develop entirely new products and services, our products and services may become obsolete, less marketable, or less competitive and our business will be harmed.  The ability to add new enhancements, new features and new services depends on several factors, including having sufficient financial, technical and human resources, and on completing such work in a timely fashion.  Failure to produce timely acceptable new features will significantly impair our ability to retain existing revenue and earn new revenue.

If we fail to market new features and migrate customers to new versions of our system, our products and services may become obsolete or less competitive.

The development of proprietary technology and service enhancements and the migration of customers to new technology entail significant technical and business risks and require substantial expenditures and lead-time. Lyris might not be successful in marketing and supporting recently released versions of its technology and services on a timely or cost-effective basis. In addition, even if new technology and services are developed and released, they might not achieve market acceptance. Also, if Lyris is not successful in a smooth migration of customers to new or enhanced technology and services, Lyris could lose customers.

We face significant threats from new entrants to our business

Barriers to entry in software markets are low.  Privately-backed and public companies could choose to enter our space and compete directly with us, or indirectly by offering substitute solutions.   The result could be decreased demand or pricing for our services, longer sales cycles, or a requirement to make significant incremental investments in research and development to match these entrants’ new technologies.  If any of these happens, it could cause us to suffer a decline in revenues and profitability.

The majority of our services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenues may decrease.

Typically, our hosted services are sold pursuant to short-term subscription agreements, which are generally six months to one year in length, with no obligation to renew these agreements. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, new technologies offered by others, consolidation in our customer base or if some of our customers cease their operations. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenues may decrease, which could adversely affect our stock price.

Defects in Lyris’ products could diminish demand for its products and services and cause it to lose customers.

Because Lyris’ products and services are complex, they may have errors or defects that users identify after they begin using them, which could harm Lyris’ reputation and business.  In particular, Lyris’ anti-spam products may identify some legitimate emails as unwanted or unsolicited spam, or Lyris may not be able to filter out a sufficiently high percentage of unsolicited or unwanted messages sent to the email accounts of customers.  Complex software products like Lyris’ frequently contain undetected errors when first introduced or when new versions or enhancements are released.  In addition, Lyris may be unable to respond in a prompt manner, or at all, to new methods of attacking a messaging system, such as new spamming techniques.  Lyris has from time to time found defects in products and errors in existing products may be detected in the future.  Any such errors, defects or other performance problems could impact the perceived reliability of Lyris’ products and services and hurt Lyris’ reputation.  If that occurs, customers could elect not to renew or terminate their subscriptions and future sales could be lost.

If the delivery of Lyris’ email messages is limited or blocked, then the amount Lyris may be able to charge clients for producing and sending their campaigns may be reduced and clients may discontinue their use of Lyris’ services.

Internet service providers are able to block messages from reaching their users. Recent releases of Internet service provider software and the implementation of stringent new policies by Internet service providers make it more difficult to deliver emails on behalf of customers. Lyris continually improves its own technology and works with Internet service providers to improve its ability to successfully deliver emails. However, if Internet service providers materially limit or halt the delivery of Lyris’ emails, or if Lyris fails to deliver emails in such a way as to be compatible with these companies’ email handling or authentication technologies, then the amount Lyris may be able to charge clients for producing and sending their online direct marketing campaigns may be reduced and clients may discontinue their use of Lyris’ services.  In addition, the effectiveness of email marketing may decrease as a result of increased customer resistance to email marketing in general.

Lyris’ facilities and systems are vulnerable to natural disasters and other unexpected events and any of these events could result in an interruption of Lyris’ ability to execute clients’ online direct marketing campaigns.

Lyris depends on the efficient and uninterrupted operations of its data center and hardware systems. The data center and hardware systems are located in California, an area susceptible to earthquakes. The data center and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, and similar events. If any of these events results in damage to the data center or systems, Lyris may be unable to execute clients’ hosted online direct marketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

System failures could reduce the attractiveness of our service offerings.

We provide email marketing and delivery services to our clients and end-users through our proprietary technology and client management systems. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.  Some factors that could lead to interruptions in customer service include:  operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events; power loss, computer systems failures, and Internet and telecommunications failures. We do not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

If we are unable to safeguard the confidential information in our data warehouse, our reputation may be harmed and we may be exposed to liability.

We currently store confidential customer information in a secure data warehouse owned by a third party. We cannot be certain, however, that we will be able to prevent unauthorized individuals from gaining access to this data warehouse. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. Any unauthorized access to our servers could result in the misappropriation of confidential customer information or cause interruptions in our services. It is also possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. In addition, our reputation may be harmed if we lose customer information maintained in our data warehouse due to systems interruptions or other reasons.

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

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to sell or continue to support subscriptions to our products and services would be limited and our operating results could be harmed.

We rely on non-exclusive software license rights from third parties in technologies that are incorporated into and necessary for the operation and functionality of our products. Our licenses often require the payment of royalties or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially reasonable terms or at all. Our loss of license to, or the inability to support, maintain and enhance, software products we license from third parties could result in our customers having to upgrade their Lyris products. In addition, a loss of license from third parties could lead to increased costs and delays or reductions in our product development, sales and support until we are able to develop functionally equivalent software or identify and obtain licenses to alternative third party software with comparable functionality, which we may be unable to do. As a result, our margins, market share and operating results could be significantly harmed. If any of these events occurs, our business and operating results could be harmed.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. Because currently pending patent applications are not publicly available for certain periods of time, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties.  As a general matter, we do not search patent office files for patents or patent applications that we may possibly infringe.

From time to time we may be named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. Existing lawsuits in this area, as well as any future assertions or prosecutions of claims like these, could require us to expend significant financial and managerial resources. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements.

We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. These claims, whether or not successful, could:

•                  divert management’s attention;

•                  result in costly and time-consuming litigation;

•                  require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or

•                  require us to redesign our software and services to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling in any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time.

Activities of clients could damage Lyris’ reputation or give rise to legal claims against us.

Clients’ promotion of their products and services may not comply with federal, state and local laws. We cannot predict whether Lyris’ role in facilitating these marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay fines or penalties, redesign business methods, discontinue some services or otherwise expend resources to avoid liability.

Lyris’ services involve the transmission of information through the Internet. These services could be used to transmit harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data or computer viruses to end-users in the course of delivery. Any transmission of this kind could damage Lyris’ reputation or could give rise to legal claims against us. We could spend a significant amount of time and money defending against these legal claims.

New regulation of, and uncertainties regarding the application of existing laws and regulations to, online direct marketing and the Internet could prohibit, limit or increase the cost of, our business.

In December 2003, Congress enacted the CAN-SPAM Act of 2003, legislation that regulates the sending of commercial email.  This legislation pre-empts state laws regulating commercial email.  The effect of this legislation on marketers is difficult to predict.  We cannot assure you that this or future legislation regarding commercial email will not harm our business.  In addition, many states have passed laws that are significantly more punitive and harder to comply with than CAN-SPAM, particularly Utah and Michigan.  It is not clear to what extent these state laws will in fact be preempted by CAN-SPAM.

Our business could be negatively impacted by new laws or regulations applicable to online direct marketing or the Internet or the application of existing laws and regulations to online direct marketing or the Internet. There is a growing body of laws and regulations applicable to access to, or commerce on, the Internet. Moreover, the applicability to the Internet of existing laws is uncertain and may take years to resolve. Due to the increasing popularity and use of the Internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation, antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the Internet or online direct marketing, which could, in turn, decrease the demand for Lyris’ services and prohibit, limit or increase the cost of our doing business.

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

One of our business strategies is to acquire competing or complementary services, technologies or businesses. We also may enter into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities, nor can we assure you that we will be able to complete any acquisitions on favorable terms or at all. In connection with one or more of those transactions, we may:

•                  issue additional equity securities that would dilute our stockholders;

•                  use cash that we may need in the future to operate our business;

•                  incur debt on terms unfavorable to us or that we are unable to repay;

•                  incur large charges or substantial liabilities;

•                  encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures; and

•                  become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

Failure to properly manage and sustain our expansion efforts could strain our management and other resources.

Our ability to successfully offer services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We may try to rapidly and significantly expand the depth and breadth of our service offerings. Failure to properly manage this expansion could place a significant strain on our managerial, operational and financial resources. To manage expansion, we are required to continually:

•                  improve existing and implement new operational, financial and management controls, reporting systems and procedures;

•                  install new management information systems; and

•                  train, motivate, retain and manage our employees.

We may be unable to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may be inadequate to support our operations

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

To continue to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock options awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Any failure to adequately expand our direct sales force will impede our growth.

We expect to be substantially dependent on our direct sales force to obtain new customers and to manage our customer relationships. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our service will suffer.

If we fail to develop our brand cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of the Lyris brand in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

Widespread blocking or erasing of cookies or limitations on our ability to use cookies may impede our ability to collect information with our technology and reduce the value of that data.

Our technology currently uses cookies, which are small files of information placed on an Internet user’s computer, to collect information about the user’s visits to the websites of our customers. Third-party software and our own technology make it easy for users to block or delete our cookies. Several software programs, sometimes marketed as ad-ware or spyware detectors, block our cookies by default or prompt users to delete or block our cookies. If a large proportion, such as a majority, of users delete or block our cookies, this could undermine the value of the data that we collect for our customers and could negatively impact our ability to deliver accurate reports to our customers, which would harm our business.

Changes in web browsers may also encourage users to block our cookies. Microsoft, for example, frequently modifies its Internet Explorer web browser. Some modifications by Microsoft could substantially impair our ability to use cookies for data collection purposes. If that happens and we are unable to adapt our technology and practices adequately in response to changes in Microsoft’s technology, then the value of our services will be substantially impaired. Additionally, other technologies could be developed that impede the operation of our services. These developments could prevent us from providing our services to our customers or reduce the value of our services.

In addition, laws regulating the use of cookies by us and our customers could also prevent us from providing our services to our customers or require us to employ alternative technology. A European Union Directive currently being implemented by member countries requires us to tell users about cookies placed on their computers, describe how we and our customers will use the information collected and offer users the right to refuse a cookie. Although no European country currently requires consent prior to delivery of a cookie, one or more European countries may do so in the future. If we were required to obtain consent before delivering a cookie or if the use or effectiveness of cookies is limited, we would be required to switch to alternative technologies to collect user profile information, which may not be done on a timely basis, at a reasonable cost, or at all.

We may not realize expected benefits from our acquisition of Lyris.

We expect our acquisition of Lyris to result in additional net revenues for the Company.  Achieving the benefits of our acquisition of Lyris will depend in part on our integration of its operations and personnel, and our demonstration to customers that the acquisition will not result in adverse changes in client service standards.

With respect to the integration of personnel, despite our efforts to retain the key employees of Lyris, we may not be successful, as competition for qualified management and technical employees in Lyris’ industry is intense.  We may also be perceived to have a different corporate culture and these key employees may not want to work for a larger, publicly-traded company.  In addition, competitors may recruit these key employees during the integration process.  As a result, these key employees could leave with little or no prior notice, which could impede the integration process and harm our business, financial condition and operating results.  In connection with the acquisition certain key employees have entered into employment agreements that will restrict their ability to compete with us if they leave. We cannot assure you of the enforceability of these non-competition agreements or that these employees will continue to work with us under their employment agreements.

Lyris is a relatively young company with a limited history of operating results.

Lyris is a relatively young company with no long-term history of developing its internal management and administration processes.  If it cannot continue to develop these internal processes, its long-term results may suffer.

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

We require working capital to fund our business. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

Risks related to our Company and Investment in our Common Stock

Internet-related stock prices are especially volatile and this volatility may depress our stock price or cause it to fluctuate significantly.

The stock market and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include, but are not limited to:

•       actual or anticipated variations in quarterly operating results;

•       announcements of technological innovations by others or us;

•       acceptance by consumers of technologies of companies other than us;

•       the ability to sign new clients and the retention of existing clients;

•       new products or services that we offer;

•       competitive developments including new products or services, or new relationships by our competitors;

•       changes that affect our clients or the viability of their product lines;

•       changes in financial estimates by securities analysts;

•       conditions or trends in the Internet and online commerce industries;

•       global unrest and terrorist activities;

•       changes in the economic performance and/or market valuations of other Internet or online e-commerce companies;

•       required changes in generally accepted accounting principles and disclosures;

•       our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions;

•       additions or departures of key personnel; and

•       sales or other transactions involving our common stock.

Our executive officers and directors have control over our affairs.

As of June 30, 2005 our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 39% of our common stock.  As a group they will likely be able to control our business. These stockholders will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

We are a small company without securities analyst coverage at the present time and there is limited trading of our stock.

Trading markets for common stock rely in part on the research and reports that industry or financial analysts would publish about us or our business. Currently, no securities analysts cover our stock.  As a result, we lack visibility in the market.  In addition, if one or more of the analysts does initiate coverage with an unattractive rating our stock price would likely decline rapidly.  There is also little liquidity in the trading of our stock and therefore it may be more difficult for investors to sell common stock in our company.  Sales of large blocks of stock may have a significantly greater negative impact because of the lack of liquidity.

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

Our ability to use our potential tax benefits in future years will depend upon the amount of our otherwise taxable income. If Lyris generates insufficient taxable income in future years, the NOLs will not be needed or used and therefore will provide no benefit to the Company. If the Company experiences a change of ownership within the meaning of Section

382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

There are uncertainties related to legacy assets and liabilities.

The Company continues to manage a relatively small number of legacy assets and liabilities remaining from the period prior to the sale of its operating businesses in 1999.   These remaining legacy assets consist of restricted cash, old receivables that are the subject of litigation or arbitration, and appeals of Medicare related claims.  The Company has established significant reserves against these assets because of the uncertainty regarding their collectability.

The Company is defending two remaining suits against us. Our management believes that we should prevail on each of these claims against us.  However, there is uncertainty and cost related to the claims.   The outcome of these matters is not possible to predict and the current reserves include only estimates of the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against the Company. For more information regarding these lawsuits, please see Note 12 to our consolidated financial statements.

Provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•                  establish a classified board of directors so that not all members of our board are elected at one time;

•                  provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

•                  require super-majority voting to amend some provisions in our amended and restated certificate of incorporation;

•                  authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•                  provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•                  establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

We will incur significant costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that Lyris did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission, require changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase Lyris’ legal and financial costs.

New accounting standards or interpretations of existing accounting standards could adversely affect our operating results.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize software license revenue in accordance with Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. The American Institute of Certified Public Accountants and the SEC continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. As a result of future interpretations or applications of existing accounting standards, including SOP 97-2 and SOP 98-9, by regulators or our internal or independent accountants, we could be required to delay revenue recognition into future periods, which would adversely affect our operating results.

Certain factors have in the past and may in the future cause us to defer recognition for license fees beyond delivery. Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 establishes new standards on accounting for changes in accounting principles.  Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 143 supersedes Accounting Principles Bulletin (APB) Opinion 2, Accounting for Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance of those pronouncements with respect to amounting for changes in estimates, changes in the reporting entity, and error corrections.  This statement is effective for accounting changes and effort corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.  The Company does not expect adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

In March 2005, the SEC issued SAB No. 107 which offers guidance on SFAS No. 123(R).  SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive.  SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB No. 107 include valuation models, expected volatility and expected term.  The Company expects to apply the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment.  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition.  SFAS No. 123(R) is effective for the Company beginning in the first quarter of fiscal 2006.  The Company expects the adoption of SFAS 123(R) to have an impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153 Exchange of Non-monetary Assets—An Amendment of APB Opinion No. 29.  The provisions of this statement are effective for non monetary asset exchanges occurring in periods beginning after June 15, 2005.  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs that amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, (ARB No. 43) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS No. 151 to have an impact on its consolidated financial statements.

In July 2002, The Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  J.L. Halsey Corporation is a non-accelerated filer and therefore expects to comply with the regulations of Section 404 for its reporting period ending June 30, 2008.

Intellectual Property

We have filed one patent application that covers some of the technology developed for EmailAdvisor.  We enter into confidentiality and proprietary rights agreements with our employees, consultants, and other third parties in order to try to protect our trade secrets and intellectual property.  In recent years, many software companies have filed patents covering their technologies.  Many of these patents have yet to be litigated.  We are aware of one patent application whose owner claims that our software infringes at least one claim in that patent.  We have obtained a license to this patent instead of litigating it. This patent is currently being litigated by a number of defendants in the email marketing business. Others may develop technologies that are similar or superior to our technology and may receive and enforce patents on such technology.

Insurance

The Company currently purchases insurance policies to cover the ongoing liability and property risks arising out of the current operations.

Although the Company purchased professional liability tail coverage insurance for periods prior to the sales of its previous healthcare businesses, the insurer, PHICO Insurance Company, has been declared insolvent and is no longer able to pay claims on behalf of the Company (see “Legal Proceedings”).

Employees

At June 30, 2005, the Company had 48 employees, of which 44 were employed by Lyris and 4 were employed by other subsidiaries of the Company. The Company’s employees are not represented by any labor union and the Company is not aware of any current activity to organize any of its employees.

ITEM 2.                             PROPERTIES

Halsey’s principal office is located at 103 Foulk Rd, Suite 205Q, Wilmington, DE 19803 where Halsey leases approximately 112 square feet of office space. Our subsidiaries lease office space in California, Delaware, Pennsylvania and Nevada.

A summary of our significant leased office facilities are as follows:

Location	Approximate Number of Square Feet Leased	Expiration of Lease

Berkeley, California	11,900	December 2005
King of Prussia, Pennsylvania	2,600	January 2006
Loveland, Colorado	945	November 2006
Simi Valley, California	640	November 2005
North Andover, Massachusetts	400	September 2005
Wilmington, Delaware (Headquarters)	112	September 2005

Our remaining lease obligations as of June 30, 2005 for all of our facilities are $214,445.

ITEM 3.                             LEGAL PROCEEDINGS

Walmsley and Sullivan v. NAHC, Inc. et. al.  During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees against the Company and its officer and directors.  The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims.  The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.  The Company has sued both Walmsley and Sullivan in federal court in Arizona.  This suit claims damages related to bonuses paid to Walmsley and Sullivan. During the third quarter of fiscal 2004 several depositions were completed in this case and more are expected in the near future. The Company received notice on May 6, 2005, that the presiding judge issued an order transferring the matter from the District of Arizona to the Eastern District of Pennsylvania for the convenience of the witnesses. In addition, the order denied the Company’s partial motion for summary judgment on its fraud, negligent misrepresentation and breach of fiduciary duty claim against Walmsley and Sullivan due to a material issue of fact to be resolved at trial. Halsey believes, at present, that it is likely that this case will settle in the second quarter. The Company believes that it has adequately accrued for the costs to defend this case as of June 30, 2005.

NovaCare v. Stratford Nursing Home.  The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved.  Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, has quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of June 30, 2005, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and the Company has reserved an estimate of the cost of litigating this action, but this estimate does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

Uninsured Professional Liability Claims. The Company is a defendant in two professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that state insurance guaranty funds will pay most of the amounts due on the remaining claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund. The Company believes that the other claim will not exceed the amount available to the Company under the applicable state guaranty fund limit. There is no assurance, however, that each of the claims will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company’s stockholders held on April 7, 2005, (the “Annual Meeting”), the following nominee was elected to serve on Halsey’s Board of Directors as a Class III Director until the Annual Meeting of the Company’s Stockholders in 2007 or until his earlier death, resignation or removal from office.

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

William T. Comfort, III	60,266,784	259,024	0	943,826

In addition to Mr. Comfort, David R. Burt, Andrew Richard Blair and Nicholas DeSantis Cuadra continued as directors after the Annual Meeting.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol JLHY.  Trading of the Company’s common stock on OTCBB commenced on December 3, 1999.  The Company’s common stock was traded on the New York Stock Exchange (the “NYSE”) under the symbol NOV until November 22, 1999.  The Company’s common stock traded on the OTCBB under the symbol NAHC until June 17, 2002.  On August 29, 2005 there were 1,266 holders of record of common stock.

The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

	High	Low

Year Ended June 30, 2005:
First Quarter	$0.35	$0.25
Second Quarter	0.38	0.29
Third Quarter	0.35	0.30
Fourth Quarter	0.68	0.27

Year Ended June 30, 2004:
First Quarter	$0.20	$0.11
Second Quarter	0.29	0.16
Third Quarter	0.31	0.19
Fourth Quarter	0.44	0.26

With the exception of 2-for-1 stock splits of common stock affected in the form of stock dividends in June 1987 and July 1991, no other dividends have been paid or declared on common stock since the Company’s initial public offering on November 5, 1986.  The Company does not expect to declare any cash dividends on common stock in the foreseeable future.

On May 6, 2005, the Company sold 773,333 shares of its own common stock held in treasury to certain employees of the Company and Lyris at the then current market price of the stock of $.30 per share.  No underwriters were used in the sale.  The sale was exempt from registration in reliance on Regulation D promulgated under the Securities Act of 1933, as amended, based on the fact that the amount of the offering did not exceed five million dollars, that there were no more than thirty-five purchasers (excluding accredited investors), and that no general solicitation occurred.  Notice of the sale was filed on Form D on May 26, 2005.

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein.

The Company had disposed of its previous healthcare operating segments in 1999.  From that time period until May 11, 2005, the Company’s activities had consisted of managing the legal proceedings against it, attempting to realize its assets, general administrative matters and searching for potential acquisition candidates.

Our results of operations for the year ended June 30, 2005 includes the results of the acquisition of Lyris on May 12, 2005. The selected financial data below includes data of Lyris from May 12, 2005 through the end of our fiscal year of June 30, 2005 only. Accordingly, the accompanying selected financial data for periods prior to May 12, 2005 does not include Lyris and reflects the Company’s assets and liabilities and results of operations as discontinued operations except for its remaining general and administrative activities which were treated as continuing operations. See Note 3 of our consolidated financial statements as of and for the year ended June 30, 2005 for pro forma financial information as if this acquisition had occurred on July 1, 2004 and 2003.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30,
	2005 (1)	2004	2003	2002	2001

Statement of Operations Data:
Revenue	$2,207,099	$—	$—	$—	$—
Gross Profit	1,760,183	—	—	—	—
Loss from continuing operations	(434,492)	(2,186,248)	(3,189,160)	(3,065,542)	(4,575,864)
Gain on disposal of discontinued operations, net of tax	281,030	4,940,828	4,066,677	21,254,826	3,744,466
Income tax provision	(76,781)	—	—	—	—
Net (loss) income	(230,243)	2,754,580	877,517	18,189,284	(831,398)
Loss per share from continuing operations
Basic and diluted	(0.01)	(0.03)	(0.04)	(0.05)	(0.07)
Net (loss) income per share:
Basic and diluted	(0.00)	0.03	0.01	0.28	(0.01)
Weighted average shares used in basic and diluted per share calculation	82,296,880	82,193,063	83,097,263	65,306,280	63,364,280

	As of June 30,
	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$3,101,511	$28,880,201	$23,219,618	$11,631,692	$5,686,950
Total assets	38,823,407	31,643,479	29,142,504	34,502,039	25,225,715
Long term debt (2)	5,600,000	—	—	—	—
Shareholders’ equity	27,081,768	27,080,011	24,325,431	23,114,144	4,872,735

(1)                                  Includes information from Lyris Technologies Inc. as of the acquisition date of May 12, 2005 through June 30, 2005. Amounts in previous years do not include amounts from Lyris.

(2)                                  Represents contingent note payable incurred as part of the acquisition of Lyris Technologies on May 12, 2005.  (See Note 5).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors”, included elsewhere in this report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes.

Overview

Halsey, through its wholly-owned subsidiary, Lyris is a leading email marketing firm.  Lyris’ email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients’ whose email lists require specialized technology in order to effectively communicate with their members and customers.  Lyris offers its email solutions in two forms:  as software that is downloaded and installed on a customer’s computers; and as a hosted solution in which the customer uses Lyris’ software through an internet connection.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million in cash, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris’ achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  With this acquisition, Halsey has become a leading email marketing company with over 5,000 customers worldwide.

Halsey is the successor to NovaCare, which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on NovaCare and its competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics and prosthetics (O&P) and physical rehabilitation and occupational health (PROH) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

Prior to the Lyris acquisition, the Company has spent the past several years maximizing the assets that it had retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses.  The Company has made significant progress on these matters.  The Company has collected virtually all of its receivables other than amounts which are the subject of litigation or arbitration or that have been written off. A subsidiary of the Company has retained four employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the board.  No members of the current board were members prior to the Company selling its operating businesses.

Our Products and Services

ListManager.  Corporations, governments, not-for-profit organizations, political campaigns, athletic teams, and schools have large lists of people with whom they want to communicate by email.  These lists can range from hundreds to thousands to millions of email addresses.  For the past ten years, Lyris has developed and licensed software, called ListManager, which can manage these email address lists. This software enables customers to develop, send and monitor complex email mailings reliably.   The software also permits organizations to design email campaigns that are customized to their members’ preferences. Customers can obtain the benefits of the ListManager functionality in two ways: first by installing software on their corporate network; or second, by logging onto Lyris’ servers via the internet on a so-called “hosted basis.”

Lyris offers hosted email marketing solutions based on the ListManager platform under two brands: ListHosting and SparkList.  These services enable clients to create, send and monitor email campaigns with only a web browser and without the need for their own engineering and equipment support.  For these clients, email administration and security are outsourced and they can manage mailing lists, as well as direct marketing campaigns, newsletters and discussion groups while supported by Lyris’ data facility and technical staff.

Over ninety percent (90%) of Lyris’ revenues come from the licensing of ListManager software, the sale of support and maintenance services for ListManager software and from the licensing of the use of ListManager on a “hosted” basis.

Other Products. In November 2004, Lyris acquired Piper Software company and its EmailAdvisor product.  With this acquisition, Lyris acquired another product that is licensed on a hosted basis.   EmailAdvisor is a deliverability monitoring tool which helps facilitate the delivery of legitimate email while taking into account the complexity of different email programs.   With the tremendous increase in spam (see “Government Regulation” below), many ISPs (internet service providers), network administrators and individuals have begun deploying anti-spam filters to prevent spam from entering their email inboxes.  Many of these anti-spam filters unfortunately block legitimate emails that people want to receive.  EmailAdvisor helps email senders minimize the chance that legitimate email which a member wants to receive is wrongly blocked.

Lyris also sells email security and antispam software.  This product, called MailShield, is a server-based email filtering application that allows organizations to proactively manage and prevent unauthorized inbound and outbound email.  MailShield is used at the enterprise level to block spam and email viruses, prevent relay abuse, by which spammers exploit servers to send their mail, and also filter content contained in outbound mail

Finally, Lyris offers another software product called MailEngine.  MailEngine is an SMTP Mail Transfer Agent (“MTA”).  This is the software that actually sends the email out through the internet’s mail system.  Companies partner MailEngine with their own internal systems to send high volumes of email.

Acquisition of Lyris and Comparability of Operations

Our results of operations for the year ended June 30, 2005 includes the results of the acquisition of Lyris on May 12, 2005. The results of this acquisition must be factored into any comparison of our 2005 results to the results of 2004 and 2003. See note 3 of our consolidated financial statements as of and for the year ended June 30, 2005 for pro forma financial information as if this acquisition had occurred on July 1, 2004 and 2003.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The application of GAAP requires that we make estimates that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  We evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ significantly from these estimates.

We believe that of our significant accounting policies, which are described in Note 2 to our financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

•                  revenue recognition

•                  valuation allowances and reserves

•                  loss contingencies

•                  accounting for acquisitions

•                  accounting for stock-based compensation

•                  accounting for goodwill, long-lived assets and other intangible assets

•                  accounting for income taxes

Revenue Recognition

Lyris recognizes revenue from the following primary sources:  (1) licensing software products; (2) providing customer technical support; and (3) hosted software products.

The Company generally recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (in the case of software licenses, revenue is recognized when the customer is given electronic access to the licensed software); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

The Company recognizes software license revenue in accordance with the provisions of SOP 97-2, Software Revenue Recognition, and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.  The Company generally has multiple element arrangements for its software revenue including software licenses and maintenance. The Company allocates the arrangement fee to each of the elements based on the residual method utilizing vendor specific objective evidence (VSOE) for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for maintenance is generally based on the price the customer would be required to pay when it is sold separately. Fair value for the delivered elements, primarily software licenses and upgrades, is based on the residual amount of the total arrangement fees after deducting the VSOE for the undelivered elements. Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months.

Hosting revenue is recognized monthly based on the usage defined in the agreement.  Excess usage is billed and recognized as revenue as incurred.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

Allowance for Doubtful Accounts

The Company’s policies for allowances for doubtful accounts for its current operations (Lyris) and its previous healthcare discontinued operations are as follows:

Continuing operations

We regularly assess our ability to collect outstanding customer invoices and in so doing must make estimates of the collectibility of accounts receivable.  We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable.  We specifically analyze accounts receivable and historical bad debts experience, and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts.  If any of these factors change, our estimates may also change, which could affect the level of our future provision for doubtful accounts.

Discontinued operations

The Company maintains allowances for the collection of its receivables remaining from discontinued operations.  These allowances are the result of the inability or unwillingness of many of the Company’s former healthcare customers to make payments.  Several of the key industries in which the Company previously operated were severely impacted by the Balanced Budget Act of 1997.  As a result of the provisions of this Act, many of the Company’s former customers went bankrupt and many are nearly insolvent. Currently, the Company has outstanding receivables from a few of these customers and has recorded 100% allowances against these receivables. The Company is pursuing collection from two of its former customers through litigation.

On a quarterly basis, the Company reviews the value of the reserves and adjusts the net value of the receivables to the estimated amount that management expects to realize. When facts and circumstances indicate that an account has been impaired below its current carrying value, the Company will adjust the reserve accordingly.  When a customer files for bankruptcy or other facts and circumstances dictate that the associated receivable will not be collectible at any future period, the Company fully reserves the receivable.  Generally when there has been a significant change in facts or circumstances and it is reasonably assured collectibility of a receivable, the Company will release the associated reserves to support the Company’s change in estimate.

There are a few accounts that make up the Company’s receivables remaining from discontinued operations, all of which are fully reserved because it is highly unlikely that we will collect the money that it is owed.  As a result it is inherently difficult to estimate the amount that the Company will realize upon collection.

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

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process.

Stock-Based Compensation

We have granted stock options at exercise prices that equaled the fair value of our common stock as estimated by our board of directors as of the date of grant.

Goodwill, Long-Lived Assets and Other Intangible Assets

We assess the impairment of identified intangibles, long-lived assets and goodwill at least annually and whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•                  significant underperformance relative to historical or expected projected future operating results;

•                  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•                  significant negative industry or economic trends;

•                  significant decline in our stock price for a sustained period of time; and

•                  our market capitalization relative to net book value

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company performs periodic evaluations of recorded tax assets and liabilities and maintains a valuation allowance if deemed necessary. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting the Company’s financial position or results of operations.

The Company has net operating loss carryforwards.  The realization of any benefit of these loss carryforwards is dependent on future results and the actual amount of these loss carryforwards may change over time.  The Company does not recognize any benefit on its financial statements for any previously incurred losses and will not until it determines that it is more likely than not that it will have taxable income to realize these benefits. Although the Company has reported net income in fiscal years 2004 and 2003 it has not generated taxable income since 1996.

Year Ended June 30, 2005 Compared with the Year Ended June 30, 2004

Revenue

Total revenue was approximately $2,207,000 for the year ended June 30, 2005 compared to none for the year ended June 30, 2004.  All of the revenue for the fiscal year ended June 30, 2005 represents revenue attributable to Lyris for the period May 12, 2005 (acquisition date) through June 30, 2005. The Company had no revenue in fiscal 2004.

Cost of revenue

Cost of revenue was $446,916 for the year ended June 30, 2005 compared to none for the year ended June 30, 2004. All of the Cost of revenue is a result of the acquisition of Lyris on May 12, 2005. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include amortization of intangibles of $103,225 related to developed technology and computer and internet bandwith costs associated with providing our support and hosting services to our customers.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of the Company. Other sales and marketing costs include costs associated with exhibits and tradeshows. Sales and marketing expenses were $290,542 for the year ended June 30, 2005 compared to none for the year ended June 30, 2004. All sales and marketing expenses were incurred by Lyris. The Company had no sales and marketing expenses in fiscal 2004.

General and administrative

General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company. General and administrative expenses were $2,223,179 for the year ended June 30, 2005 compared to $2,424,307 for the prior year.  The primary reason for the decrease of approximately $201,000 included increases of $327,000 in general and administrative expenses for Lyris Technologies from the acquisition date of May 12, 2005 through June 30, 2005, offset by decreases in operating expenses by the parent company of approximately $528,000 primarily as a result of decreases in professional and consulting fees, legal fees, insurance expense and other administrative operating expenses.

Amortization of intangibles

Amortization of intangibles was $197,637 in fiscal year 2005 and none in the previous year. The increase reflects amortization expense related to intangible assets of customer relations and non-compete agreements that are recorded as intangible assets on our balance sheet. The as a result of the acquisition of Lyris on May 12, 2005. See Note 4 for details on intangible assets.

Provision for income taxes

During the year ended June 30, 2005, the Company recorded an income tax provision for the year ended June 30, 2005 of $76,781 which consists of state income taxes on the earnings of one of our subsidiaries. The company has not recorded a provision for federal income taxes due to our federal net operating loss carryforwards of approximately $184 million. See Note 11 for more details regarding our tax carryforwards.

Net income (loss)

Net income (loss) was ($230,243) for the year ended June 30, 2005 compared to $2,754,580 for the previous year. The net loss in 2005 includes net income from Lyris Technologies of $704,000 and a net loss from J.L. Halsey of ($934,000). The net income in fiscal year 2004 of $2,754,580 was primarily the result of a large federal income tax refund received by the Company in July of 2003.

Discontinued Operations

Discontinued Operations. Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999 as well as gains related to federal income tax refunds. Losses primarily include expenses incurred or adjustments to liabilities which were owed by the Company prior to the disposition of the Company’s long-term care services business in fiscal year 2000.

The gain on disposal of discontinued operations was $281,030 compared to $4,940,828 for the prior year. These gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000.  The gain in fiscal year 2005 of $281,030 primarily relates to the collection of previously reserved receivables in the amount of $460,000 and the collection of a federal income tax refund of $400,000, offset by increases in expense accruals of $579,000, to reflect additional legal costs, collection costs and to adjust other liabilities remaining from discontinued operations. The gain in fiscal year 2004 of $4.9 million, primarily relates to income tax related refunds totaling $6 million and decreases in reserves for certain receivables totaling $600,000 principally due to recovery of previously reserved receivables offset by increases in expense accruals of $1.7 million, to reflect additional legal costs, collection costs, and to adjust other liabilities remaining from our discontinued operations. The $6 million of income tax refunds consist of Federal Income tax carryback claims filed by the Company in July 2003 for the tax years ended June 1993 and 1996 as a result of the amendment of our 2001 tax year return. The Company received the tax refunds in the fourth quarter of the fiscal year 2004.

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

The loss before income taxes from continuing operations was $2,186,248 for the year ended June 30, 2004 compared to $3,189,160 for the prior year.  The primary reason for the decrease in the loss was a decrease in general and administrative costs of approximately $1.1 million, offset by a reduction in interest and other income of approximately $100,000.  The decrease in general and administrative expenses include reductions in salaries and wages of $637,000, document storage related costs of $137,000, legal expenses of $481,000, office rent of $50,000 and professional and consulting fees of $48,000 offset by a $250,000 recovery of legal fees from the Company’s directors and officers insurance carrier. The decrease in salaries and wages includes a reduction of $574,000 of non-cash compensation that was recorded in fiscal year 2003. The decrease in general and administrative costs was primarily due to the settlement of legal matters and the general reduction of costs to operate the Company. The non-cash compensation charge was the result of a transaction between a principal stockholder and an officer of the Company.

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

Discontinued Operations

Discontinued Operations. Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999 as well as gains related to federal income tax refunds. Losses primarily include expenses incurred or adjustments to liabilities which were owed by the Company prior to the disposition of the Company’s long-term care services business in fiscal year 2000.

The gain on disposal of discontinued operations was $4,940,828, compared to $4,066,677 for the prior year. These gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000. The gain in fiscal year 2004 of $4.9 million, primarily relates to income tax related refunds totaling $6.0 million and decreases in reserves for certain receivables totaling $600,000 principally due to recovery of previously reserved receivables offset by increases in expense accruals of $1.7 million, to reflect additional legal costs, collection costs, and to adjust other liabilities remaining from our discontinued operations. The $6 million of income tax refunds consist of Federal Income tax carryback claims filed by the Company in July 2003 for the tax years ended June 1993 and 1996 as a result of the amendment of our 2001 tax year return. The Company received the tax refunds in the fourth quarter of the fiscal year 2004. The gain in fiscal year 2003 of $4.1 million, primarily relates to the realization of certain receivables in excess of book value totaling $2.7 million and the reversal of accruals of $1.4 million, net, to reflect the settlement of tax claims, lawsuits and to adjust other liabilities remaining from our discontinued operations.

Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 30, 2005:
Revenue	$—	$—	$—	$2,207,099
Cost of revenue	—	—	—	446,916
Gross Profit	—	—	—	1,760,183
(Loss) Income from continuing operations	(297,033)	(257,156)	(320,380)	440,077
Gain (loss) on disposal of discontinued operations, net of tax	141,782	116,981	(296,735)	319,002
Income tax provision	—	—	—	76,781
Net (loss) income	$(155,251)	$(140,175)	$(617,115)	$682,298
(Loss) gain per share from continuing operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.01
Gain (loss) per share on the disposal of discontinued operations, net of tax	$0.00	$0.00	$(0.00)	$0.00
Net (loss) income per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 30, 2004:
Loss from continuing operations	$(643,275)	$(489,971)	$(606,284)	$(446,718)
Gain (loss) on disposal of discontinued operations, net of tax	618,039	234,444	4,769,150	(680,805)
Net (loss) income	$(25,236)	$(255,527)	$4,162,866	$(1,127,523)
Loss per share from continuing operations basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Gain (loss) per share on the disposal of discontinued operations, net of tax	$0.01	$0.01	$0.06	$(0.02)
Net (loss) income per share – basic and diluted	$(0.00)	$(0.00)	$0.05	$(0.02)

Liquidity and Capital Resources

Liquidity and Cash Flows

Cash and cash equivalents

At June 30, 2005, cash and cash equivalents totaled approximately $3.1 million compared to approximately $28.9 million at June 30, 2004. The decrease in cash was mainly attributable to the Company’s acquisition of Lyris Technologies, Inc. on May 12, 2005.  Cash paid for the acquisition as of June 30, 2005 was $24,706,227, which includes acquisition costs paid as of June 30, 2005 of $806,227.

In fiscal year 2005, the Company sold 773,333 shares of its own common stock held in treasury to certain employees of the Company and Lyris at the current market price of the stock of $.30 per share. This resulted in a cash inflow to the Company in the amount of $232,000 which was recorded as a reduction to Treasury Stock in the equity section of the Company’s balance sheet. In fiscal year 2003, the Company purchased 2 million shares of its own common stock at $0.12 per share and 200 shares at $0.11 per share for a total purchase price of $240,022. Both stock purchases by the Company were made at fair market value at the time of each transaction. This amount has been recorded as Treasury Stock in the equity section of the Company’s balance sheet.

Net Cash Flow from Operating Activities

Net Cash Flow from Operating Activities was approximately ($657,000) for the year ended June 30, 2005. This amount includes a positive cash flow from operations from our Lyris subsidiary of $813,000 for the period May12, 2005 – June 30, 2005, offset by a negative cash flow from operations from the parent company of ($1,470,000). The net cash used resulted from a net loss of ($230,000), changes in working capital assets and liabilities of ($382,000), add-back of gain on disposal of discontinued operations of ($281,000), offset by-non cash items of $236,000 related to depreciation and amortization.

Net Cash Flow from Operating Activities was approximately ($2,355,000) for the year ended June 30, 2004. The net cash used resulted from net income of $2,754,000, changes in working capital assets and liabilities of $7,000, add-back of gain on disposal of discontinued operations of ($4,940,000), reversal of income tax payable of ($187,000), offset by-non cash items of $11,000.

Net Cash Flow from Operating Activities was approximately ($4,683,000) for the year ended June 30, 2003. The net cash used resulted from net income of $877,000, changes in working capital assets and liabilities of ($38,000), add-back of gain on disposal of discontinued operations of ($4,067,000), reversal of income tax payable of ($2,031,000), offset by-non cash items of $576,000.

Net Cash Flow from Investing Activities

Net Cash Flow used in Investing Activities was approximately $24,640,000, for the year ended June 30, 2005, which represented cash paid for the acquisition of Lyris of $24,620,000 and the purchase of property and equipment of $20,000. Net Cash Flow used in Investing Activities was approximately $6,000 for the year ended June 30, 2004, which represented the purchase of property and equipment. Net Cash Flow provided by Investing Activities was approximately $2,003,000 for the year ended June 30, 2003, which represented cash received as a result of the release of restricted cash held by the Company’s former workers compensation insurance carrier in the amount of $2,020,000, offset by the purchase of property and equipment of $17,000.

Net Cash Flow from Financing Activities

Net Cash Flow provided by Financing Activities was $232,000, for the year ended June 30, 2005, which represented cash received as the result of the sale of 773,333 shares of the Company’s common stock held in treasury. Net

Cash Flow used in Financing Activities was ($240,000), for the year ended June 30, 2003, which represented cash paid for the purchase of the Company’s own common stock.

We expect our current cash and cash generated as a result of operations by Lyris will fund our current operations for the foreseeable future. In the event that we decide to purchase additional businesses, our capital requirements may exceed our current resources. In such a case, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

In July 2004, the Company received notification that a former customer had filed for Bankruptcy protection under the U.S. Bankruptcy Code Chapter 11.  The Company may or may not have to return some or all of the amounts that it has collected from this former customer over the two years ended June 30, 2004. The total amount collected by the Company over that time was $2 million. The Company has not recorded a liability at this time since it is not possible to determine if a potential liability is probable based on the information available to us at this time. If in fact the Company is notified in the future by the Bankruptcy Court that an amount must be repaid to the former customer, we believe that we may have legal defenses to support the retention of payments collected from our former customer.

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

Long-Term Contractual Obligations

As of June 30, 2005, the Company had contractual obligations related to operating leases for office space. The following are our contractual commitments and obligations as of June 30, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$214,445	$207,445	$7,000	$—	$—

Uninsured Professional Liability Claims

The Company is a defendant in two professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that state insurance guaranty funds will pay most of the amounts due on the remaining claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund. The Company believes that the other claim will not exceed the amount available to the Company under the applicable state guaranty fund limit. There is no assurance, however, that each of the claims will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

Workers’ Compensation Loss Payments

During the first quarter of fiscal year 2003, the NovaCare workers’ compensation insurance carrier notified the Company that the purchaser of NCES (“the Purchaser”) who is responsible for making certain claim payments required by NovaCare’s insurance policy deductibles had defaulted on those payment obligations.  The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers’ compensation policies of the Purchaser.  In management’s opinion, the deposits held by the insurance carrier are sufficient to pay deductible obligations on the NovaCare policies as well as the unrelated workers’ compensation policies.

Cautionary Statement

Except for historical information, matters discussed above including, but not limited to, statements concerning litigation against the Company, are forward-looking statements that are based on management’s estimates, assumptions and projections.  Important factors that could cause results to differ materially from those expected by management include the outcome and costs of pending legal actions against the Company, and the Company’s ability to identify potential acquisition targets and to successfully complete potential acquisitions.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 establishes new standards on accounting for changes in accounting principles.  Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 143 supersedes Accounting Principles Bulletin (APB) Opinion 2, Accounting for Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance of those pronouncements with respect to amounting for changes in estimates, changes in the reporting entity, and error corrections.  This statement is effective for accounting changes and effort corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.  The Company does not expect adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

In March 2005, the SEC issued SAB No. 107 which offers guidance on SFAS No. 123(R).  SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive.  SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB No. 107 include valuation models, expected volatility and expected term.  The Company expects to apply the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment.  SFAS No.
123 (R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition.  SFAS No. 123(R) is effective for the Company beginning in the first quarter of fiscal 2006.  The Company expects the adoption of SFAS 123(R) to have an impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153 Exchange of Non-monetary Assets—An Amendment of APB Opinion No. 29.  The provisions of this statement are effective for non monetary asset exchanges occurring in periods beginning after June 15, 2005.  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs that amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, (ARB No. 43) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS No. 151 to have an impact on its consolidated financial statements.

In July 2002, The Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management's report.  The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  J.L. Halsey Corporation is a non-accelerated filer and therefore expects to comply with the regulations of Section 404 for its reporting period ending June 30, 2008.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges or for purposes “other than trading,” instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, or commodity price risk. The Company has entered into no forward or futures contracts, purchased no options and entered into no swap arrangements.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of J.L. Halsey Corporation:

We have audited the accompanying consolidated balance sheet of J.L. Halsey Corporation and Subsidiaries as of June 30, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.L. Halsey Corporation and Subsidiaries as of June 30, 2005, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California
September 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of J.L. Halsey Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of J.L. Halsey Corporation and its subsidiaries at June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
September 8, 2004

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,101,511	$28,880,201
Accounts receivable, net of allowances of $9,715 in 2005	1,878,343	—
Prepaid expenses	231,250	57,233
Deferred income taxes	94,663	93,562
Prepaid expenses related to discontinued operations	269,975	216,625
Total current assets	5,575,742	29,247,621
Restricted cash related to discontinued operations	2,234,383	2,385,844
Fixed assets, net	550,992	10,014
Intangible assets, net	12,713,750	—
Goodwill	17,748,540	—
Total assets	$38,823,407	$31,643,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,093,146	$264,174
Income taxes payable	76,781	—
Accrued expenses remaining from discontinued operations	3,112,781	4,205,732
Deferred revenue	1,687,556	—
Total current liabilities	5,970,264	4,469,906
Note payable	5,600,000	—
Accrued interest	76,712	—
Deferred income taxes	94,663	93,562
Total liabilities	11,741,639	4,563,468
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; issued 89,522,280 shares at June 30, 2005 and 2004	895,223	895,223
Additional paid-in capital	275,063,911	275,063,911
Accumulated deficit	(210,495,561)	(205,965,587)
Treasury stock (at cost), 6,555,884 and 7,329,217 shares respectively, at June 30, 2005 and 2004	(38,381,805)	(42,913,536)
Total stockholders’ equity	27,081,768	27,080,011
Total liabilities and stockholders’ equity	$38,823,407	$31,643,479

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2005	2004	2003

Revenues	$2,207,099	$—	$—
Cost of revenue:
Software and services	343,691	—	—
Amortization of intangibles	103,225	—	—
Total cost of revenue	446,916	—	—
Gross profit	1,760,183	—	—
Operating expenses:
General and administrative expenses	2,223,179	2,424,307	3,532,588
Sales & marketing	290,542	—	—
Amortization of intangibles	94,412	—	—
Loss from operations	(847,950)	(2,424,307)	(3,532,588)
Interest income	490,170	238,059	322,956
Interest expense	(76,712)	—	—
Other income	—	—	20,472
Loss from continuing operations	(434,492)	(2,186,248)	(3,189,160)
Gain on disposal of discontinued operations	281,030	4,940,828	4,066,677
Net (loss) income before income taxes	(153,462)	2,754,580	877,517
Income tax provision	76,781	—	—
Net (loss) income	$(230,243)	$2,754,580	$877,517
Loss per share from continuing operations - basic and diluted	$(0.01)	$(0.03)	$(0.04)
Net (loss) income per share - basic and diluted	$(0.00)	$0.03	$0.01
Weighted average number of shares outstanding – basic and diluted	82,296,880	82,193,063	83,097,263

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at June 30, 2002	89,522,280	$895,223	$274,490,119	$(209,597,684)	(5,329,017)	$(42,673,514)	$23,114,144

Treasury stock purchase	—	—	—	—	(2,000,200)	(240,022)	(240,022)

Stock based compensation	—	—	573,792	—	—	—	573,792

Net income	—	—	—	877,517	—	—	877,517

Balance at June 30, 2003	89,522,280	895,223	275,063,911	(208,720,167)	(7,329,217)	(42,913,536)	24,325,431

Net income	—	—	—	2,754,580	—	—	2,754,580

Balance at June 30, 2004	89,522,280	895,223	275,063,911	(205,965,587)	(7,329,217)	(42,913,536)	27,080,011

Treasury stock sale	—	—	—	(4,299,731)	773,333	4,531,731	232,000

Net loss	—	—	—	(230,243)	—	—	(230,243)

Balance at June 30, 2005	89,522,280	$895,223	$275,063,911	$(210,495,561)	(6,555,884)	$(38,381,805)	$27,081,768

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2005	2004	2003
Cash Flow from Operating Activities:
Net (loss) income	$(230,243)	$2,754,580	$877,517
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations, net of tax	(281,030)	(4,940,828)	(4,066,677)
Stock based compensation	—	—	573,792
Depreciation and amortization	236,285	10,702	2,218
Reversal of income tax payable	—	(187,000)	(2,031,399)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(526,115)	—	—
Prepaid expenses	(125,462)	46,304	715,732
Accounts payable and accrued expenses	156,883	(39,155)	(753,983)
Accrued interest	76,712	—	—
Deferred revenue	(40,397)	—	—
Income taxes payable	76,781	—	—
Net cash flows used in continuing operations	(656,586)	(2,355,397)	(4,682,800)
Net cash flows (used in) provided by discontinued operations	(713,810)	8,022,099	14,507,668
Net cash flows (used in) provided by operating activities	(1,370,396)	5,666,702	9,824,868
Cash Flows from Investing Activities:
Continuing operations:
Additions to property and equipment	(20,368)	(6,119)	(16,815)
Payment for business acquired, net of cash acquired	(24,619,926)	—	—
Discontinued operations:
Release of restricted cash	—	—	2,019,895
Net cash flows (used in) provided by investing activities	(24,640,294)	(6,119)	2,003,080
Cash Flows from Financing Activities:
Continuing operations:
Payment for sale (purchase) of treasury stock	232,000	—	(240,022)
Net cash flows provided by (used in) financing activities	232,000	—	(240,022)
Net (decrease) increase in cash and cash equivalents	(25,778,690)	5,660,583	11,587,926
Cash and cash equivalents, beginning of year	28,880,201	23,219,618	11,631,692
Cash and cash equivalents, end of year	$3,101,511	$28,880,201	$23,219,618

Supplemental disclosure of cash flow information:

No cash payments were made for income tax or interest in any of the years ended June 30, 2005, 2004 and 2003.

The accompanying notes are an integral part of the consolidated financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

1.              The Company

Halsey, through its wholly owned subsidiary, Lyris is a leading email marketing firm.  Lyris’ email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients’ whose email lists require specialized technology in order to effectively communicate with their members and customers.  Lyris offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers; and as a hosted solution in which the customer uses Lyris’ software through an internet connection.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris’ achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable of $5.6 million as a non-current liability on our Balance Sheet as of June 30, 2005. With this acquisition, Halsey has become a leading email marketing company with over 5,000 customers worldwide.

Halsey is the successor to NovaCare, which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services.  The changes to Medicare reimbursement in the late 1990’s had deleterious effects on NovaCare and its competitors and customers.  The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics and prosthetics (O&P) and physical rehabilitation and occupational health (PROH) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

NovaCare sold its name as part of the sale of the PROH business and subsequently changed its name to NAHC, Inc..  On June 18, 2002, in a transaction approved by NAHC’s stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary.   The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company’s common stock in order to preserve the Company’s net operating losses.

Prior to the Lyris acquisition, the Company has spent the past several years maximizing the assets that it had retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses.  The Company has made significant progress on these matters.  The Company has collected virtually all of its receivables other than amounts which are the subject of litigation or arbitration or that have been written off. A subsidiary of the Company has retained four employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the board.  No members of the current board were members prior to the Company selling its operating businesses.

2.              Summary of Significant Accounting Policies

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

Cash and Cash Equivalents: The Company’s holdings consist of cash in banks. These holdings are recorded on the Company’s balance sheet at current value, which includes cost plus earned interest.  The Company maintains cash balances with banks in excess of FDIC insured limits. The Company limits credit risk by maintaining accounts with financial institutions of high credit standing.

Restricted Cash

The Company’s restricted cash balances consist of the following:

	June 30, 2005	June 30, 2004
Cash balance in support of self-insured workers compensation liabilities	$2,234,383	$2,385,844

The restricted cash accounts are a result of an agreement between Halsey and its previous workers compensation insurance carriers from our previous healthcare discontinued operations and are restricted at the discretion of the insurance carriers. The Company has been working with the insurance carriers to settle the seven remaining workers compensation claims. The change in the restricted cash balance represents a release of the restricted cash that was received by the Company in fiscal year 2005 in the amount of $176,277 offset by interest income of $24,816.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two years to seven years, or the lease term, if applicable. Repair and maintenance costs are expensed in the period incurred.

Revenue Recognition

Lyris recognizes revenue from the following primary sources:  (1) licensing software products; (2) providing customer technical support; and (3) hosted software products.

The Company generally recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (in the case of software licenses, revenue is recognized when the customer is given electronic access to the licensed software); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

The Company recognizes software license revenue in accordance with the provisions of SOP 97-2, Software Revenue Recognition, and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.  The Company generally has multiple element arrangements for its software revenue including software licenses and maintenance. The Company allocates the arrangement fee to each of the elements based on the residual method utilizing vendor specific objective evidence (VSOE) for the undelivered elements, regardless of any separate prices stated within the contract for each element. VSOE for maintenance is generally based on the price the customer would be required to pay when it is sold separately. Fair value for the delivered elements, primarily software licenses and upgrades, is based on the residual amount of the total arrangement fees after deducting the VSOE for the undelivered elements. Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months.

Hosting revenue is recognized monthly based on the usage defined in the agreement.  Excess usage is billed and recognized as revenue as incurred.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

Segment Reporting

In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. We are not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, we operate as one operating segment and report applicable enterprise-wide disclosures.

Allowance for Doubtful Accounts

The Company’s policies for allowances for doubtful accounts for its current operations (Lyris) and its previous healthcare discontinued operations are as follows:

Continuing operations

We regularly assess our ability to collect outstanding customer invoices and in so doing must make estimates of the collectibility of accounts receivable.  We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable.  We specifically analyze accounts receivable and historical bad debts experience, and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts.  If any of these factors change, our estimates may also change, which could affect the level of our future provision for doubtful accounts.

Discontinued operations

The Company maintains allowances for the collection of its receivables remaining from discontinued operations.  These allowances are the result of the inability or unwillingness of many of the Company’s former healthcare customers to make payments.  Several of the key industries in which the Company previously operated were severely impacted by the Balanced Budget Act of 1997.  As a result of the provisions of this Act, many of the Company’s former customers went bankrupt and many are nearly insolvent. Currently, the Company has outstanding receivables from a few of these customers and has recorded 100% allowances against these receivables. The Company is pursuing collection from two of its former customers through litigation.

On a quarterly basis, the Company reviews the value of the reserves and adjusts the net value of the receivables to the estimated amount that management expects to realize. When facts and circumstances indicate that an account has been impaired below its current carrying value, the Company will adjust the reserve accordingly.  When a customer files for bankruptcy or other facts and circumstances dictate that the associated receivable will not be collectible at any future period, the Company fully reserves the receivable.  Generally when there has been a significant change in facts or circumstances and it is reasonably assured collectibility of a receivable, the Company will release the associated reserves to support the Company’s change in estimate.

There are a few accounts that make up the Company’s receivables remaining from discontinued operations, all of which are fully reserved because it is highly unlikely that we will collect the money that it is owed.  As a result it is inherently difficult to estimate the amount that the Company will realize upon collection.  In the fourth quarter of fiscal year 2005, the Company collected $410,000 from a previous customer.  The Company also wrote off fully reserved receivables totaling $169,317.

Loss Contingencies: The Company records estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, the Company discloses such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment.  If we had used different assumptions, the amount of loss contingencies recorded could have differed materially.  In particular, the Company has estimated that the Walmsley case will not result in a judgment against the Company.  If the outcome of the litigation is more adverse to the Company than management currently expects, then the Company may have to record additional charges in the future and such charges could be significant.  See Note 13 for details on contingencies.

Accounting for Acquisitions: Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process.

Stock-Based Compensation: Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans since all options issued were for a fixed number of shares and had fixed exercise prices equal to the fair market value of the common stock on the grant date. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the year ended June 30, 2005 would have been increased to the pro forma amounts indicated below:

Year ended June 30, 2005
Net income (loss):
As reported	$(230,243)
Deduct: Pro forma stock compensation expense	(39,891)
Pro forma	$(270,134)
Net income (loss) per share—basic
As reported	$(0.00)
Pro forma	(0.00)
Net income (loss) per share—diluted
As reported	$(0.00)
Pro forma	(0.00)

The Company’s board of directors approved the J.L. Halsey Corporation 2005 Equity Based Compensation Plan on May 6, 2005. The plan provides for 13,200,000 shares to be made available to employees, directors and consultants of the Company. See Note 12 for more information regarding the Equity Based Compensation Plan.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	5 years
Expected Volatility	97%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	3.57%

Goodwill, Long-Lived Assets and Other Intangible Assets: We assess the impairment of identified intangibles, long-lived assets and goodwill at least annually and whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•                  significant underperformance relative to historical or expected projected future operating results;

•                  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•                  significant negative industry or economic trends;

•                  significant decline in our stock price for a sustained period of time; and

•                  our market capitalization relative to net book value

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Accounts and Notes Receivables Remaining from Discontinued Operations: At June 30, 2005, the accounts and notes receivables remaining from discontinued operations primarily consist of trade accounts receivable and Medicare related receivables which were owed to the Company prior to the disposition of the Company’s healthcare operating segments in 1999.  The Company has reserved these receivables at 100% to reduce these assets to their net realizable value of zero as the Company believes that it is not likely to collect any of these amounts. Adjustments to reserves are charged or credited to gain (loss) on discontinued operations, net of tax.

Accrued Expenses Remaining from Discontinued Operations: At June 30, 2005, the accrued expenses remaining from discontinued operations primarily consist of liabilities which arose prior to or as a result of the disposition transactions. These liabilities include workers compensation, uninsured professional liability claims and credit and collection expenses. The Company adjusts these accrual amounts based on current information available to management and these adjustments are charged or credited to gain (loss) on discontinued operations, net of tax.

Income Taxes:  The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Valuation allowances are provided against deferred tax assets which are unlikely to be realized as of the end of relevant reporting period.

Net Income (Loss) Per Share:  Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is calculated using basic EPS adjusted for the effects of stock options and convertible debt if such instruments are dilutive.

The diluted loss per common share calculated for the year ended June 30, 2005, excludes the effects of 6,370,000 options outstanding.  This amount was excluded since its inclusion would be anti-dilutive.  The Company had no outstanding options as of June 30, 2004 or 2003.

Comprehensive Income (Loss): For fiscal years 2005, 2004 and 2003 the Company’s comprehensive income or loss consists only of net income or loss.

3.  Acquisition of Lyris Technologies, Inc.

As discussed in Note 1, on May 12, 2005 the Company acquired Lyris Technologies, Inc. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lyris have been included in the consolidated financial statements commencing on the date of acquisition. In connection with the acquisition, the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Description	May 12, 2005
Assets:
Cash	$86,301
Trade receivables	1,038,898
Other current assets	361,885
Property and equipment	559,258
Goodwill	17,748,540
Trademarks and intangible assets	12,911,387
Total assets acquired	32,706,269
Liabilities:
Accounts payable and accrued expenses	320,065
Deferred revenue	1,727,953
Total liabilities	2,048,018
Net assets acquired	$30,658,251

Represented by:
Cash paid at closing	$23,900,000
Acquisition costs	1,023,430
Working capital adjustment	134,821
Note payable	5,600,000
$30,658,251

The following table represents pro-forma financial information as if the acquisition took place on the first day of the fiscal year in which the acquisition occurred and the first day of the fiscal year prior to the actual fiscal year of acquisition.

	2005	2004
Total revenue	$12,562,157	$10,815,171
Net income (loss)	1,656,969	4,495,244
Basic net income (loss) per share	$0.02	$0.05
Diluted net income (loss) per share	$0.02	$0.05

4.              Intangible Assets

Intangible assets consist of the following at June 30:

2005
Customer relations	$4,113,161
Developed technology	4,078,226
8,191,387
Less: accumulated amortization	(197,637)
7,993,750
Trade names	4,720,000
Total intangible assets	$12,713,750

The following table outlines the Company’s intangible assets, by acquisition, as of June 30, 2005:

	Gross amount	Accumulated amortization	Balance at June 30, 2005
Lyris Technologies:
Customer relationships	$3,900,000	$(81,251)	$3,818,749
Developed technology	3,800,000	(94,999)	3,705,001
Tradenames	4,400,000	—	4,400,000
Subtotal	12,100,000	(176,250)	11,923,750

Piper Software:
Developed technology	278,226	(8,226)	270,000
Subtotal	278,226	(8,226)	270,000

Sparklist:
Customer relationships	213,161	(13,161)	200,000
Tradenames	320,000	—	320,000
Subtotal	533,161	(13,161)	520,000

Grand Total	$12,911,387	$(197,637)	$12,713,750

Amortization expense for the year ended June 30, 2005 was $197,637. During the year ended June 30, 2005, $103,225 of amortization expense was classified as cost of revenue and relates to the amortization of developed technology.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of June 30, 2005 is as follows:

Fiscal Year	Customer relationships, and trade names	Developed Technology	Total
2006	$746,004	$819,996	$1,566,000
2007	746,004	819,996	1,566,000
2008	658,004	819,996	1,478,000
2009	650,004	819,996	1,470,000
2010	650,004	695,017	1,345,021
2011	568,729	—	568,729
Total	$4,018,749	$3,975,001	$7,993,750

The following table outlines the Company’s goodwill, by acquisition, as of June 30, 2005:

Description	Goodwill Amount

Lyris Technologies	16,763,460
Piper Software	985,080

Total	$17,748,540

5.              Note Payable

Commodore Resources, (Nevada) Inc, a wholly-owned subsidiary of the Company, executed a promissory note with The John Buckman and Jan Hanford Trust in the amount of $5.6 million as part of the acquisition of Lyris Technologies on May 12, 2005.  The note bears interest at the rate of 10% per annum. The note and accrued interest become due on May 12, 2007 subject to the following conditions:

•                  Total Revenue of Lyris Technologies for the twelve month periods ended March 31, 2006 and 2007, taken in the aggregate, must be equal to or greater than $24 million.

•                  If total revenues for the twelve month periods ended March 31, 2006 and 2007, taken in the aggregate, are less than $24 million but greater than or equal to $16 million, then the interest and principal due shall be ratably reduced.

•                  If total revenues for the twelve month periods ended March 31, 2006 and 2007, taken in the aggregate, are less than $16 million, then no amounts of interest and principal shall be due under the terms of this note.

•                  The amount due on this note shall also be reduced for any royalty payments that the Company is required to make under the terms of the License Agreement between the Company and Digital Impact, Inc.

•                  The Company has accrued $76,712 of interest owed on this note as of June 30, 2005 and recorded this amount as interest expense in the statement of operations for the year ending June 30, 2005.

6.              Discontinued Operations

At June 30, 2005 and 2004, assets and liabilities from discontinued operations consisted of:

	June 30, 2005	June 30, 2004
Restricted cash in support of workers compensation liabilities	$2,234,383	$2,385,844
Prepaid expenses pertaining to insurance deposits	269,975	216,625
Accounts receivable remaining from discontinued operations	1,109,296	1,688,613
Allowance for doubtful accounts remaining from discontinued operations	(1,109,296)	(1,688,613)
Total assets related to discontinued operations	$2,504,358	$2,602,469

Accrued expenses remaining from discontinued operations	3,112,781	4,205,732
Taxes payable related to discontinued operations	—	—
Total liabilities related to discontinued operations	$3,112,781	$4,205,732

The accounts receivables remaining from discontinued operations as of June 30, 2005 consisted primarily of trade accounts receivable and Medicare related receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. At June 30, 2005, the Company believes that the probability of collecting these receivables is low and the Company will most likely cease its collection efforts in the next few quarters, therefore the Company has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection.

The decrease in accounts receivable remaining from discontinued operations from $1,688,613 to $1,109,296 is the result of a collection of a fully reserved receivable from a former customer in the amount of $410,000 as well as the write off of fully reserved receivables totaling $169,317.

The accrued expenses remaining from discontinued operations primarily consist of liabilities, which arose prior to or as a result of the disposition transactions.  These liabilities include costs for litigation, workers compensation claims, professional liability claims, and other liabilities.

The Company accrues an estimate of the legal costs necessary to defend itself against legal claims related to its discontinued operations. The costs of litigation are difficult to estimate because of the high variability of possible outcomes. As a result, the actual costs could differ significantly from these estimates.

The $281,000 gain on disposal of discontinued operations recorded in fiscal year 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist of decreases in reserves for certain receivables totaling $460,000 and income tax refunds totaling $400,000, offset by increases in expense accruals of $579,000, to reflect additional costs related to collections, legal costs, lawsuits (see Note 13), and to adjust other liabilities remaining from discontinued operations.

The $4.9 million gain on disposal of discontinued operations recorded in fiscal year 2004 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of income tax related refunds totaling $6 million and decreases in reserves for certain receivables totaling $600,000 principally due to recovery of previously reserved receivables, offset by increases in expense accruals of $1.7 million, to reflect additional costs related to collections, legal costs, lawsuits (See Note 12), and to adjust other liabilities remaining from our discontinued operations. The $6 million of income tax refunds consist of federal income tax carryback claims filed by the Company in July 2003 for the tax years ended June 1993 and 1996 as a result of the amendment of our 2001 tax year return. The Company received the tax refunds in the fourth quarter of the fiscal year 2004.

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

7.  Net (Loss) Income Per Share

The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-diluted:

	Years Ended June 30,
	2005	2004	2003
Revenue	$2,207,099	$—	$—
Cost of revenue	446,916	—	—
Gross profit	1,760,183	—	—
Loss from continuing operations	(434,492)	(2,186,248)	(3,189,160)
Gain on disposal of discontinued operations	281,030	4,940,828	4,066,677
Provision for income taxes	(76,781)	—	—
Net (loss) income	$(230,243)	$2,754,580	$877,517

Weighted average shares outstanding:
basic and diluted	82,296,880	82,193,063	83,097,263
Loss per share from continuing operations – basic and diluted	$(0.01)	$(0.03)	$(0.04)
Income per share on disposal of discontinued operations – basic and diluted	0.01	0.06	0.05
Net (loss) income per share – basic and diluted	$(0.00)	$0.03	$0.01

The diluted loss per common share calculated for the year ended June 30, 2005 excludes the effects of 6,370,000 options outstanding.  This amount was excluded since its inclusion would be anti-dilutive.  The Company had no outstanding options as of June 30, 2004 or 2003.

8.              Property and Equipment

Fixed assets consist of the following at June 30:

	As of June 30,
	2005	2004
Computers	$502,241	$22,934
Furniture and fixtures	15,726	—
Leasehold improvements	5,887	—
Software	60,872	—
Other equipment	17,834	—
Total Cost	602,560	22,934
Less: accumulated depreciation	(51,568)	(12,920)
Net property and equipment	$550,992	$10,014

The increase in property and equipment is the direct result of the acquisition of Lyris on May 12, 2005. Depreciation expense for the years ended June 30, 2005, 2004 and 2003 was $38,648, $10,702, and $2,218, respectively.  Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two years to seven years, or the lease term, if applicable. Repair and maintenance costs are expensed in the period incurred.

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

	As of June 30,
	2005	2004
Accounts payable	$826,785	$222,721
Accrued compensation and benefits	266,361	41,453
Total	$1,093,146	$264,174

10.  Operating Leases

The Company has various non-cancelable operating leases for office space that expire at various times through 2007.

2006	$207,445
2007	$7,000
Total	$214,445

Total rent expense charged to operations was $147,211, $96,227 and $146,176 in fiscal 2005, 2004 and 2003, respectively.

11.   Income Taxes

The components of federal and state income tax expense as of June 30, 2005, 2004 and 2003 were as follows:

	Years ended June 30,
	2005	2004	2003
Current
Federal	$—	$—	$—
State	110,832	—	—

Deferred	—	—
Federal	—	—	—
State	(34,051)	—	—

Total income tax expense	$76,781	$—	$—

The components of net deferred tax assets (liabilities) as of June 30, 2005 and 2004 were as follows:

	As of June 30,
	2005	2004
Accruals and reserves not currently deductible for tax purposes	$1,867,162	$2,322,282
Net operating loss, capital loss and tax credit carryforwards	72,942,040	87,221,106
Gross deferred tax assets	74,809,202	89,543,388
Valuation allowance	(74,714,539)	(89,449,826)
Net deferred tax assets	94,663	93,562
Other, net	(94,663)	(93,562)
Gross deferred tax liabilities	(94,663)	(93,562)
Net deferred tax asset (liability)	$—	$—

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to federal and state net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carryforwards that may not be realized.

The Company has federal net operating loss carryforwards of approximately $184 million and a capital loss carryforward of approximately $11 million to offset future taxable income and taxable gains.  The net operating loss carryforwards expire principally in 2018. The capital loss carryforwards expire in 2007 and 2008. In addition, the Company has state net operating loss carryforwards of approximately $10 million, which begin to expire in 2018. The change in the valuation allowance was an increase of $1,101 for the year ended June 30, 2005 and there was no change in the valuation allowance for the year ended June 30, 2004. The increase in 2005 is a result of the Company adjusting its deferred tax asset and respective valuation allowance to eliminate state net operating loss carryforwards that are no longer available to the Company. If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

The reconciliation of the expected tax (benefit) expense (for income from continuing operations before income taxes) to actual tax (benefit) expense was as follows:

	Years Ended June 30,
	2005	2004	2003

Expected federal income tax expense (benefit) at statutory rate	$(92,211)	$(765,187)	$(1,116,206)
State income taxes, net of federal benefit	76,781	(56,777)	(156,922)
Expiration of capital loss carryover	(12,762,623)	—	—
Reduction in state NOL carryover	(1,296,315)	—	—
Nondeductible stock-based compensation	—	—	200,827
Effect of valuation allowance on current year losses	14,734,186	821,964	1,072,301
Amortization of intangible assets	81,031	—	—
Refund of federal income tax	(150,898)	—	—
Other, net	(513,170)	—	—
	$76,781	$—	$—

The amount of income taxes refunded during fiscal 2005, 2004 and 2003 amounted to $368,045, $5,865,651, and $13,374,065 respectively. The amount of income taxes paid during fiscal 2005, 2004 and 2003 totaled $11,980, $38,040 and $45,300 respectively.

12. Benefit Plans

Stock Option Plan

The Company established the J.L. Halsey Corporation 2005 Equity Based Compensation Plan (“Equity Based Compensation Plan”) on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors, and consultants of the Company. Stock options issued in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly, or annually and all within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000. At June 30, 2005, there were 6,830,000 shares available for grant under the Equity Based Compensation Plan.

The Company’s previous stock option plans were terminated by the Company’s Board of Directors on April 17, 2003.

The following summarizes the activity of the stock option plan:

	Shares	Weighted Average Option Price

Outstanding at June 30, 2004	—	$—
Granted	6,370,000	0.31
Exercised	—	—
Canceled	—	—
Outstanding at June 30, 2005	6,370,000	0.31
Exercisable at June 30, 2005	—	$—

The following table summarizes information about stock options outstanding at June 30, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.00 to 0.30	6,125,000	9.85 years	$0.30	—	$—
$0.31 to 0.46	245,000	9.93 years	$0.46	—	$—
$0.00 to 0.46	6,370,000		$0.31	—	$—

In September 2002, an officer and principal stockholder of the Company granted an option to a director and principal stockholder of the Company to purchase 4,170,000 shares of common stock of the J.L Halsey Corporation from the officer for $0.04 per share.  Under the guidance provided by the American Institute of Certified Public Accountants (“AICPA”) Accounting Interpretation No. 1 to Accounting Principles Board (“APB”) 25, such transaction is viewed to be a transaction of the Company and would require the Company to record a charge for the excess, if any, of the market price of the shares over the exercise price of the options.  At the time of the grant, the exercise price of the options equaled the market price of the shares and, therefore this transaction had no effect on the Company’s results of operations.

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

13.  Commitments and Contingencies

Walmsley and Sullivan v. NAHC, Inc. et. al.  During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees against the Company and its officer and directors.  The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims.  The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.  The Company has sued both Walmsley and Sullivan in federal court in Arizona.  This suit claims damages related to bonuses paid to Walmsley and Sullivan. During the third quarter of fiscal 2004 several depositions were completed in this case and more are expected in the near future. The Company received notice on May 6, 2005, that the presiding judge issued an order transferring the matter from the District of Arizona to the Eastern District of Pennsylvania for the convenience of the witnesses. In addition, the order denied the Company’s partial motion for summary judgment on its fraud, negligent misrepresentation and breach of fiduciary duty claim against Walmsley and Sullivan due to a material issue of fact to be resolved at trial. Halsey believes, at present, that it is likely that this case will settle in the second quarter.  The Company believes that it has adequately accured for the costs to defend this case as of June 30, 2005.

NovaCare v. Stratford Nursing Home.  The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved.  Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, has quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of June 30, 2005, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and the Company has reserved an estimate of the cost of litigating this action, but this estimate does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

Other Miscellaneous Cases and Claims

Miscellaneous Claims. The Company has recorded reserves to pay several dozen small claims (most will be $50,000 or less) that it has identified related to two of its previous operating businesses.

Uninsured Professional Liability Claims. The Company is a defendant in two professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a

Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that state insurance guaranty funds will pay most of the amounts due on the remaining claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund. The Company believes that the other claim will not exceed the amount available to the Company under the applicable state guaranty fund limit. There is no assurance, however, that each of the claims will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.

Workers’ Compensation Loss Payments

During the first quarter of fiscal year 2003, the NovaCare workers’ compensation insurance carrier notified the Company that the purchaser of NCES (“the Purchaser”) who is responsible for making certain claim payments required by NovaCare’s insurance policy deductibles had defaulted on those payment obligations.  The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers’ compensation policies of the Purchaser.  In management’s opinion, the deposits held by the insurance carrier are sufficient to pay deductible obligations on the NovaCare policies as well as the unrelated workers’ compensation policies.

Employment Agreements

Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as the Company’s Chief Executive Officer.  The original term of the agreement expired on May 5, 2005, and was subsequently extended for one year though May 5, 2006.  Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000.  The agreement requires Mr. Burt to devote at least 50% of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer, in as much as Mr. Burt also served, until December 2003, as president, chief executive officer and a director of Ergo Science Corporation.  Mr. Burt resigned from all positions with Ergo in December 2003 and now devotes all of his business time to his duties as an officer and director of the Company.

Effective May 12, 2005, Lyris entered into an employment agreement with Luis A. Rivera, to serve as President and Chief Executive Officer. The term of the agreement is for five years and expires on May 12, 2010. Pursuant to the agreement, Mr. Rivera receives an annual base salary of $200,000 and will be eligible to receive a quarterly performance bonus based on the profitability of the Company. In addition, Mr. Rivera received an award of 3,600,000 Company stock options, which will vest ratably over four years on a quarterly basis.  The terms of Mr. Rivera employment are contained in an employment agreement between Lyris and Mr. Rivera dated May 12, 2005.

On August 29, 2005, Joseph Lambert joined the Company as Vice President and Controller and Lyris, as Financial Controller.  Mr. Lambert will receive an annual base salary of $125,000 and will be eligible to receive an annual merit bonus of up to 25% of his base salary.  In addition, Mr. Lambert will receive an award of 250,000 Company stock options, which will vest ratably over four years.  The terms of Mr. Lambert’s employment are contained in an offer letter, dated August 2, 2005 from Lyris, and an employment agreement between Lyris and Mr. Lambert dated August 29, 2005.

14.  Quarterly Results (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Year Ended June 30, 2005:
Revenue	$—	$—	$—	$2,207,099
Cost of revenue	—	—	—	446,916
Gross Profit	—	—	—	1,760,183
(Loss) Income from continuing operations	(297,033)	(257,156)	(320,380)	440,077
Gain (loss) on disposal of discontinued operations, net of tax	141,782	116,981	(296,735)	319,002
Income tax provision	—	—	—	76,781
Net (loss) income	$(155,251)	$(140,175)	$(617,115)	$682,298
(Loss) income per share from continuing operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.01
Gain (loss) per share on the disposal of discontinued operations, net of tax	$0.00	$0.00	$(0.00)	$0.00
Net (loss) income per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Year Ended June 30, 2004:
Loss from continuing operations	$(643,275)	$(489,971)	$(606,284)	$(446,718)
Gain (loss) on disposal of discontinued operations, net of tax	618,039	234,444	4,769,150	(680,805)
Net (loss) income	$(25,236)	$(255,527)	$4,162,866	$(1,127,523)
Loss per share from continuing operations basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Gain (loss) per share on the disposal of discontinued operations, net of tax	$0.01	$0.01	$0.06	$(0.02)
Net (loss) income per share – basic and diluted	$(0.00)	$(0.00)	$0.05	$(0.02)

(1)          Includes fourth quarter 2005 gains (losses) on disposal of discontinued operations of:

•                  $425,000 to reduce reserves for collection of receivables

•                  $8,000 to reduce liability accruals pertaining to the Company’s professional liability insurance liabilities.

•                  $(44,000) to increase liability accruals pertaining to costs associated with lawsuits.

•                  $(30,000) to increase accruals pertaining to the Company’s workers compensation liability.

•                  $(13,000) to increase liability accruals pertaining to the Company’s collection related costs.

•                  $(27,000) relating to other miscellaneous expenses.

(2)          Includes fourth quarter 2004 gains (losses) on disposal of discontinued operations of:

•                  $(80,000) to increase liability accruals pertaining to the Company’s collection related costs.

•                  $(765,000) to increase liability accruals pertaining to costs associated with lawsuits.

•                  $(10,000) to increase accruals pertaining to the Company’s workers compensation liability.

•                  $109,000 to adjust the reserves against some of the Company’s accounts and notes receivables to reflect revised expectations of collectibility

•                  $65,000 to reduce accruals pertaining to the Company’s professional liability insurance liabilities.

15.  VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2005, 2004 and 2003

Description	Balance At Beginning of Period	Charged To Costs and Expenses	Other		Deductions		Balance At End of Period

Year ended June 30, 2005:
Allowance for uncollectible accounts	$1,688,613	$12,320	$(400,285	)(1)	$(181,637	)(3)	$1,119,011	(4)

Year ended June 30, 2004:
Allowance for uncollectible accounts	$2,386,252	—	$(553,477	)(2)	$(144,162	)(3)	$1,688,613

Year ended June 30, 2003:
Allowance for uncollectible accounts	$8,479,118	—	$(1,924,011	)(2)	$(4,168,855	)(3)	$2,386,252

(1)                                  Primarily the collection of previously reserved amounts.
(2)                                  Primarily related to changes in reserve estimates for receivables remaining from discontinued operations.

(3)                                  Primarily write-offs.

(4)                                  Includes allowances for uncollectible accounts for Lyris of $9,715 and for the Halsey discontinued operations of $1,109,296.

52

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 8, 2005, the Audit Committee of the Board of Directors of Halsey announced that it had appointed Burr, Pilger & Mayer LLP as its new independent registered accounting firm to audit its financial statements for the year ending June 30, 2005.

Also on June 8, 2005, the Audit Committee of the Board of Directors of Halsey dismissed PricewaterhouseCoopers LLP as its independent registered accounting firm. PricewaterhouseCoopers LLP has audited our financial statements for the fiscal year ended June 30, 2004 and for the preceding five fiscal years.

The reports issued by PricewaterhouseCoopers LLP on Halsey’s financial statements for the past two fiscal years ended June 30, 2004 and 2003 did not contain any adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

As reported in the Company’s Report on Form 8-K filed on June 14, 2005, during Halsey’s fiscal years ended June 30, 2004 and 2003 and through June 8, 2005, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with its reports.

The Registrant has had no changes in or disagreements with its independent accountants.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on an evaluation as of the end of the period covered by this annual report on Form 10-K, the Company’s principal executive officer and acting principal financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) are effective in timely providing management with material information required to be disclosed by the Company in its filings under the Exchange Act.

Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, its internal controls during the fourth quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Position	Age
William T. Comfort, III	Chairman of the Board of Directors and Director	39
David R. Burt	Chief Executive Officer, President, Acting Chief Financial Officer, Secretary, Treasurer and Director	42
Andrew Richard Blair	Director	72
Nicolas DeSantis Cuadra	Director	39
Luis A. Rivera	Chief Operating Officer	34
Joseph Lambert	Vice President, Controller	44

No family relationships exist among any of the directors or executive officer of the Company.  Executive officers serve at the discretion of the Company’s Board of Directors.

William T. Comfort, III has served as a director of the Company since June 2002, and Chairman of the Board since November 12, 2002.  Mr. Comfort was a private equity investor with CVC Capital Partners, a leading private equity firm based in London, England, from February 1995 until December 2000.  From February 2001 to February 2003 he served as a consultant to Citicorp Venture Capital (“CVC”).  He is now principal of Conversion Capital Partners Limited, an investment fund headquartered in London, England.  Mr. Comfort has served as a member of the board of directors of Ergo Science Corporation since January 2001. Mr. Comfort also served as a director of numerous public and private companies as a representative of CVC Capital Partners and CVC from which he has resigned.  Mr. Comfort received his J.D. and L.L.M. in tax from New York University School of Law.

David R. Burt has been Chief Executive Officer, President and Secretary of the Company and its predecessor since May 4, 2000, Treasurer since January 14, 2002, and a director since June 7, 2000.  Mr. Burt previously served as a Class III director of the Company until January 31, 2004, when he resigned that position and was reappointed as a Class II director to fill the vacancy on the Board of Directors created by the resignation of Charles E. Finelli.  Mr. Burt was also President, Chief Executive Officer, Secretary, and a director of Ergo Science Corporation, a biopharmaceutical company, until his resignation in December 2003.  Mr. Burt had served in various capacities with Ergo since joining that company in March 1993.  Mr. Burt received a B.A. in government from Dartmouth College and a J.D. from the University of Maryland Law School.  Before attending law school, Mr. Burt worked on the staff of United States Senator Paul S. Sarbanes.

Andrew Richard Blair has been a director of the Company since November 12, 2002.  He is a founder of Freimark Blair & Company, Inc., a broker-dealer research boutique.  Mr. Blair has served as President, Chief Executive Officer, Chief Financial Officer and as a director of Freimark Blair since January 1983.  Mr. Blair received his B.S. in Science and Business Administration from Wake Forest University.

Nicolas DeSantis Cuadra has been a director of the Company since January 16, 2003.  Mr. DeSantis has served since January 2003 as the Chief Executive Officer of London-based Twelve Stars Communications, an international brand business consulting firm, which Mr. DeSantis founded in 1994.  He previously served as the Chief Executive Officer of Twelve Star from 1994 until December 1998.  From December 2000 until January 2003, Mr. DeSantis served as the marketing director of OPODO Ltd., an online travel portal owned by several European-based airlines.  From January 1999 until December 2000 Mr. DeSantis served as Senior Vice President and Chief Marketing Officer of Beenz.com.  Mr. DeSantis received a degree in economics from Kensington University of Los Angeles, California, in 1988.

Luis A. Rivera was elected to the office of Chief Operating Officer of the Company effective as of our acquisition of Lyris in May 2005.  At the same time, Mr. Rivera was named President and Chief Executive Officer of Lyris.  From May 2003 through May 2005, Mr. Rivera was the General Manager of Lyris.  From May 2001 through April 2003, Mr. Rivera was the Director of Sales of Lyris.  From November 1999 through May 2001, Mr. Rivera served as Director of International Sales of Turbolinx, an open source technology company.  Mr. Rivera is a graduate of Claremont McKenna College.

Joseph Lambert joined the Company on August 29, 2005 as Vice President and Controller.  Prior to joining the Company, Mr. Lambert served as Director of Operational Accounting for Dreyer’s Grand Ice Cream, Inc. from December 2001 to August 2005.  From March 2001 through June 2001, Mr. Lambert was a consultant and served as Interim Controller of Equilibrium Technologies.  From June 2001 through October 2001, Mr. Lambert was employed by New Boston Select Group, Inc., in which capacity he continued to serve as Interim Controller of Equilibrium Technologies.  Prior to his work with Equilibrium Technologies, Mr. Lambert served as Controller of 1stUp.com Corporation from 1999 to 2001.  Mr. Lambert holds a B.A. in Economics from the University of California Los Angeles.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of its shares of common stock to file with the SEC initial reports of ownership of shares of common stock and reports of changes in such ownership. The SEC’s rules require such persons to furnish the Company with copies of all Section 16(a) reports that they file.  Based on a review of these reports and on written representations from the reporting persons that no other reports were required, the Company believes that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended June 30, 2005.

Code of Ethics

 On September 25, 2003, the Company adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct was included as an exhibit in the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission and is incorporated by reference.

Audit Committee Members and Financial Expert

The audit committee of the board of directors is comprised of Andrew Richard Blair, who serves as chairman and Nicholas DeSantis Cuadra.  The Audit Committee does not include a financial expert within the meaning of the applicable rules of the Securities and Exchange Commission. The board of birectors has not appointed a financial expert to the Audit Committee because of the Company’s current size, its current lack of operations and the difficulty and expense of locating a person with such expertise who is willing to join the board of directors.

Shareholder Nomination

There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors, since the disclosure in the Company’s last proxy statement.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth certain information for the fiscal years ended June 30, 2005, 2004 and 2003 concerning the compensation of the Company’s Chief Executive Officer and certain other executive officers.  These individuals are referred to herein as “Named Executive Officers.”

Summary Compensation Table

							Long-Term Compensation
							Awards		Payouts
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compensation
David R. Burt	2005	250,000		20,000	(1)	—	—	—	—	—
Chief Executive	2004	250,000		20,000	(2)	—	—	—	—	—
Officer, President,	2003	250,000		178,701	(3)
Secretary, Treasurer
and Director
Luis A. Rivera	2005	25,875		34,341	(4)	—	—	—	—	—
Chief Operating
Officer of JL Halsey
and President and
Chief Executive
Officer of Lyris.
Joseph Lambert, VP Controller	2005	—	(5)	—		—	—	—	—	—

(1)          This amount represents the amount earned and paid in fiscal year 2005.

(2)          This amount represents the amount earned and paid in fiscal year 2004.

(3)          This amount represents the amount earned in fiscal year 2003, of which $20,000 was paid in fiscal year 2003. The remaining amount has been accrued. The bonuses in 2002 and 2003 were paid or accrued pursuant to different formulas in accordance with the executive’s employment contract. No bonuses remain to be accrued under such formulas.

(4)          Mr. Rivera became an officer of the Company on May 12, 2005 when the Company acquired Lyris Technologies, Inc. Salary and bonus only includes amounts earned from the period May 12, 2005 – June 30, 2005. Bonus amount was earned in fiscal year 2005 and paid in fiscal year 2006.

(5)          Mr. Lambert joined the Company on August 28, 2005 and therefore did not receive any compensation in fiscal year 2005.

Option Grants In Last Fiscal Year

During fiscal 2005, we granted to Mr. Rivera options to purchase 3,600,000 shares of common stock at an exercise price of $0.30. These options vest on a quarterly basis over a four year period. As of June 30, 2005, none of Mr. Rivera’s options had vested and accordingly, none were exercised.

The Company terminated its previous stock option plan in fiscal year 2003, therefore, no options were granted to any Named Executive Officer during the fiscal year ended June 30, 2003 or 2004.

Aggregate Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

	Shares		Number of Securities Underlying		Value of the Unexercised
	Acquired		Unexercised Options		In-The-Money Options
	on	Value	At Fiscal Year-End		at Fiscal Year-End (2)
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Luis A. Rivera	—	$—	—	3,600,000	$—	$756,000

(1)                                  Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but have continued to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2)                                  The value of unexercised in-the-money options at fiscal year end assumes a fair market value for our common stock of $0.51, the closing sale price per share of our common stock as reported in the OTC Bulletin Board on Thursday, June 30, 2005. The $756,000 is calculated based on the difference between the market price of our stock at June 30, 2005 and the exercise price to the officer of $0.30.

No options were exercised during, and no options were held by, any Named Executive Officer at the end of the fiscal year ended June 30, 2003 or 2004.

Compensation of Directors of Halsey

The Company provides each non-employee director with an annual retainer of $25,000.  Each director receives a fee of $1,000 per meeting attended, plus out-of-pocket expenses.  In addition, members of board committees receive a fee of $1,000, plus out-of-pocket expenses, for each non-telephonic committee meeting attended that is not scheduled in conjunction with a meeting of the full board, and a fee of $500, plus out-of-pocket expenses, for each non-telephonic committee meeting attended in conjunction with a meeting of the full board and for each telephonic meeting of any committee of the board.  Executive officers of the Company do not receive additional compensation for serving on the board of directors. William T. Comfort, III, the Company’s Chairman of the Board has waived all retainers and fees for his services.

Employment Agreements

Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as the Company’s Chief Executive Officer. The original term of the agreement expired on May 5, 2005, and was subsequently extended for one year though May 5, 2006.  Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000.  The agreement requires Mr. Burt to devote at least 50% of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer, in as much as Mr. Burt also served, until December 2003, as president, chief executive officer and a director of Ergo Science Corporation.  Mr. Burt resigned from all positions with Ergo in December 2003 and now devotes all of his business time to his duties as an officer and director of the Company. As consideration for, among other things, his efforts in obtaining settlements on certain disputes in July 2000, the Company granted Mr. Burt a convertible promissory note in the principal amount of $60,000. Mr. Burt subsequently transferred the note to a family limited partnership controlled by him.  On or about May 28, 2002, the holder of the note converted $52,125 of principal on the note into 20,850,000 shares of Common Stock.  The remaining $7,875 in principal and $9,500 in accrued interest were redeemed by the Company.  On September 19, 2002, the family limited partnership granted an option to purchase 4,170,000 shares of the Common Stock acquired upon conversion of the note to Mr. William T. Comfort III, a director of the Company, at $0.04 per share which was later exercised.  On January 8, 2003, the partnership sold an additional 4,170,000 shares to LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner, for $0.2676 per share. Mr. Burt’s employment agreement also provides him certain registration rights with respect to the shares acquired upon conversion of the note. Because the exercise price of the options and the selling price of the shares were at or above market price in effect at the time of the transactions, there was no effect on the Company’s results of operations.

Effective May 12, 2005, Lyris entered into an employment agreement with Luis A. Rivera, to serve as President and Chief Executive Officer. The term of the agreement is for five years and expires on May 12, 2010. Pursuant to the agreement, Mr. Rivera receives an annual base salary of $200,000 and will be eligible to receive a quarterly performance bonus based on the profitability of the Company. In addition, Mr. Rivera received an award of 3,600,000 Company stock options, which will vest ratably over four years on a quarterly basis.  The terms of Mr. Rivera employment are contained in an employment agreement between Lyris and Mr. Rivera dated May 12, 2005.

On August 29, 2005, Joseph Lambert, 44, joined the Company as Vice President and Controller and Lyris, as Financial Controller.  Mr. Lambert will receive an annual base salary of $125,000 and will be eligible to receive an annual merit bonus of up to 25% of his base salary.  In addition, Mr. Lambert will receive an award of 250,000 Company stock options, which will vest ratably over four years.  The terms of Mr. Lambert’s employment are contained in an offer letter, dated August 2, 2005 from Lyris, and an employment agreement between Lyris and Mr. Lambert dated August 29, 2005.

The Company and James T. Walmsley, our former Vice President, are currently engaged in litigation with respect to (i) the Company’s claim that Mr. Walmsley received amounts he was not entitled to and (ii) amounts that Mr. Walmsley claims the Company owes to him. See Note 12.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company during 2005 consisted of William T. Comfort, III. No executive officer of the Company serves as a member of the compensation committee or board of directors of another company of which an executive officer serves on the Compensation Committee of the Company.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of September 2, 2005 by:

•                                          each stockholder known by the Company to beneficially own more than five percent of the common stock;

•                                          each of the Company’s directors;

•                                          each of the Company’s named executive officers; and

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

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares

LDN Stuyvie Partnership	15,216,955	(b)	18.3%
William T. Comfort III	19,386,955	(c)	23.4%
David R. Burt	12,510,000	(d)	15.1%
Luis A. Rivera	620,000	(e)	*
Joseph Lambert	—	(f)	—
Andrew Richard Blair	—		—
Nicolas De Santis Cuadra	—		—
Directors and Officers as a group (6 persons)	32,516,955		38.7%

*                      Represents beneficial ownership of less than 1% of the Company’s outstanding shares of common stock.

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

(b)              LDN Stuyvie Partnership is a limited partnership, the sole general partner of which is William T. Comfort III, the Company’s Chairman of the Board. The address of LDN Stuyvie Partnership is 30 Cheyne Walk, SW3 5HH London, UNITED KINGDOM.

(c)               Includes the shares held by LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner.

(d)              Consists entirely of shares held by a family limited partnership, the general partner of which is controlled by Mr. Burt.

(e)               Includes 450,000 shares of common stock subject to stock options held by Mr. Rivera on September 12, 2005 and exercisable within 60 days thereafter.

(f)                 Mr. Lambert joined the Company on August 29, 2005. As of the filing of this Form 10-K, none of the options granted to Mr. Lambert are currently exercisable or exercisable within 60 days thereafter.

Equity Compensation Plan Information

The following table furnishes information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of June 30, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	6,370,000	$0.31	6,830,000
Total	6,370,000	$0.31	6,830,000

The Company established the Equity Based Compensation Plan on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors, and consultants of the Company. Stock options issued in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly, or annually and all within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000. At June 30, 2005, there were 6,830,000 shares available for grant under the Equity Based Compensation Plan.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Type	Fiscal Year 2005	Fiscal Year 2004

Audit fees (1)	$164,000	$165,974
Audit-related fees	—	—
Tax fees	—	—
All other fees (2)	$116,660	$21,580
Total (3)	$280,660	$187,554

(1)          Includes fees for professional services rendered in connection with the audit of the Company’s financial statements and the review of the Company’s financial statements included in the Company’s quarterly reports on Form 10Q for each fiscal year.

(2)          Includes fees for professional services rendered related to income tax matters in Fiscal Year 2004 and fees for professional services rendered in connection with the acquisition of Lyris Technologies in Fiscal Year 2005.

(3)                                  All audit and other principal accountant fees were approved by the Company’s Audit Committee.

Board of Directors Pre-Approval Policy:

Our Audit Committee has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose.  Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) See Item 8 in Part II of this Annual Report on Form 10-K, Financial Statements and Supplementary Data, for an index to the consolidated financial statements and supplementary financial information filed on this Form 10-K.

(b) During the three months ended June 30, 2005, we filed the following reports on Form 8-K:

•                     On May 12 2005, we filed a Current Report on Form 8-K reporting Item 1, in connection with the announcement of entering into a Stock Purchase Agreement with Lyris Technologies, Inc. and the adoption by our Board of Directors of the J.L. Halsey 2005 Equity Based Compensation Plan.

•                     On May 16 2005, we filed a Current Report on Form 8-K reporting Item 2, in connection with the completion of a Stock Purchase Agreement with Lyris Technologies, Inc., Item 5, in connection with the appointment of Luis A. Rivera as the Company’s new Chief Operating Officer, and item 9, the filing of audited financial statements of the newly acquired Lyris Technologies, Inc.

•                     On June 14, 2005 we filed a Current Report on Form 8-K reporting Item 4, in connection with the change in our independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit No.	Description

2(a)(i)	Stock Purchase Agreement dated as of April 2, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated July 1, 1999).	—

2(a)(ii)	Amendment No. 1 to Stock Purchase Agreement made as of May 19, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to the Company’s Current Report on Form 8-K dated July 1, 1999).	—

2(a)(iii)	Amendment No. 2 to Stock Purchase Agreement made as of June 30, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to the Company’s Current Report on Form 8-K dated July 1, 1999).	—

2(b)(i)	Stock Purchase Agreement dated as of June 1, 1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated June 1, 1999).	—

2(b)(ii)	Amendment No. 1 to Stock Purchase Agreement made as of June 1, 1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(b) to the Company’s Current Report on Form 8-K dated June 1, 1999).	—

2(c)	Stockholder Agreement dated as of September 8, 1999 among Plato Holdings, Inc., New Plato Acquisition, Inc., NC Resources, Inc. and NovaCare, Inc. (incorporated by reference to Exhibit 2((a) to the Company’s Current Report on Form 8-K dated October 14, 1999).	—

2(d)(i)	Stock Purchase Agreement dated as of October 1, 1999 by and among NovaCare, Inc. NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company’s Current Report on Form 8-K dated October 14, 1999).	—

Exhibit No.	Description

2(d)(ii)	First Amendment dated November 19, 1999 to the Stock Purchase Agreement dated October 1, 1999 among NovaCare, Inc., NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company’s Current Report on Form 8-K dated December 6, 1999).	—

2(d)(iii)	Opinion of Warburg Dillon Read LLC dated as of October 1, 1999 (incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K dated October 14, 1999).	—

2(e)	Stock Purchase Agreement by and among Commodore Resources, Inc., Lyris Technologies, Inc., John Buckman, Jan Hanford, The John Buckman and Jan Hanford Trust and the Company, for certain limited purposes contained therein, dated May 6, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 12, 2005).	—

3(a)(i)	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).	—

3(a)(ii)	Certificate of Ownership and Merger of NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).	—

3(b)	First Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).	—

4(a)(ii)	Amendment No. 2 to 1986 Stock Option Plan (incorporated by reference to Exhibit 4(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

4 (b)*	Form of Indenture dated as of January 15, 1993 between the Company and Pittsburgh National Bank relating to 51/2% Convertible Subordinated Debentures Due 2000 (incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 No. 33-55710).	—

4(c)(i)	1998 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement Form S-8 filed with the Securities and Exchange Commission on January 15, 1999, File No. 333-70653).	—

4(c)(ii)	Amendment No. 1 to 1998 Stock Option Plan (incorporated by reference to Exhibit 4(c)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

4(d)	J. L. Halsey Corporation Executive Stock Option Plan (incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

4(e)	J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 12, 2005).	—

10(a)	Stock Purchase Agreement dated as of May 1, 1997 between NovaCare Employee Services, Inc. and James W. McLane (incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).	—

Exhibit No.	Description

10(b)	Subscriber Services Agreement dated as of July 1, 1999 between NovaCare, Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K dated November 2, 1999).	—

10(c)	Amended and Restated Employment Agreement dated as of September 27, 2000 between the Company and David R. Burt (incorporated by reference to Exhibit 10(k)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).	—

10(d)	Convertible Subordinated Note dated as of September 27, 2000 issued by the Company to David R. Burt (incorporated by reference to Exhibit 10(k)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).	—

10(f)(i)	Indemnification Agreement, dated May 4, 2000, by and between NAHC, Inc. and David R. Burt (the “Burt Indemnification Agreement”) (incorporated by reference to Exhibit 10(f)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).	—

10(f)(ii)	Assignment and Assumption Agreement, dated as of June 1, 2002, by and between NAHC, Inc. and J. L. Halsey Corporation, assigning the obligations of NAHC under the Burt Indemnification Agreement to Halsey (incorporated by reference to Exhibit 10(f)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).	—

10(g)	Form of Indemnification Agreement entered into by and between the Company and each of Charles E. Finelli, William T. Comfort, III, Andrew Richard Blair and Nicolas DeSantis Cuadra (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).	—

10(h)	Stock Purchase Agreement by and between the Company and the University of Chicago Law School.

10(i)	Form of Nonstatutory Stock Option Agreement under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 12, 2005).	—

10(j)	Promissory Note, from Commodore Resources, Inc., a subsidiary of the Company, to The John Buckman and Jan Hanford Trust dated May 12, 2005.

10(k)

Guaranty, entered into by the Company on May 12, 2005, to guaranteeing the payment by Commodore Resources, Inc., a subsidiary of the Company, to The John Buckman and Jan Hanford Trust of the amount specified in the Promissory Note dated May 12, 2005.

10(l)	Employment Agreement effective May 12, 2005 between Lyris and Luis A. Rivera.

10(m)	Employment Agreement dated as of August 29, 2005 between Lyris and Joseph Lambert.

14

Code of Business Conduct and Ethics, adopted by the Company on September 25, 2003 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

21	Subsidiaries of the Company.	—

24	Power of Attorney (see “Power of Attorney” in Form 10-K)	—

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

Exhibit denoted by an asterisk was filed prior to the Company’s adoption of filing via EDGAR.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2005
J. L. HALSEY CORPORATION, INC.

By:	/s/ David R. Burt
DAVID R. BURT
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ William T. Comfort, III	Chairman of the Board and Director	September 28, 2005
(WILLIAM T. COMFORT, III)

/S/ David R. Burt	Chief Executive Officer, President,	September 28, 2005
(DAVID R. BURT)	Secretary and Principal Financial Officer

/S/ Andrew Richard Blair	Director	September 28, 2005
(ANDREW RICHARD BLAIR)

/S/ Nicolas DeSantis Cuadra	Director	September 28, 2005
(NICOLAS DESANTIS CUADRA)

/S/ Joseph Lambert	Vice President and Controller, (Principal	September 28, 2005
(JOSEPH LAMBERT)	Accounting Officer)