Form 10-Q
period 2005-09-30
JL HALSEY CORP
filed 2005-11-14
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒          No  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

As of October 31, 2005, J.L. Halsey Corporation had 82,966,396 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2005

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements

- Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005

- Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004

- Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004

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

Signatures

Index to Exhibits

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,420,553	$3,101,511
Accounts receivable, net of allowance of $52,111 at September 30 2005 and $9,715 at June 30, 2005	1,576,020	1,878,343
Prepaid expenses	237,945	231,250
Deferred income taxes	127,882	94,663
Deferred acquisition costs	139,884	—
Deferred financing fees	25,000	—
Prepaid expenses related to discontinued operations	255,812	269,975
Total current assets	6,783,096	5,575,742
Restricted cash related to discontinued operations	1,641,448	2,234,383
Fixed assets, net	556,808	550,992
Intangible assets, net	12,322,250	12,713,750
Goodwill	17,748,540	17,748,540
Total assets	$39,052,142	$38,823,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$935,496	$1,093,146
Income taxes payable	123,000	76,781
Accrued expenses remaining from discontinued operations	2,649,144	3,112,781
Deferred revenue	1,771,084	1,687,556
Total current liabilities	5,478,724	5,970,264
Note payable	5,600,000	5,600,000
Accrued Interest	217,863	76,712
Deferred income taxes	94,663	94,663
Total liabilities	11,391,250	11,741,639

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued and 82,966,396 outstanding at September 30, 2005 and June 30, 2005	895,223	895,223
Additional paid-in capital	275,116,781	275,063,911
Accumulated deficit	(209,969,307)	(210,495,561)
Treasury stock (at cost), 6,555,884 shares at September 30, 2005 and June 30, 2005	(38,381,805)	(38,381,805)
Total stockholders’ equity	27,660,892	27,081,768
Total liabilities and stockholders’ equity	$39,052,142	$38,823,407

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004

Revenues	$3,526,721	$—
Cost of revenue:
Software and services	783,347	—
Amortization of intangibles	204,999	—
Total cost of revenue	988,346	—
Gross profit	2,538,375	—
Operating expenses:
General and administrative expenses	1,344,886	394,542
Sales & marketing	375,840	—
Amortization of intangibles	186,501	—
Income (loss) from operations	631,148	(394,542)
Interest income	29,132	97,509
Interest expense	(141,151)	—
Income (loss) from continuing operations	519,129	(297,033)
Gain on disposal of discontinued operations	130,125	141,782
Income (loss) before income taxes	649,254	(155,251)
Income tax provision	123,000	—
Net income (loss)	$526,254	$(155,251)
Income (loss) per share from continuing operations – basic and diluted	$0.01	$(0.00)
Income (loss) per share – basic and diluted	$0.01	$(0.00)
Weighted average number of shares outstanding – basic	82,966,396	82,193,063
Weighted average number of shares outstanding – diluted	86,118,412	82,193,063

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$526,254	$(155,251)
Adjustments to reconcile net income (loss) to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(130,125)	(141,782)
Non-cash compensation	52,870
Depreciation and amortization	445,146	2,866
Provision for bad debt	51,862	—
Deferred income tax benefit	(33,219)	—
Changes in assets and liabilities net of effects from acquisitions and dispositions:
Accounts receivable	250,461	—
Prepaid expenses	(6,695)	16,985
Accounts payable and accrued expenses	(289,502)	34,374
Accrued interest	141,151	—
Deferred revenue	83,528	—
Income taxes payable	46,219	—
Net cash flows provided by (used in) continuing operations	1,137,950	(242,808)
Net cash flows (used in) discontinued operations	(326,415)	(212,981)
Net cash flows provided by (used in) operating activities	811,535	(455,789)
Cash flows from investing activities:
Continuing operations:
Acquisition costs	(8,032)	—
Financing fees	(25,000)	—
Additions to property and equipment	(59,461)	—
Discontinued operations:
Release of restricted cash	600,000	—
Net cash flows provided by investing activities	507,507	—
Net increase (decrease) in cash and cash equivalents	1,319,042	(455,789)
Cash and cash equivalents, beginning of period	3,101,511	28,880,201
Cash and cash equivalents, end of period	$4,420,553	$28,424,412

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1.                                      Basis of Presentation

J.L. Halsey Corporation (“Halsey” or “Company”), through its wholly owned subsidiary, Lyris Technologies, Inc. is a leading email marketing firm.  Lyris’ email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients’ whose email lists require specialized technology in order to effectively communicate with their members and customers.  Lyris offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses Lyris’ software through an internet connection.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris’ achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable of $5.6 million as a non-current liability on our Balance Sheet as of September 30, 2005. With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

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

Prior to the Lyris acquisition, the Company has spent the past several years maximizing the assets that it had retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses.  The Company has made significant progress on these matters.  The Company has collected virtually all of its receivables other than amounts which are the subject of litigation or arbitration or that have been written off. A subsidiary of the Company has retained four employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the board of directors.  No members of the current board of directors were members prior to the Company selling its operating businesses.

These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended June 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

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

	For the three months ending September 30,
	2005	2004
Total revenue	$3,526,721	$2,931,791
Net income	526,254	622,897
Basic and diluted net income per share	$0.01	$0.01

3. Intangible Assets

Intangible assets consist of the following at September 30:

2005
Customer relationships	$4,113,161
Developed technology	4,078,226
8,191,387
Less: accumulated amortization	(589,137)
7,602,250
Trade names	4,720,000

Total intangible assets	$12,322,250

The following table outlines the Company’s intangible assets, by acquisition, as of September 30, 2005:

	Gross amount	Accumulated amortization	Balance at September 30, 2005
Lyris Technologies:
Customer relationships	$3,900,000	$(243,752)	$3,656,248
Developed technology	3,800,000	(284,998)	3,515,002
Tradenames	4,400,000	—	4,400,000
Subtotal	12,100,000	(528,750)	11,571,250

Piper Software:
Developed technology	278,226	(23,226)	255,000
Subtotal	278,226	(23,226)	255,000

Sparklist:
Customer relationships	213,161	(37,161)	176,000
Tradenames	320,000	—	320,000
Subtotal	533,161	(37,161)	496,000

Grand Total	$12,911,387	$(589,137)	$12,322,250

Amortization expense for the three months ending September 30, 2005 was $391,500. During the three months ending September 30, 2005, $204,999 of amortization expense was classified as cost of revenue and relates to the amortization of developed technology.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of September 30, 2005 is as follows:

Fiscal Year	Customer relationships and trade names	Developed Technology	Total

2006	$559,503	$614,997	$1,174,500
2007	746,004	819,996	1,566,000
2008	658,004	819,996	1,478,000
2009	650,004	819,996	1,470,000
2010	650,004	695,017	1,345,021
2011	568,729	—	568,729
Total	$3,832,248	$3,770,002	$7,602,250

The following table outlines the Company’s goodwill, by acquisition, as of September 30, 2005:

Description	Goodwill Amount

Lyris Technologies	$16,763,460
Piper Software	985,080

Total	$17,748,540

4.                                      Note Payable

Commodore Resources, (Nevada) Inc., a wholly-owned subsidiary of the Company, executed a promissory note with The John Buckman and Jan Hanford Trust in the amount of $5.6 million as part of the acquisition of Lyris Technologies on May 12, 2005.  The note bears interest at the rate of 10% per annum. The note and accrued interest become due on May 12, 2007 subject to the following conditions:

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

•                  The Company has accrued $217,863 of interest owed on this note as of September 30, 2005. During the quarter ending September 30, 2005 the Company accrued $141,151 of interest on this note and recorded this amount as interest expense in the statement of operations for the three months ending September 30, 2005.

5.                                      Discontinued Operations

At September 30, 2005 and June 30, 2005, assets and liabilities from discontinued operations consisted of:

	September 30, 2005	June 30, 2005
Restricted cash in support of workers’ compensation liabilities	$1,641,448	$2,234,383
Prepaid expenses pertaining to insurance deposits	255,812	269,975
Accounts receivable remaining from discontinued operations	583,248	1,109,296
Allowance for doubtful accounts remaining from discontinued operations	(583,248)	(1,109,296)
Total assets related to discontinued operations	1,897,260	2,504,358

Accrued expenses remaining from discontinued operations	2,649,144	3,112,781
Total liabilities related to discontinued operations	$2,649,144	$3,112,781

The decrease in Accounts Receivable Remaining From Discontinued Operations and its related Allowance was due to a receivable assigned in the settlement of Walmsley and Sullivan v. NAHC, Inc. et. al.  (See Notes 8 and 9).  The accounts receivables remaining from discontinued operations as of September 30, 2005 consisted primarily of trade accounts receivable and Medicare related receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. At September 30, 2005, the Company believes that the probability of collecting these receivables is low and the Company will most likely cease its collection efforts in the next few quarters, therefore the Company has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection.

The change in the restricted cash balance represents a release of the restricted cash that was received by the Company during September 2005 in the amount of $600,000 offset by interest income of $7,065. The Company’s workers’ compensation insurance carrier released the funds to the Company after a periodic review of the Company’s potential claim exposure.

The accrued expenses remaining from discontinued operations primarily consist of liabilities, which arose prior to or as a result of the disposition transactions.  These liabilities include costs for litigation, workers’ compensation claims, professional liability claims, and other liabilities.

The Company accrues an estimate of the legal costs necessary to defend itself against legal claims related to its discontinued operations. The costs of litigation are difficult to estimate because of the high variability of possible outcomes. As a result, the actual costs could differ significantly from these estimates.

The $130,125 gain on disposal of discontinued operations recorded during the three months ending September 30, 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist of decreases in expense accruals to reflect reductions in costs related to collections and legal fees.

The $141,782 gain on disposal of discontinued operations recorded for the three months ending September 30, 2004 relates to adjustment to the $374.1 million loss on disposal of discontinued operations, which was originally recorded in fiscal year 2000.  The adjustments consist of a gain resulting from a tax related refund of $400,000 and an adjustment for workers’ compensation claims in the amount of $49,000 offset by additional expense accruals of $307,000 to adjust other liabilities remaining from discontinued operations.  The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

6.              Stock Based Compensation

Effective July 1, 2005, the company adopted the provisions of SFAS No. 123(R), “Share-Based Payments”, and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.   Prior to adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.

The Company established the J.L. Halsey Corporation Equity Based Compensation Plan (“Equity Based Compensation Plan”) on May 6, 2005.  The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors, and consultants of the Company.  Stock options granted in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of the Company common stock at the date of grant and stock-based compensation expense is recognized over the employee requisite service period.  The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000.

The company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For option grants issued in the quarter ended September 30, 2005, the following weighted average assumptions were used:

Risk-free rate	3.99%
Expected dividends	$—
Expected market price volatility	55.0%
Expected years until exercise	4.5 years
Estimated forfeiture rate	15%

The adoption of SFAS No. 123(R) increased compensation expense by approximately $53,000 (pre-tax) in the quarter ending September 30, 2005.  This amount is recorded in cost of revenue, general and administrative, and sales and marketing expense. There were no options outstanding during the quarter ending September 30, 2004.

The following table summarizes stock option activity from July 1, 2005 to September 30, 2005:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
Outstanding at beginning of period	6,370,000		$0.31
Granted	365,000		0.64
Forfeited, Cancelled	(185,000)		0.31
Outstanding at end of period	6,550,000	9.61	$0.33

Options exercisable at end of period	347,671		$0.30

7.              Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic and diluted:

	For the Three Months Ended September 30,
	2005	2004
Revenue	$3,526,721	$—
Cost of revenue	988,346	—
Gross profit	2,538,375	—
Income (loss) from continuing operations	519,129	(297,033)
Gain on disposal of discontinued operations	130,125	141,782
Provision for income taxes	123,000	—
Net income (loss)	$526,254	$(155,251)

Weighted average shares outstanding:
basic	82,966,396	82,193,063
diluted	86,118,412	82,193,063
Income (loss) per share from continuing operations:
basic and diluted	$0.01	$(0.00)
Gain per share on disposal of discontinued operations:
basic and diluted	$0.00	$0.00
Net income (loss) per share: basic and diluted	$0.01	$(0.00)

8.              Commitments and Contingencies

Walmsley and Sullivan v. NAHC, Inc. et. al.  During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees, against the Company and its officer and directors.  The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims.  The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.  The Company has sued both Walmsley and Sullivan in federal court in Arizona.  This suit claims damages related to bonuses paid to Walmsley and Sullivan. During the third quarter of fiscal 2004 several depositions were completed in this case. The Company received notice on May 6, 2005, that the presiding judge issued an order transferring the matter from the District of Arizona to the Eastern District of Pennsylvania for the convenience of the witnesses. In addition, the order denied the Company’s partial motion for summary judgment on its fraud, negligent misrepresentation and breach of fiduciary duty claim against Walmsley and Sullivan due to a material issue of fact to be resolved at trial.  This case was settled on October 24, 2005.  (See Note 9).

NovaCare v. Stratford Nursing Home.  The Company filed this collection lawsuit over three years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved.  Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, has quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of September 30, 2005, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and the Company has reserved an estimate of the cost of litigating this action, but this estimate does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

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

9.   Subsequent Events

On October 11, 2005, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated October 3, 2005, the Company, through its indirect wholly-owned subsidiary Commodore Resources (Nevada), Inc., acquired all of the outstanding capital stock of Uptilt, Inc. (dba “EmailLabs”), an email marketing technology company based in Menlo Park, California.  Pursuant to the Merger Agreement, Halsey agreed to pay the shareholders of EmailLabs $19.5 million in cash, of which approximately $2.5 million was funded by EmailLabs’ available cash.  In addition, Halsey set aside a $500,000 holdback as security that EmailLabs has met specified working capital and similar targets as of the closing.  EmailLabs shareholders also have the right to receive two equal earn-out payments of $1,725,000, on the first and second anniversary of the closing date if EmailLabs achieve specified revenue targets.  Currently, the Company has capitalized approximately $140,000 for direct costs related to the acquisition.  The Company expects to complete the purchase accounting for this acquisition, including an independent valuation of the assets and liabilities acquired,  in the second quarter.

On October 11, 2005, the Company entered into a Loan and Security Agreement with Comerica Bank.  The Loan and Security Agreement provides a revolving line of credit allowing the Company to borrow up to $18,500,000 from Comerica for a five year term.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and we expect to use future borrowings for general corporate purposes.  The outstanding borrowings bear interest based upon a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The Loan and Security Agreement is subject to certain financial covenants which are described in more detail in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

On October 24, 2005 a settlement was reached in Walmsley and Sullivan v. NAHC, Inc. et. al.  As part of this settlement a receivable remaining from discontinued operations was assigned to Walmsley and Sullivan.  The receivable had been fully reserved by Halsey so there was no financial impact related to this settlement.

J . L. HALSEY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report.  The discussion and analysis below includes certain forward-looking statement that are subject to risks, uncertainties and other factors, as described in Risk Factors” and elsewhere in this quarterly report, that could cause our actual growth, results of operations, performance, financial position and business prospect and opportunities for this quarter and the periods that follow differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

J.L. Halsey Corporation (“Halsey” or “Company”), through its wholly owned subsidiary, Lyris is a leading email marketing firm.  Lyris’ email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients’ whose email lists require specialized technology in order to effectively communicate with their members and customers.  Lyris offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses Lyris’ software through an internet connection.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris’ achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable of $5.6 million as a non-current liability on our Balance Sheet as of September 30, 2005. With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of Uptilt, Inc. (dba “EmailLabs”), an email marketing technology company based in Menlo Park, California, for $19.5 million in cash, of which approximately $2.5 million was funded by EmailLabs’ available cash, and an obligation to make two equal earn-out payments of $1,725,000 on the first and second anniversary of the closing date if EmailLabs achieve specified revenue targets.  In addition, Halsey entered into a Loan and Security Agreement with Comerica Bank to obtain financing for this acquisition.  See Note 9 (Subsequent Events).

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

NovaCare sold its name as part of the sale of the PROH business and subsequently changed its name to NAHC, Inc..  On June 18, 2002, in a transaction approved by NAHC’s stockholders at a special meeting, NAHC merged with

and into Halsey, its wholly-owned subsidiary.   The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on the Company’s common stock in order to preserve the Company’s federal income tax net operating losses.

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

Results of Operations for the Three Months Ended September 30, 2005 and September 30, 2004

Revenue

Total revenue was $3,526,721 for the three months ending September 30, 2005 compared to none for the three months ending September 30, 2004.  All of the revenue for the three months ending September 30, 2005 represents revenue attributable to Lyris.  The Company had no revenue for the three months ending September 30, 2004.

Cost of revenue

Cost of revenue was $988,346 for the three months ending September 30, 2005 compared to none for the three months ending September 30, 2004. All of the cost of revenue is attributable to Lyris. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include amortization of intangibles of $204,999 related to developed technology and computer and internet bandwidth costs associated with providing our support and hosting services to our customers.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of the Company. Other sales and marketing costs include costs associated with exhibits and tradeshows. Sales and marketing expenses were $375,840 for the three months ending September 30, 2005 compared to none for the three months ending September 30, 2004. All sales and marketing expenses were incurred by Lyris.

General and administrative

General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company. General and administrative expenses were $1,344,886 for the three months ending September 30, 2005 compared to $394,542 for the three months ending September 30, 2004.  The primary reason for the increase of approximately $950,000 included increases of $677,000 in general and administrative expenses for Lyris Technologies and increases in operating expenses by the parent company of approximately $273,000 primarily as a result of increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses.

Amortization of intangibles

Amortization of intangibles was $391,500 for the three months ending September 30, 2005 and none in the three months ending September 30, 2004. The increase reflects amortization expense related to intangible assets of customer relations and developed technology that are recorded as intangible assets on our balance sheet as a result of the acquisition of Lyris on May 12, 2005. See Note 3 for details on intangible assets.

Provision for income taxes

During the three months ending September 30, 2005, the Company recorded an income tax provision for the three months ending September 30, 2005 of $123,000 which consists primarily of state income taxes on the earnings of one of our subsidiaries. The Company has not recorded an additional provision for federal income taxes due to our federal net operating loss carryforwards of approximately $184 million. The Company did not record a provision for income taxes for the three months ending September 30, 2004.

Net income (loss)

Net income (loss) was $526,254 for the three months ending September 30, 2005 compared to $(155,251) for the three months ending September 30, 2004. The net income in the current quarter includes net income from Lyris Technologies of approximately $698,000 and a net loss from J.L. Halsey of approximately $(172,000).

Discontinued Operations

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

The gain on disposal of discontinued operations was $130,125 for the three months ending September 30, 2005 compared to $141,782 for the three months ending September 30, 2004. The gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000.  The gain on disposal of discontinued operations recorded for the three months ending September 30, 2005 of $130,125 primarily relates to adjustments to accruals for litigation and to adjust other liabilities remaining from our discontinued operations. The $141,782 gain on disposal of discontinued operations recorded for the three months ending September 30, 2004 consists of a gain resulting from a tax related refund of $400,000 and an adjustment for workers’ compensation claims in the amount of $49,000 offset by additional expense accruals of $307,000 to adjust other liabilities remaining from discontinued operations.  The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

Liquidity and Capital Resources

Cash Flows

At September 30, 2005, cash and cash equivalents totaled $4,420,553 compared to $3,101,511 at June 30, 2005.

Net cash provided by (used in) operating activities was $1,137,950 for the three month period ending September 30, 2005 compared to $(242,808) for the three month period ending September 30, 2004. Lyris contributed net income of approximately $698,000, while the remainder of the Company had a net loss of approximately $(172,000).  Consolidated net income was increased by non-cash add-backs of $445,146 for depreciation and amortization and $52,870 for non-cash compensation.  Other adjustments and working capital charges include an increase of $250,461 due to the decrease in accounts receivable and a decrease of $(289,809) due to the decrease in accrued expense. Lyris contributed approximately $1,828,000 from operating activities for the three month period ending September 30, 2005 while the remainder of the Company used approximately $(690,000) in operating activities during the three month period ending September 30, 2005.

Net cash provided by investing activities was $507,507 for the three month period ending September 30, 2005 compared to none in the three month period ending September 30, 2004. The increase was primarily due to the collection of $600,000 of restricted cash that was paid to Halsey by one of its workers’ compensation insurance carriers offset by capital expenditures and deferred acquisition costs.

We expect that cash from the Lyris and EmailLabs operating businesses will fund current cash requirements for the foreseeable future. In the event that we decide to purchase another operating business, our capital requirements may exceed our current resources. In such a case, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

In July 2004, the Company received notification that a former customer had filed for Bankruptcy protection under the US Bankruptcy Code Chapter 11.  The Company may or may not have to return some or all of the amounts that it has collected from this former customer over a two year period. The total amount collected by the Company over the two years was $2 million. The Company has not recorded a liability at this time since it is not possible to determine if a potential liability is probable based on the information available to us at this time. If in fact the Company is notified in the future by the Bankruptcy Court that an amount must be repaid to the former customer, we believe that we may have legal defenses to support the retention of payments collected from our former customer.

Capital Resources

On October 11, 2005 but effective as of October 4, 2005, the Company entered into an Unconditional Guaranty in favor of Comerica Bank, guaranteeing the indebtedness now or hereafter owed to Comerica Bank by the Company’s wholly owned subsidiaries Commodore Resources (Nevada), Inc., Lyris Technologies Inc. and Uptilt Inc., (each a “Borrower” and collectively, “the Borrowers”), pursuant to a Loan and Security Agreement entered into with Comerica Bank by the Borrowers and dated as of October 4, 2005.  The Loan and Security Agreement allows the Borrowers to borrow up to $18,500,000 from Comerica Bank, and to repay the amounts borrowed from time to time and reborrow them, in an amount which reduces on a quarterly basis, for a five year term.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of Uptilt Inc. in October 2005, and future borrowings will be used for general corporate purposes.  The outstanding borrowings bear interest based upon a floating rate equal to either Comerica Bank’s base rate plus 0.75%, or Comerica Bank’s LIBOR rate pus 3.75%.  Two other subsidiaries of the Company, Admiral Management Company and Admiral Holdings, Inc., also executed Unconditional Guaranties of the obligations of the Borrowers under the Loan and Security Agreement.  The Company, the Borrowers, Admiral Management Company and Admiral Holdings, Inc. granted to Comerica Bank a security interest in substantially all of their assets as security for the loans made and to be made under the Loan and Security Agreement.  Comerica Bank’s obligation to loan monies under the Loan and Security Agreement will terminate at its option upon the occurrence of certain events of default, including, among other things:

•      A Borrower’s failure to pay, when due, any of the obligations under the Loan and Security Agreement;

•      A Borrower’s failure to comply with certain covenants set forth in the Loan and Security Agreement including:

•      failing to comply with certain financial covenants including maintaining a minimum fixed charge coverage of 1.25 to 1.00, maintaining a minimum rolling three month EBITDA of $1,500,000 (which such minimum EBITDA requirement shall increase from time to time, beginning in September 2006), and not exceeding a maximum senior debt to EBITDA ratio of 2.50 to 1.00 (which such maximum senior debt to EBITDA ratio shall decrease from time to time beginning in December 2006);

•      selling or otherwise transferring assets (except for certain permitted transfers);

•      merging or acquiring other companies (except for certain permitted transactions);

•      incurring additional debt or liens (except for certain permitted debt and liens);

•      paying dividends (except for certain permitted distributions);

•      making investments (except for certain permitted investments);

•      entering into a transaction with an affiliate (except for certain permitted transactions);

•      other general covenants;

•      Comerica Bank’s receipt of a Secretary of State report stating that Comerica Bank’s security interest in the collateral securing the loans is not prior to all other security interests (except for certain other permitted liens);

•      a Borrower’s becoming insolvent or the subject of a bankruptcy proceeding;

•      the attachment or seizure of a material portion of a Borrower’s assets;

•      a judgment is rendered against a Borrower equaling at least $250,000; or

•      any guaranty of the obligations of the Borrowers to Comerica Bank shall cease to be in full force and effect or a guarantor defaults in its obligations under its guaranty.

If an event of default under the terms of the Loan and Security Agreement occurs, continues beyond any applicable grace period, and is not waived by the lender, Comerica Bank can accelerate the outstanding principal balance owing and seek to recover repayment in full from the Company, the Borrowers, Admiral Management Company or Admiral Holdings, Inc.

Legal Claims

The Company is currently defending one lawsuit, referred to as NovaCare v. Stratford Inc. (See Note 8). Management believes the Company should prevail in this case. The Company has accrued for some of the potential costs of litigating this case, but the Company does not, and has not, accrued for the payments that could result from an adverse ruling, judgment or a settlement of this case until the Company believes that it is probable that such a payment will be made.  The Company recently settled another case, Walmsley and Sullivan v. NAHC, Inc. et. al. (See Notes 8 and 9).

Uninsured Professional Liability Claims

The Company is a defendant in two professional liability claims and had previously purchased professional liability insurance policies from PHICO Insurance Company.. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company.  The Company believes, however, that various state insurance guaranty funds will pay most of the claims on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle the claim less the amount that would be paid by the state guaranty fund. This amount has not been paid as of September 30, 2005. The Company believes that no other claims will exceed the amounts available to the Company under the applicable state guaranty fund limits. There is no assurance, however, that each claim will settle within those limits and there is no excess insurance policy in place that would pay settlements or awards in excess of those limits.  Therefore, in the event that the Company’s current assessment is incorrect, and the amounts required to pay on these claims are in excess of any amounts paid by guaranty funds, the Company will be required to fund these claims.  The Company’s management does not believe that any of these claims are material either individually or in the aggregate.

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

Long-Term Contractual Obligations

As of September 30, 2005, the Company’s long-term contractual obligations consist of the note payable to the John Buckman and Jan Hanford Trust in the amount of $5.6 million.  This note was entered into as part of the acquisition of Lyris on May 12, 2005.  The note accrues interest at the rate of 10% per annum.  The note and accrued interest become due on May 12, 2007 subject to various conditions (see Note 4).

The Company’s other long-term contractual obligation relate to the run off of professional liability insurance related to its legacy business.

Critical Accounting Policies and Estimates

In Halsey’s Form 10-K for the year ended June 30, 2005, the Company disclosed its critical accounting policies and estimates upon which Halsey’s financial statements are derived. There have been no changes to these policies since June 30, 2005. Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

Risks Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and all the other information contained in this Form 10-Q before you decide whether to purchase our common stock.  The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report and in our Form 10-K for the fiscal year ended Jun 30, 2005 on file with the Securities and Exchange Commission. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and you may lose part or all of your investment.

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

The market for online direct marketing services is relatively new and rapidly evolving and our business may be harmed if sufficient demand for our services does not develop. Our current and planned services are very different from the traditional methods that many of our clients have historically used to attract new customers and maintain customer relationships.  As a result, customers and potential customers may be reticent to try new technologies and new solutions, and the demand for our services may not develop or may decline, which can cause our stock price to decline.

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

The growth of the email marketing market depends on the continued growth and effectiveness of anti-spam products.

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

Our email security business faces competition from businesses that develop their own anti-spam and other messaging security technology.  These competitors vary, from enterprise software vendors such as Oracle and SAP to online service providers who develop or bundle anti-spam, anti-virus and other messaging security technology with their other products such as Symantec and Network Associates.  We also faces competition from large enterprise network infrastructure and software vendors such as Cisco Systems and Microsoft as they diversify their product offerings.   Many of these competitors have broad distribution channels and can bundle competing products or services. This competition poses a significant risk for us.

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

The development of proprietary technology and service enhancements and the migration of customers to new technology entail significant technical and business risks and require substantial expenditures and lead-time. We might not be successful in marketing and supporting recently released versions of our technology and services on a timely or cost-effective basis. In addition, even if new technology and services are developed and released, they might not achieve market acceptance. Also, if we are not successful in a smooth migration of customers to new or enhanced technology and services, we could lose customers.

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

Defects in ‘our products could diminish demand for its products and services and cause it to lose customers.

Because our products and services are complex, they may have errors or defects that users identify after they begin using them, which could harm our reputation and business.  In particular, our anti-spam products may identify some legitimate emails as unwanted or unsolicited spam, or we may not be able to filter out a sufficiently high percentage of unsolicited or unwanted messages sent to the email accounts of customers.  Complex software products like ours frequently contain undetected errors when first introduced or when new versions or enhancements are released.  In addition, we may be unable to respond in a prompt manner, or at all, to new methods of attacking a messaging system, such as new spamming techniques.  We have from time to time found defects in products and errors in existing products that may be detected in the future.  Any such errors, defects or other performance problems could impact the perceived reliability of our products and services and hurt our reputation.  If that occurs, customers could elect not to renew or terminate their subscriptions and future sales could be lost.

If the delivery of our email messages is limited or blocked, then the amount we may be able to charge clients for producing and sending their campaigns may be reduced and clients may discontinue their use of our services.

Internet service providers are able to block messages from reaching their users. Recent releases of Internet service provider software and the implementation of stringent new policies by Internet service providers make it more difficult to deliver emails on behalf of customers. We continually improve our own technology and work with Internet service providers to improve our ability to successfully deliver emails. However, if Internet service providers materially limit or halt the delivery of our emails, or if we fail to deliver emails in such a way as to be compatible with these companies’ email handling or authentication technologies, then the amount we may be able to charge clients for producing and sending their online direct marketing campaigns may be reduced and clients may discontinue their use of our services.  In addition, the effectiveness of email marketing may decrease as a result of increased customer resistance to email marketing in general.

Our facilities and systems are vulnerable to natural disasters and other unexpected events and any of these events could result in an interruption of our ability to execute clients’ online direct marketing campaigns.

We depend on the efficient and uninterrupted operations of our data center and hardware systems. The data center and hardware systems are located in California, an area susceptible to earthquakes. The data center and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, and similar events. If any of these events results in damage to the data center or systems, we may be unable to execute clients’ hosted online direct marketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

System failures could reduce the attractiveness of our service offerings.

We provide email marketing and delivery services to our clients and end-users through our proprietary technology and client management systems. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.  Some factors that could lead to interruptions in customer service include:  operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events,  power loss, computer systems failures, and Internet and telecommunications failures. We do not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

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

We are one of several companies rapidly building new technologies in this industry.  It is possible that a third party could be awarded a patent that applies to some portion of our business.  If this occurs, we may be required to incur substantial legal fees, cease using the technology or pay significant licensing fees for such use.

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to sell or continue to support subscriptions to our products and services would be limited and our operating results could be harmed.

We rely on non-exclusive software license rights from third parties in technologies that are incorporated into and necessary for the operation and functionality of our products. Our licenses often require the payment of royalties or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially reasonable terms or at all. Our loss of license to, or the inability to support, maintain and enhance, software products we license from third parties could result in our customers having to upgrade their Lyris or EmailLabs products. In addition, a loss of license from third parties could lead to increased costs and delays or reductions in our product development, sales and support until we are able to develop functionally equivalent software or identify and obtain licenses to alternative third party software with comparable functionality, which we may be unable to do. As a result, our margins, market share and operating results could be significantly harmed. If any of these events occurs, our business and operating results could be harmed.

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

Activities of clients could damage our reputation or give rise to legal claims against us.

Clients’ promotion of their products and services may not comply with federal, state and local laws. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay fines or penalties, redesign business methods, discontinue some services or otherwise expend resources to avoid liability.

Our services involve the transmission of information through the Internet. These services could be used to transmit harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data or computer viruses to end-users in the course of delivery. Any transmission of this kind could damage our reputation or could give rise to legal claims against us. We could spend a significant amount of time and money defending against these legal claims.

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

Our business could be negatively impacted by new laws or regulations applicable to online direct marketing or the Internet or the application of existing laws and regulations to online direct marketing or the Internet. There is a growing body of laws and regulations applicable to access to, or commerce on, the Internet. Moreover, the applicability to the Internet of existing laws is uncertain and may take years to resolve. Due to the increasing popularity and use of the Internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation, antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the Internet or online direct marketing, which could, in turn, decrease the demand for our services and prohibit, limit or increase the cost of our doing business.

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

We may be unable to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may be inadequate to support our operations.

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

We believe that developing and maintaining awareness of the Lyris and EmailLabs brands in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

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

We may not realize expected benefits from our acquisition of Lyris and EmailLabs.

We expect our acquisitions of Lyris and EmailLabs to result in additional net revenues for the Company.  Achieving the benefits of these acquisitions will depend in part on our successful integration of their operations and personnel, and our demonstration to customers that the acquisitions will not result in adverse changes in client service standards.

With respect to the integration of personnel, despite our efforts to retain the key employees of Lyris and EmailLabs, we may not be successful, as competition for qualified management and technical employees in our industry is intense.  We may also be perceived to have a different corporate culture and these key employees may not want to work for a larger, publicly-traded company.  In addition, competitors may recruit these key employees during the integration process.  As a result, these key employees could leave with little or no prior notice, which could impede the integration process and harm our business, financial condition and operating results.  In connection with these acquisitions certain key employees have entered into employment agreements or consulting and noncompetition agreements that will restrict their ability to compete with us if they leave or at the conclusion of their consulting term. We cannot assure you of the enforceability of these non-competition agreements or that these employees or consultants will continue to work with us under their employment or consulting agreements.

Lyris and EmailLabs are relatively young companies with limited histories of operating results.

Lyris and EmailLabs are both relatively young companies with no long-term history of developing their internal management and administration processes.  If either cannot continue to develop these internal processes, its long-term results may suffer.

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

We require working capital to fund our business. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities, or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

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

As of September 30, 2005, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 39% of our common stock.  As a group they will likely be able to control our business. These stockholders will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

We are a small company without securities analyst coverage at the present time and there is limited trading of our stock.

Trading markets for common stock rely in part on the research and reports that industry or financial analysts would publish about us or our business. Currently, no securities analysts cover our stock.  As a result, we lack visibility in the market.  In addition, if one or more analysts does initiate coverage with an unattractive rating, our stock price would likely decline rapidly.  There is also little liquidity in the trading of our stock and therefore it may be more difficult for investors to sell common stock in our company.  Sales of large blocks of stock may have a significantly greater negative impact because of the lack of liquidity.

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

Our ability to use our potential tax benefits in future years will depend upon the amount of our otherwise taxable income. If Lyris and EmailLabs generate insufficient taxable income in future years, the NOLs will not be needed or used and therefore will provide no benefit to the Company. If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

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

The Company is defending one remaining lawsuit against us. Our management believes that we should prevail in this case.  However, there is uncertainty and cost related to the claims.   The outcome of this matter is not possible to predict and the current reserves include only estimates of the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against the Company. For more information regarding this lawsuit, please see Note 8 to our consolidated financial statements.

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

As a public company, we will incur significant legal, accounting and other expenses that Lyris and EmailLabs did not incur as private companies. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission, require changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial costs.

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

In December 2004, the FASB issued SFAS No. 153 Exchange of Non-monetary Assets—An Amendment of APB Opinion No. 29.  The provisions of this statement are effective for non monetary asset exchanges occurring in periods beginning after June 15, 2005.  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The adoption of SFAS No. 153 did not have an impact on the Company’s consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs that amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, (ARB No. 43) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during years beginning after June 15, 2005.  The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements.

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

J. L. HALSEY CORPORATION AND SUBSIDIARIES

PART I – OTHER INFORMATION

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from June 30, 2005.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the of the period covered by this quarterly report on Form 10-Q, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, he has concluded, subject to the limitations noted below, that, as of the end of the period covered by this quarterly report on Form 10-Q:

(a)          our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)         our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the Chief Executive and Chief Financial Officer, does not expect that our Disclosure controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effect of Recent Acquisitions

On May 12, 2005, the Company, through its wholly-owned subsidiary Commodore Resources (Nevada), Inc. completed the acquisition of all of the outstanding capital stock of Lyris Technologies, Inc. In addition, on October 11, 2005, the Company, through Commodore, acquired Uptilt, Inc. (d/b/a “EmailLabs”) by merging a wholly-owned subsidiary of Commodore with and into EmailLabs, with EmailLabs surviving the merger as a wholly-owned subsidiary of Commodore. Since these acquisitions, we have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of the acquired companies and integrate them within our broader framework of controls. We plan to continue this evaluation and integration in the next quarter. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of these acquisitions, there can be no assurance that a material weakness will not be identified in the course of this review.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

See Note 8 of Notes to Condensed Consolidated Financials Statements included in “Item 1. Financial Statements.”

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

10.1	Loan and Security Agreement, dated October 4, 2005, by and among Comerica Bank, Commodore Resources (Nevada), Inc., Lyris Technologies, Inc. and Uptilt, Inc.**

10.2	Unconditional Guaranty, dated October 4, 2005, executed by J.L. Halsey Corporation in favor of Comerica Bank.

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

**	Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

By	/s/ Joseph Lambert
Joseph Lambert
Vice President and Controller
(Principal Accounting Officer)

	Date:	November 14, 2005

INDEX TO EXHIBITS

J.L. HALSEY CORPORATION

Exhibit No.	Exhibit

10.1	Loan and Security Agreement, dated October 4, 2005, by and among Comerica Bank, Commodore Resources (Nevada), Inc., Lyris Technologies, Inc. and Uptilt, Inc. ** †

10.2	Unconditional Guaranty, dated October 4, 2005, executed by J.L. Halsey Corporation in favor of Comerica Bank. **

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a). **

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

**	Filed herewith.
†	Portions of this document were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such portions have been provided separately to the Commission.