Form 10-Q
period 2005-12-31
JL HALSEY CORP
filed 2006-02-14
CIK 1166220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  ☐    No  ☒

As of February 10, 2006, J.L. Halsey Corporation had 83,208,332 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED DECEMBER 31, 2005

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements
• Unaudited Condensed Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005

• Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2005 and 2004

• Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2005 and 2004

• Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2005 and 2004

• Unaudited Notes to Condensed Consolidated Financial Statements

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	3	Quantitative and Qualitative Disclosures About Market Risk

	4	Controls and Procedures

II		OTHER INFORMATION

	1	Legal Proceedings
	1A	Risk Factors
	2	Unregistered Sales of Equity Securities and Use of Proceeds
	3	Defaults Upon Senior Securities
	4	Submission of Matters to a Vote of Security Holders
	5	Other Information
	6	Exhibits

Signatures

Index to Exhibits

PART I

ITEM 1.              FINANCIAL STATEMENTS

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,349,275	$3,101,511
Accounts receivable, net of allowance of $96,563 at December 31, 2005 and $9,715 at June 30, 2005	4,035,999	1,878,343
Prepaid expenses	709,755	231,250
Deferred income taxes	152,654	94,663
Deferred financing fees	108,065	—
Prepaid expenses related to discontinued operations	241,650	269,975
Total current assets	6,597,398	5,575,742
Restricted cash related to discontinued operations	1,652,368	2,234,383
Other non-current assets	93,893	—
Fixed assets, net	1,448,569	550,992
Intangible assets, net	21,293,212	12,713,750
Goodwill	27,627,156	17,748,540
Total assets	$58,712,596	$38,823,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,586,463	$1,093,146
Contingent merger consideration – short-term	2,653,158	—
Other current liabilities	6,655	—
Income taxes payable	90,435	76,781
Accrued expenses remaining from discontinued operations	2,389,876	3,112,781
Deferred revenue	2,428,033	1,687,556
Total current liabilities	9,154,620	5,970,264
Revolving line of credit	13,103,152	—
Note payable	5,600,000	5,600,000
Contingent merger consideration – long-term	1,725,000	—
Accrued interest	359,014	76,712
Deferred income taxes	94,663	94,663
Other long-term liabilities	37,451	—
Total liabilities	30,073,900	11,741,639
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued and 83,208,332 shares outstanding at December 31, 2005 and 89,522,280 shares issued and 82,966,396 shares outstanding at June 30, 2005	895,223	895,223
Additional paid-in capital	274,585,229	275,063,911
Accumulated deficit	(209,168,823)	(210,495,561)
Treasury stock (at cost), 6,313,948 shares at December 31, 2005 and 6,555,884 shares at June 30, 2005	(37,672,933)	(38,381,805)
Total stockholders’ equity	28,638,696	27,081,768
Total liabilities and stockholders’ equity	$58,712,596	$38,823,407

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2005	2004

Software and services revenues	$6,175,101	$—
Cost of revenues:
Software and services	1,292,765	—
Amortization of intangibles	387,063	—
Total cost of revenues	1,679,828	—
Gross profit	4,495,273	—
Operating expenses:
General and administrative expenses	1,729,073	387,461
Sales & marketing	1,321,569	—
Amortization of intangibles	331,974	—
Income (loss) from operations	1,112,657	(387,461)
Interest income	38,435	130,305
Interest expense	(390,217)	—
Loss on sale of assets	(15,944)	—
Income (loss) from continuing operations before income taxes	744,931	(257,156)
Income tax provision	153,867	—
Net income (loss) from continuing operations	591,064	(257,156)
Gain on disposal of discontinued operations, net of tax	209,419	116,981
Net income (loss)	$800,483	$(140,175)
Income (loss) per share from continuing operations – basic and diluted	$0.01	$(0.00)
Income (loss) per share – basic and diluted	$0.01	$(0.00)
Weighted average number of shares outstanding – basic	83,126,810	82,193,063
Weighted average number of shares outstanding – diluted	85,205,229	82,193,063

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended December 31,
	2005	2004

Software and services revenues	$9,701,822	$—
Cost of revenues:
Software and services	2,076,112	—
Amortization of intangibles	592,062	—
Total cost of revenues	2,668,174	—
Gross profit	7,033,648	—
Operating expenses:
General and administrative expenses	3,073,958	782,003
Sales & marketing	1,697,409	—
Amortization of intangibles	518,475	—
Income (loss) from operations	1,743,806	(782,003)
Interest income	67,566	227,814
Interest expense	(531,367)	—
Loss on sale of assets	(15,944)	—
Income (loss) from continuing operations before income taxes	1,264,061	(554,189)
Income tax provision	276,867	—
Net income (loss) from continuing operations	987,194	(554,189)
Gain on disposal of discontinued operations	339,544	258,763
Net income (loss)	$1,326,738	$(295,426)
Income (loss) per share from continuing operations – basic and diluted	$0.01	$(0.01)
Income (loss) per share – basic and diluted	$0.02	$(0.00)
Weighted average number of shares outstanding – basic	83,046,603	82,193,063
Weighted average number of shares outstanding – diluted	85,072,058	82,193,063

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,326,738	$(295,426)
Adjustments to reconcile net income (loss) to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(339,544)	(258,763)
Stock-based compensation expense	155,190	—
Depreciation and amortization	1,270,853	5,733
Provision for bad debt	100,235	—
Deferred income tax benefit	(57,991)	—
Loss on sale of assets	15,944	—
Changes in assets and liabilities:
Accounts receivable	(886,759)	—
Prepaid expenses	(63,896)	45,466
Accounts payable and accrued expenses	(161,055)	(80,592)
Accrued interest	282,302	—
Deferred revenue	443,418	—
Income taxes payable	13,654	—
Net cash flows provided by (used in) continuing operations	2,099,089	(583,582)
Net cash flows used in discontinued operations	(373,021)	(517,770)
Net cash flows provided by (used in) operating activities	1,726,068	(1,101,352)
Cash flows from investing activities:
Continuing operations
Financing fees	(111,791)	—
Additions to property and equipment	(371,336)	—
Payments for businesses acquired, net of cash acquired	(16,773,329)	—
Discontinued operations:
Release of restricted cash	600,000	—
Net cash flows used in investing activities	(16,656,456)	—
Cash flows from financing activities:
Proceeds from sale of treasury stock	75,000	—
Proceeds from debt and credit arrangements	17,852,414	—
Payment of debt and credit arrangements	(4,749,262)	—
Net cash flows provided by financing activities	13,178,152	—
Net decrease in cash and cash equivalents	(1,752,236)	(1,101,352)
Cash and cash equivalents, beginning of period	3,101,511	28,880,201
Cash and cash equivalents, end of period	$1,349,275	$27,778,849

Supplemental cash flow information:
Cash paid for interest	$150,632	$—
Cash paid for taxes	$321,000	$—

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

1.              Basis of Presentation

J.L. Halsey Corporation (“Halsey” or “Company”), through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”) and Uptilt, Inc. (d/b/a “EmailLabs”), is a leading email marketing firm.  The Company’s email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable of $5.6 million as a non-current liability on our Balance Sheet as of December 31, 2005. With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing technology company based in Menlo Park, California, for $19.5 million in cash, of which approximately $2.5 million was funded by EmailLabs’ available cash and an obligation to make two equal earn-out payments of $1,725,000 on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The remainder of the purchase price for the acquisition was funded with the proceeds of a Loan and Security Agreement between Halsey and Comerica Bank.

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

Prior to Halsey’s acquisitions noted above, the Company spent several years maximizing the assets that it had retained, including old accounts receivable, Medicare receivables and appeals and tax items, and minimizing liabilities retained after the sales of the operating businesses.  The Company made significant progress on these matters.  The

Company has collected virtually all of its receivables other than amounts which are the subject of litigation or arbitration or that have been written off and also resolved all but one litigation matter remaining from the prior operations of NovaCare. A subsidiary of the Company has retained three employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax and legal resources when required by management and the board of directors.  No members of the current board of directors were members prior to the Company selling its operating businesses.

These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended June 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

2.              Acquisition of Lyris Technologies, Inc.

As discussed in Note 1, on May 12, 2005 the Company acquired Lyris Technologies, Inc. The acquisition was accounted for as a purchase, and, accordingly, the results of operations of Lyris have been included in the consolidated financial statements commencing on the date of acquisition. In connection with the acquisition, the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

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
$30,658,251

3.              Acquisition of EmailLabs

As discussed in Note 1, on October 11, 2005 the Company acquired EmailLabs.  The acquisition was accounted for as a purchase, and, accordingly, the results of operations of EmailLabs have been included in the consolidated financial statements commencing on the date of acquisition. In connection with the acquisition, the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Description	October 11, 2005
Assets:
Cash	$3,075,494
Trade receivables	1,367,632
Other current assets	414,383
Property and equipment	702,500
Other non-current assets	93,893
Goodwill	9,878,616
Trademarks and intangible assets	9,690,000
Total assets acquired	25,222,518
Liabilities:
Accounts payable and accrued expenses	682,841
Deferred revenue	297,059
Other liabilities	15,637
Total liabilities	995,537
Net assets acquired	$24,226,981

Represented by:
Cash paid at closing	$19,444,074
Acquisition costs	373,910
Working capital adjustment	112,396
Contingent consideration	4,296,601
$24,226,981

4.              Intangible Assets

Intangible assets consist of the following at December 31:

2005
Customer relationships	$7,373,161
Developed technology	8,158,226
15,531,387
Less: accumulated amortization	(1,308,175)
14,223,212
Trade names	7,070,000

Total intangible assets	$21,293,212

The following table outlines the Company’s intangible assets, by acquisition, as of December 31, 2005:

	Gross amount	Accumulated amortization	Balance at December 31, 2005
Lyris Technologies:
Customer relationships	$4,113,161	$(467,414)	$3,645,747
Developed technology	4,078,226	(513,223)	3,565,003
Tradenames	4,720,000	—	4,720,000
Subtotal	12,911,387	(980,637)	11,930,750

EmailLabs:
Customer relationships	3,260,000	(145,473)	3,114,527
Developed technology	4,080,000	(182,065)	3,897,935
Tradenames	2,350,000	—	2,350,000
Subtotal	9,690,000	(327,538)	9,362,462

Grand Total	$22,601,387	$(1,308,175)	$21,293,212

Amortization expense for the six months ended December 31, 2005 was $1,110,537. During the six months ended December 31, 2005, $592,062 of amortization expense was classified as cost of revenues and relates to the amortization of developed technology.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of December 31, 2005 is as follows:

Fiscal Year	Customer Relationships	Developed Technology	Total
2006	$699,000	$817,998	$1,516,998
2007	1,398,000	1,635,996	3,033,996
2008	1,310,000	1,635,996	2,945,996
2009	1,302,000	1,635,996	2,937,996
2010	1,302,000	1,511,017	2,813,017
2011	749,274	225,935	975,209
Total	$6,760,274	$7,462,938	$14,223,212

The following table outlines the Company’s goodwill, by acquisition, as of December 31, 2005:

Description	Goodwill Amount

Lyris Technologies	$17,748,540
EmailLabs	9,878,616

Total	$27,627,156

5.              Note Payable

Commodore Resources, (Nevada) Inc., a wholly-owned subsidiary of the Company, executed a promissory note with The John Buckman and Jan Hanford Trust in the amount of $5.6 million as part of the acquisition of Lyris Technologies on May 12, 2005.  The note bears interest at the rate of 10% per annum. The note and accrued interest become due on May 12, 2007, subject to the following conditions:

•                  Total Revenue of Lyris Technologies for the twelve month periods ended March 31, 2006 and 2007, taken in the aggregate, must be equal to or greater than $24.0 million.

•                  If total revenues for the twelve month periods ended March 31, 2006 and 2007, taken in the aggregate, are less than $24.0 million but greater than or equal to $16.0 million, then the interest and principal due shall be ratably reduced.

•                  If total revenues for the twelve month periods ended March 31, 2006 and 2007, taken in the aggregate, are less than $16.0 million, then no amounts of interest and principal shall be due under the terms of this note.

•                  The amount due on this note shall also be reduced for any royalty payments that the Company is required to make under the terms of the License Agreement between the Company and Digital Impact, Inc.

The Company has accrued $359,014 of interest owed on this note as of December 31, 2005. During the quarter ended December 31, 2005 the Company accrued $141,151 of interest on this note and recorded this amount as interest expense in the statement of operations for the three months ended December 31, 2005.

6.              Discontinued Operations

At December 31, 2005 and June 30, 2005, assets and liabilities from discontinued operations consisted of:

	December 31, 2005	June 30, 2005
Restricted cash in support of workers’ compensation liabilities	$1,652,368	$2,234,383
Prepaid expenses pertaining to insurance deposits	241,650	269,975
Accounts receivable remaining from discontinued operations	583,248	1,109,296
Allowance for doubtful accounts remaining from discontinued operations	(583,248)	(1,109,296)
Total assets related to discontinued operations	1,894,018	2,504,358

Accrued expenses remaining from discontinued operations	2,389,876	3,112,781
Total liabilities related to discontinued operations	$2,389,876	$3,112,781

The decrease in accounts receivable remaining from discontinued operations and its related allowance was due to a receivable assigned in the settlement of Walmsley and Sullivan v. NAHC, Inc. et. al.  (See Note 9 ).  The accounts receivable remaining from discontinued operations as of December 31, 2005 consisted primarily of trade accounts receivable and Medicare related receivables that were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. At December 31, 2005, the Company believes that the probability of collecting these receivables is low and the Company will most likely cease its collection efforts in the next few quarters.  Accordingly, the Company has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection.

The change in the restricted cash balance represents a release of the restricted cash that was received by the Company during July 2005 in the amount of $600,000 offset by interest income of $17,985. The Company’s workers’ compensation insurance carrier released the funds to the Company after a periodic review of the Company’s potential claim exposure.

The accrued expenses remaining from discontinued operations primarily consist of liabilities, which arose prior to or as a result of the disposition transactions.  These liabilities include costs for litigation, workers’ compensation claims, professional liability claims and other liabilities.

The Company accrues an estimate of the legal costs necessary to defend itself against legal claims related to its discontinued operations. The costs of litigation are difficult to estimate because of the high variability of possible outcomes. As a result, the actual costs could differ significantly from these estimates.

The $209,419 gain on disposal of discontinued operations, net of taxes, recorded for the three months ended December 31, 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a refund from a state insurance guarantee fund in the amount of $53,000 and reductions of expense accruals of $156,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $339,544 gain on disposal of discontinued operations, net of taxes, recorded for the six months ended December 31, 2005, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a refund from a state insurance guarantee fund in the amount of $53,000 and reductions of expense accruals of $287,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $116,981 gain on disposal of discontinued operations, net of taxes, recorded for the three months ended December 31, 2004 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consists of a gain resulting from a refund from the Company’s workers compensation insurance carrier in the amount of $210,000, offset by additional expense accruals of $93,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $258,763 gain on disposal of discontinued operations, net of taxes, recorded for the six months ended December 31, 2004, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a tax related refund of $400,000 and a refund from the Company’s workers compensation insurance carrier in the amount of $210,000, offset by additional expense accruals of $351,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

7.              Stock Based Compensation

Effective July 1, 2005, the company adopted the provisions of SFAS No. 123(R), Share-Based Payments, and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.   Prior to adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.

The Company established the J.L. Halsey Corporation Equity Based Compensation Plan (“Equity Based Compensation Plan”) on May 6, 2005.  The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors and consultants of the Company.  Stock options granted in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of the Company’s common stock at the date of grant, and stock-based compensation expense is recognized over the employees’ requisite service period which is generally four years.  Options are generally granted with a ten year term.  The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000.

The company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For option grants issued in the quarter ended December 31, 2005, the following weighted average assumptions were used:

Risk-free rate	4.36%
Expected dividends	$—
Expected market price volatility	50.0%
Expected years until exercise	4.5 years
Estimated forfeiture rate	15%

The adoption of SFAS No. 123(R) increased compensation expense by approximately $96,000 (pre-tax) in the quarter ended December 31, 2005.  This amount is recorded in cost of revenue, general and administrative and sales and marketing expense. There were no options outstanding during the quarter ended December 31, 2004.

The following table summarizes stock option activity from July 1, 2005 to December 31, 2005:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
Balance, July 1, 2005	6,370,000		$0.31
Granted	365,000		0.64
Forfeited, Cancelled	(185,000)		0.31
Balance, September 30, 2005	6,550,000	9.61	$0.33
Granted	2,672,000		0.62
Forfeited, Cancelled	(35,000)		0.59
Balance, December 31, 2005	9,187,000	9.33	$0.40

Options exercisable at December 31, 2005	574,521		$0.30

No options were exercisable at July 1, 2005.

The following table summarizes the allocation of stock-based compensation expense for the three months ended:

	September 30, 2005	December 31, 2005
Cost of revenues	$10,215	$19,722
Sales and marketing	3,725	23,211
General and administrative	38,930	59,387
Total stock-based compensation expense	$52,870	$102,320

As of December 31, 2005, the unrecorded deferred stock-based compensation balance related to stock options was approximately $1,710,000 before estimated forfeitures and will be recognized over an estimated weighted average 3.49 years.

8.              Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net loss per share-basic:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2005	2004	2005	2004
Software and services revenues	$6,175,101	$—	$9,701,822	$—
Cost of revenues	1,679,828	—	2,668,174	—
Gross profit	4,495,273	—	7,033,648	—
Operating expenses	3,750,342	—	5,769,587	—
Income (loss) from continuing operations before income taxes	744,931	(257,156)	1,264,061	(554,189)
Income tax provision	153,867	—	276,867	—
Net income (loss) from continuing operations	591,064	(257,156)	987,194	(554,189)
Gain on disposal of discontinued operations, net of tax	209,419	116,981	339,544	258,763
Net income (loss)	$800,483	$(140,175)	$1,326,738	$(295,426)

Weighted average shares outstanding:
basic	83,126,810	82,193,063	83,046,603	82,193,063
Effect of dilutive securities:
Stock options	2,078,419	—	2,025,455	—
diluted	85,205,229	82,193,063	85,072,053	82,193,063

Income (loss) per share from continuing operations: basic and diluted	$0.01	$(0.00)	$0.01	$(0.01)
Gain per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share: basic and diluted	$0.01	$(0.00)	$0.02	$(0.00)

Options to purchase 250,000 shares of common stock at $0.70 per share were outstanding during the three and six months ended December 31, 2005 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of common shares during the period.

9.              Commitments and Contingencies

Walmsley and Sullivan v. NAHC, Inc. et. al.  During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by Walmsley and Sullivan, two former employees, against the Company and its officer and directors.  The suit seeked damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims.  The Company sued both Walmsley and Sullivan in federal court in Arizona.  This suit claimed damages related to bonuses paid to Walmsley and Sullivan.  The Company received notice on May 6, 2005, that the presiding judge issued an order transferring the matter from the District of Arizona to the Eastern District of Pennsylvania for the convenience of the witnesses. In addition, the order denied the Company’s partial motion for summary judgment on its fraud, negligent misrepresentation and breach of fiduciary duty claim against Walmsley and Sullivan due to a material issue of fact to be resolved at trial.  This case was settled on October 24, 2005.  The settlement assigned a receivable remaining from the Company’s discontinued operations to Walmsley and Sullivan.  The receivable had been fully reserved by the Company so there was no financial impact related to this settlement.

NovaCare v. Stratford Nursing Home.  The Company filed this collection lawsuit over four years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved.  Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, has quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of December 31, 2005, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and the Company has reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

Operating Lease Commitments

The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates though 2009.  The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2006 amount is for six months remaining in the fiscal year):

	Year ended June 30
	2006	2007	2008	2009	2010	Total

Property lease obligations	$316,660	$604,657	$567,074	$344,565	$101,733	$1,934,689

Other Miscellaneous Cases and Claims

Miscellaneous Claims. The Company has recorded reserves to pay several dozen small claims (most will be $50,000 or less) that it has identified related to two of its previous operating businesses.

Uninsured Professional Liability Claims. The Company is a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO was not permitted to pay any claims on behalf of the Company; however, the remaining claims were transferred to various state insurance guaranty funds.  State insurance guaranty funds have over the last four years paid the amounts due for liability claims settlements on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  A recent ruling by the Superior Court of New Jersey may free this state guarantee fund from contributing their limit to any settlement on behalf of the Company.  Because of this ruling, the Company has increased its reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim, therefore, in the event that the Company’s current reserve assessment is incorrect, the Company will be required to fund any amount in excess of the reserve amount.

10.       Significant Customer Information and Segment Reporting

SFAS No.  131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers.  The method for determining what information to report is based on the way that management organizes the operating segments within Halsey for making operational decisions and assessments of financial performance.

Halsey’s chief executive officer (CEO) is considered to be the chief operating decision-maker.  The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.  Halsey has determined that it operates in a single operating segment, specifically, email marketing services, and has no significant customers.

11.       Revolving Line of Credit

On October 11, 2005, the Company entered into a Loan and Security Agreement with Comerica Bank providing a revolving line of credit to the Company.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs, and we expect to use future borrowings for general corporate purposes.  The outstanding borrowings bear interest based upon a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The amount available to the Company at December 31, 2005 was $17,750,000 and outstanding borrowings were $13,103,152.  The Loan and Security Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  At December 31, 2005, the Company was in compliance with all provisions of the agreement, including the financial covenants and ratios.

12.       Income Taxes

Halsey and it subsidiaries are subject to Federal Income Tax and the California Franchise Tax.  For Federal Income Tax purposes, the consolidated year to date income is partially offset by prior cumulative net operating loss (NOL) carryforwards.  The resulting net income is taxed at the alternative minimum tax rate of 20%.  For California Franchise Tax purposes, only the financial results of the California businesses are taxed at the state statutory rate of 8.84%.  The federal NOLs cannot be used to reduce the income of the companies doing business in California for California Franchise Tax purposes.

13.       Treasury Stock

During the quarter ended December 31, 2005, the Company sold 120,968 shares of its own common stock held in treasury to a director of the Company at the current market price of $0.62.  This resulted in a cash inflow to the Company in the amount of $75,000 which was recorded as a reduction to Treasury Stock in the equity section of the Company’s balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report.  The discussion and analysis below includes certain forward-looking statement that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this quarterly report, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

J.L. Halsey Corporation (“Halsey” or “Company”), through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), and Uptilt, Inc. (d/b/a “EmailLabs”) is a leading email marketing firm.  The Company’s email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable of $5.6 million as a non-current liability on our Balance Sheet as of December 31, 2005. With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing technology company based in Menlo Park, California, for $19.5 million in cash, of which approximately $2.5 million was funded by EmailLabs’ available cash and an obligation to make two equal earn-out payments of $1,725,000 on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The remainder of the purchase price for the acquisition was funded with the proceeds of a Loan and Security Agreement between Halsey and Comerica Bank.

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

Prior to the acquisitions noted above, the Company spent several years maximizing the assets that it had retained, including old accounts receivable, Medicare receivables and appeals and tax items, and minimizing liabilities retained after the sales of the operating businesses.  The Company made significant progress on these matters.  The Company has collected virtually all of its receivables other than amounts which are the subject of litigation or arbitration or that have been written off and also resolved all but one litigation matter remaining from the prior operations of NovaCare. A subsidiary of the Company has retained three employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax and legal resources when required by management and the board.  No members of the current board were members prior to the Company selling its operating businesses.

Results of Operations for the Three Months Ended December 31, 2005 and December 31, 2004

Revenue

Total revenue was $6,175,101 for the three months ended December 31, 2005, compared to none for the three months ended December 31, 2004.  For the three months ended December 31, 2005, revenue of $3,780,006 is attributable to Lyris and $2,395,095 is attributable to EmailLabs.

Cost of revenue

Cost of revenue was $1,679,828 for the three months ended December 31, 2005, compared to none for the three months ended December 31, 2004. $907,307 of the cost of revenue is attributable to Lyris and $772,521 is attributable to EmailLabs. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include amortization of intangibles of $387,063 related to developed technology and computer and internet bandwidth costs associated with providing our support and hosting services to our customers.

Sales and marketing

Sales and marketing expenses were $1,321,569 for the three months ended December 31, 2005, compared to none for the three months ended December 31, 2004. $525,151 of the sales and marketing expense was incurred by Lyris and $796,418 was incurred by EmailLabs.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of the Company. Other sales and marketing costs include advertising costs and costs associated with exhibits and tradeshows.

General and administrative

General and administrative expenses were $1,729,073 for the three months ended December 31, 2005, compared to $387,461 for the three months ended December 31, 2004.  The primary reasons for the increase of approximately $1,342,000 included increases of approximately $844,000 in general and administrative expenses for Lyris Technologies, approximately $227,000 in general and administrative expenses for EmailLabs and increases in operating expenses by the parent company of approximately $271,000, primarily as a result of increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Amortization of intangibles

Amortization of intangibles was $331,974 for the three months ended December 31, 2005, compared to none for the three months ended December 31, 2004. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of Lyris on May 12, 2005 and the acquisition of EmailLabs on October 11, 2005.  See Note 4 to the Condensed Consolidated Financial Statements for details on intangible assets.

Provision for income taxes

During the three months ended December 31, 2005, the Company recorded an income tax provision of approximately $132,000, which consists primarily of state income taxes on the earnings of two of our subsidiaries. The Company also recorded an additional provision for federal income taxes of approximately $22,000. The Company did not record a provision for income taxes for the three months ended December 30, 2004.

Net income (loss)

Net income (loss) was $800,483 for the three months ended December 31, 2005, compared to $(140,175) for the three months ended December 31, 2004. The net income in the current quarter includes net income from Lyris Technologies of approximately $477,000, net income from EmailLabs of approximately $410,000 and a net loss from J.L. Halsey of approximately $(86,000).

Discontinued Operations

Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables that were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. Losses primarily include expenses incurred or adjustments to liabilities which were owed by the Company prior to the disposition of the Company’s long-term care services business in fiscal year 2000.

The $209,419 gain on disposal of discontinued operations, net of taxes, recorded for the three months ended December 31, 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a refund from a state insurance guarantee fund in the amount of approximately $53,000 and reductions of expense accruals of approximately $156,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $116,981 gain on disposal of discontinued operations, net of taxes, recorded for the three months ended December 31, 2004 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consists of a gain resulting from a refund from the Company’s workers compensation insurance carrier in the amount of approximately $210,000, offset by additional expense accruals of approximately $93,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

Results of Operations for the Six Months Ended December 31, 2005 and December 31, 2004

Revenue

Total revenue was $9,701,822 for the six months ended December 31, 2005, compared to none for the six months ended December 31, 2004.  For the six months ended December 31, 2005, revenue of $7,306,727 is attributable to Lyris and $2,395,095 is attributable to EmailLabs.

Cost of revenue

Cost of revenue was $2,668,174 for the six months ended December 31, 2005, compared to none for the six months ended December 31, 2004. $1,895,653 of the cost of revenue is attributable to Lyris and $772,521 is attributable to EmailLabs. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include amortization of intangibles of $592,062 related to developed technology and computer and internet bandwidth costs associated with providing our support and hosting services to our customers.

Sales and marketing

Sales and marketing expenses were $1,697,409 for the six months ended December 31, 2005, compared to none for the six months ended December 31, 2004. $900,991 of the sales and marketing expense was incurred by Lyris and $796,418 was incurred by EmailLabs.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of the Company. Other sales and marketing costs include advertising costs and costs associated with exhibits and tradeshows.

General and administrative

General and administrative expenses were $3,073,958 for the six months ended December 31, 2005, compared to $782,003 for the six months ended December 31, 2004.  The primary reasons for the increase of approximately $2,292,000 included increases of approximately $1,521,000 in general and administrative expenses for Lyris Technologies, approximately $227,000 in general and administrative expenses for EmailLabs and increases in operating expenses by the parent company of approximately $544,000 primarily as a result of increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Amortization of intangibles

Amortization of intangibles was $518,475 for the six months ended December 31, 2005, compared to none for the six months ended December 31, 2004. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of Lyris on May 12, 2005 and the acquisition of EmailLabs on October 11, 2005. See Note 4 to the Condensed Consolidated Financial Statements for details on intangible assets.

Provision for income taxes

During the six months ended December 31, 2005, the Company recorded an income tax provision of $234,864, which consists primarily of state income taxes on the earnings of two of our subsidiaries. The Company also recorded an additional provision for federal income taxes of approximately $42,000. The Company did not record a provision for income taxes for the six months ended December 31, 2004.

Net income (loss)

Net income (loss) was $1,326,738 for the six months ended December 31, 2005, compared to $(295,426) for the six months ended December 31, 2004. The net income for the six months ended December 31, 2005 includes net income from Lyris Technologies of approximately $1,174,000, and net income from EmailLabs of approximately $410,000 and a net loss from J.L. Halsey of approximately $(257,000).

Discontinued Operations

Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables that were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. Losses primarily include expenses incurred or adjustments to liabilities which were owed by the Company prior to the disposition of the Company’s long-term care services business in fiscal year 2000.

The $339,544 gain on disposal of discontinued operations, net of taxes, recorded for the six months ended December 31, 2005, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a refund from a state insurance guarantee fund in the amount of approximately $53,000 and reductions of expense accruals of approximately $287,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $258,763 gain on disposal of discontinued operations, net of taxes, recorded for the six months ended December 31, 2004, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a tax related refund of approximately $400,000, a refund from the Company’s workers compensation insurance carrier in the amount of approximately $210,000, offset by additional expense accruals of approximately $351,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

Liquidity and Capital Resources

As of December 31, 2005, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Comerica Bank.  At December 31, 2005, cash and cash equivalents totaled $1,349,275 compared to $3,101,511 at June 30, 2005.

Loan and Security Agreement

On October 11, 2005, the Company entered into a Loan and Security Agreement with Comerica Bank providing a revolving line of credit to the Company.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and we expect to use future borrowings for general corporate purposes.  The outstanding borrowings bear interest based upon a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The amount available to the Company at December 31, 2005 was $17,750,000 and outstanding borrowings were $13,103,152.  The Loan and Security Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  At December 31, 2005, the Company was in compliance with all provisions of the agreement, including the financial covenants and ratios.

The Loan and Security Agreement allows the Company to repay the amounts borrowed from time to time and reborrow them, in an amount that reduces on a monthly basis.  The maximum amount available to be borrowed by the Company at the end of each fiscal year is as follows:

Line of credit
Year	balance available for
ended June 30,	borrowings

2006	$16,250,000

2007	$13,250,000

2008	$9,375,000

2009	$5,208,333

2010	$1,041,667

Cash Flows

Net cash provided by (used in) operating activities was $1,726,068 for the six month period ended December 31, 2005, compared to $(1,101,352) for the six month period ended December 31, 2004. Lyris and EmailLabs contributed net income of approximately $1,584,000, while the remainder of the Company had a net loss of approximately $(257,000).  These amounts were increased by non-cash add-backs of $1,270,853 for depreciation and amortization and $155,190 for non-cash compensation.  Other adjustments and working capital charges include a decrease of $(886,759) due to the increase in accounts receivable, an increase of $443,418 due to the increase of deferred revenue and a decrease of $(161,055) due to the decrease in accrued expense.

Net cash used in investing activities was $16,656,456 for the six month period ended December 31, 2005, compared to none in the six month period ended December 31, 2004. The increase was primarily due to payments of $16,885,120 related to the acquisition of EmailLabs and $371,336 used for capital expenditures.  These expenditures were partially offset by the collection of $600,000 of restricted cash that was paid to Halsey by one of its workers’ compensation insurance carriers.

Net cash provided by financing activities was $13,178,152 for the six month period ended December 31, 2005 compared to none in the six month period ended December 31, 2004.  This increase is primarily related to proceeds of $17,852,414 from Comerica used in the acquisition of EmailLabs.  This amount was offset by repayments of $4,749,262.

We expect that cash from the Lyris and EmailLabs operating businesses will fund current cash requirements for the foreseeable future. We continue to evaluate possible acquisitions.  In the event that we decide to purchase another operating business, our capital requirements may exceed our current resources. In such a case, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

Contingent Merger Consideration

The agreements to purchase Lyris and EmailLabs include the payment of contingent consideration subject to each company achieving specified revenue targets.  The Lyris acquisition includes a promissory note payable in the amount of $5.6 million bearing interest at 10% per annum, subject to Lyris achieving specified revenue targets by the second anniversary of the closing date. The acquisition of EmailLabs includes two payments of $1,725,000 each subject to EmailLabs achieving specified revenue targets by the first and second anniversary of the closing date.  Additionally, $500,000 was held back from the former shareholders of EmailLabs subject to EmailLabs meeting specified working capital requirements.  This holdback and the working capital adjustment were paid in January 2006.  The former shareholders of EmailLabs will also receive the proceeds of any tax refund related to the period prior to the closing date.

Halsey believes that it is probable that these specified revenue targets will be met and has therefore recorded short-term and long-term liabilities on our Balance Sheet at December 31, 2005.

In July 2004, the Company received notification that a former customer had filed for Bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The Company may or may not have to return some or all of the $2.0 million amount that it has collected from this former customer over a two year period.  The Company has not recorded a liability at this time since it is not possible to determine if a potential liability is probable based on the information available to us at this time. If in fact the Company is notified in the future by the Bankruptcy Court that an amount must be repaid to the former customer, we believe that we may have legal defenses to support the retention of payments collected from our former customer.

Legal Claims

The Company is currently defending one lawsuit, referred to as NovaCare v. Stratford Inc. (See Note 9 to the Condensed Consolidated Financial Statements). Management believes the Company should prevail in this case. The Company has accrued for some of the potential costs of litigating this case, but the Company does not, and will not, accrue for the payments that could result from an adverse ruling, judgment or a settlement of this case until the Company believes that it is probable that such a payment will be made.  The Company recently settled another case, Walmsley and Sullivan v. NAHC (See Note 9 to the Condensed Consolidated Financial Statements).

Uninsured Professional Liability Claims

The Company is a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO was not permitted to pay any claims on behalf of the Company; however, the remaining claims were transferred to various state insurance guaranty funds.  State insurance guaranty funds have over the last four years paid the amounts due for liability claims settlements on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  A recent ruling by the Superior Court of New Jersey may free this state guarantee fund from contributing their limit to any settlement on behalf of the Company.  Because of this ruling, the Company has increased its reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim, therefore, in the event that the Company’s current reserve assessment is incorrect, the Company will be required to fund any amount in excess of the reserve amount.

Workers’ Compensation Loss Payments

During the first quarter of fiscal year 2003, the NovaCare workers’ compensation insurance carrier notified the Company that the purchaser of NCES (the “Purchaser”) who is responsible for making certain claim payments required by NovaCare’s insurance policy deductibles has defaulted on those payment obligations.  The Purchaser has funds that have been prepaid to this insurance carrier for claim payments under deductibles on the NovaCare policies as well as other unrelated workers’ compensation policies of the Purchaser.  In management’s opinion, the deposits held by the insurance carrier are sufficient to pay deductible obligations on the unrelated workers’ compensation policies as well as the NovaCare policies.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Long-Term Contractual Obligations

The Company has no long-term contractual obligations other than the run off of workers’ compensation insurance and professional liability insurance for its legacy businesses and operating lease commitments described herein.

Critical Accounting Policies and Estimates

In Halsey’s Form 10-K for the year ended June 30, 2005, the Company disclosed its critical accounting policies and estimates upon which Halsey’s financial statements are derived.  Other than the adoption of SFAS No. 123(R), Share-Based Payment, (see Note 7 to the Condensed Consolidated Financial Statements) there have been no changes to these policies since June 30, 2005. Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

RISK FACTORS

The following section describes risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.  The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  This report, including the pro forma financial information that is included in this report, is qualified in its entirety by these risks.  This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report and in our Form 10-K for the fiscal year ended June 30, 2005 on file with the Securities and Exchange Commission. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Our business is substantially dependent on the market for email marketing.

The Company’s revenues come from the email marketing market – from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services.  The market for email marketing is relatively new and still evolving.  There is no certainty regarding how or whether this market will develop, or whether it will experience any contractions.

Seasonal trends may cause our quarterly operating results to fluctuate, which may adversely affect the market price of our common stock.

The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months. We believe our business may be affected by similar revenue fluctuations, but our limited operating history is insufficient to isolate and predict the magnitude of these effects. Because we may experience these effects, investors (and, possibly, securities analysts) may not be able to predict our quarterly or annual operating results. If we fail to meet expectations of securities analysts and investors, our stock price could decline.

If businesses and consumers fail to accept online direct marketing as a means to attract new customers, demand for our services may not develop and the price of our stock could decline.

The market for online direct marketing services is relatively new and rapidly evolving, and our business may be harmed if sufficient demand for our services does not develop. Our current and planned services are very different from the traditional methods that many of our clients have historically used to attract new customers and maintain customer relationships.  As a result, customers and potential customers may be reticent to try new technologies and new solutions, and the demand for our services may not develop or may decline, which could cause our stock price to decline.

Our results depend on consumer use of email and the Internet.  If consumers do not continue to use email and the Internet, demand for our services may not develop and the price of our stock could decline.

Our current and planned services enable customers to use email to increase revenue and traffic from, and communication with, their online audiences, customers and members. Our ability to serve these customers therefore depends on their audiences continuing to use both email and the Internet as communications media.  If consumer adoption of either technology declines, demand for our services may not develop or may decline.

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

Many of these potential competitors have broad distribution channels and they may bundle complementary products or services. Such bundled products include, but are not limited to, web analytics, data mining, customer relationship management (CRM) systems and professional services.  If we are not able to bundle complementary services or continue to expand our distribution capabilities, our results may suffer.

In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels, and these businesses could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor. As a result of future competition, the demand for our services could substantially decline. Any of these occurrences could harm our ability to compete effectively.

The email security business is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

Our email security business faces competition from businesses that develop their own anti-spam and other messaging security technology.  These competitors vary from enterprise software vendors such as Oracle and SAP to online service providers who develop or bundle anti-spam, anti-virus and other messaging security technology with their other products such as Symantec and Network Associates.  We also face competition from large enterprise network infrastructure and software vendors such as Cisco Systems and Microsoft as they diversify their product offerings.   Many of these competitors have broad distribution channels and can bundle competing products or services. This competition poses a significant risk for us.

If we fail to respond to rapidly changing technology or evolving industry standards, our products and services may become obsolete or less competitive.

The markets for our products and services are characterized by rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards.  If we are unable to develop enhancements to, and new features for, our existing products and services, or develop entirely new products and services, our products and services may become obsolete, less marketable or less competitive, and our business will be harmed.  The ability to add new enhancements, new features and new services depends on several factors, including having sufficient financial, technical and human resources and completing such work in a timely fashion.  Failure to produce timely acceptable new features will significantly impair our ability to retain existing revenue and earn new revenue.

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

We face significant threats from new entrants to our business.

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

Defects in our products could diminish demand for its products and services and cause it to lose customers.

Because our products and services are complex, they may have errors or defects that users identify after they begin using them, which could harm our reputation and business.  In particular, our anti-spam products may identify some legitimate emails as unwanted or unsolicited spam, or we may not be able to filter out a sufficiently high percentage of unsolicited or unwanted messages sent to the email accounts of customers.  Complex software products like ours frequently contain undetected errors when first introduced or when new versions or enhancements are released.  In addition, we may be unable to respond in a prompt manner, or at all, to new methods of attacking a messaging system, such as new spamming techniques.  We have from time to time found defects in products, and errors in existing products may be detected in the future.  Any such errors, defects or other performance problems could impact the perceived reliability of our products and services and hurt our reputation.  If that occurs, customers could elect not to renew or terminate their subscriptions and future sales could be lost.

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

 We depend on the efficient and uninterrupted operations of our data centers and hardware systems. The data centers and hardware systems are located in California, an area susceptible to earthquakes. The data centers and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to our data centers or systems, we may be unable to execute clients’ hosted online direct marketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

System failures could reduce the attractiveness of our service offerings.

We provide email marketing and delivery services to our clients and end-users through our proprietary technology and client management systems. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.  Some factors that could lead to interruptions in customer service include:  operator negligence; improper operation by, or supervision of, employees; physical and electronic break-ins; misappropriation; computer viruses and similar events; power loss; computer systems failures; and Internet and telecommunications failures. We do not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

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

We rely upon third parties for technology that is critical to our product. If we are unable to continue to use this technology and future technology, our ability to sell or continue to support subscriptions to our products and services would be limited and our operating results could be harmed.

We rely on non-exclusive software license rights from third parties in technologies that are incorporated into and necessary for the operation and functionality of our products. Our licenses often require the payment of royalties or other consideration to third parties. Our success depends in part on our continued ability to have access to these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially reasonable terms or at all. Our loss of license to, or the inability to support, maintain and enhance, software products we license from third parties could result in our customers having to upgrade their Lyris or EmailLabs products. In addition, a loss of license from third parties could lead to increased costs and delays or reductions in our product development, sales and support until we are able to develop functionally equivalent software or identify and obtain licenses to alternative third party software with comparable functionality, which we may be unable to do. As a result, our margins, market share and operating results could be significantly harmed. If any of these events occurs, our business and operating results could be harmed.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be adversely affected.

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

In December 2003, Congress enacted the CAN-SPAM Act of 2003, which regulates the sending of commercial email and pre-empts state laws regulating commercial email.  The effect of this legislation on marketers is difficult to predict.  We cannot assure you that this or future legislation regarding commercial email will not harm our business.  In addition, many states have passed laws that are significantly more punitive and difficult to comply with than CAN-SPAM, particularly Utah and Michigan.  It is not clear to what extent these state laws will in fact be preempted by CAN-SPAM.

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

An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us.  Additionally, we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities, nor can we assure you that we will be able to complete any acquisitions on favorable terms or at all. In connection with one or more of those transactions, we may:

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

To continue to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require to join the Company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Any failure to adequately expand our direct sales force will impede our growth.

We expect to be substantially dependent on our direct sales force to obtain new customers and to manage our customer relationships. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend in large part on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our service will suffer.

If we fail to develop our brands cost-effectively, our business may be adversely affected.

We believe that developing and maintaining awareness of the Lyris and EmailLabs brands in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

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

In addition, laws regulating the use of cookies by us and our customers could also prevent us from providing our services to our customers or require us to employ alternative technology. A European Union Directive currently being implemented by member countries requires us to tell users about cookies placed on their computers, describe how we and our customers will use the information collected and offer users the right to refuse a cookie. Although no European country currently requires consent prior to delivery of a cookie, one or more European countries may do so in the future. If we were required to obtain consent before delivering a cookie or if the use or effectiveness of cookies is limited, we would be required to switch to alternative technologies to collect user profile information, which may not be done on a timely basis, at a reasonable cost or at all.

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

With respect to the integration of personnel, despite our efforts to retain the key employees of Lyris and EmailLabs, we may not be successful, as competition for qualified management and technical employees in our industry is intense.  We may also be perceived to have a different corporate culture and these key employees may not want to work for a larger, publicly-traded company.  In addition, competitors may recruit these key employees during the integration process.  As a result, these key employees could leave with little or no prior notice, which could impede the integration process and harm our business, financial condition and operating results.  In connection with these acquisitions certain key employees have entered into employment agreements or consulting and non-competition agreements that will restrict their ability to compete with us if they leave or at the conclusion of their consulting term. We cannot assure you of the enforceability of these non-competition agreements or that these employees or consultants will continue to work with us under their employment or consulting agreements.

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

We may require additional capital to fund our business. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

Risks related to our Company and Investment in our Common Stock

Internet-related stock prices are especially volatile, and this volatility may depress our stock price or cause it to fluctuate significantly.

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

As of December 31, 2005, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 39% of our common stock.  As a group they will likely be able to control our business. These stockholders will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

We are a small company without securities analyst coverage at the present time, and there is limited trading of our stock.

 Trading markets for common stock rely in part on the research and reports that industry or financial analysts would publish about us or our business. Currently, no securities analysts cover our stock.  As a result, we lack visibility in the market.  In addition, if one or more analysts initiate coverage with an unattractive rating, our stock price would likely decline rapidly.  There is also little liquidity in the trading of our stock and therefore it may be more difficult for investors to sell common stock in our company.  Sales of large blocks of stock may have a significantly greater negative impact because of the lack of liquidity.

The stock transfer restrictions implemented in the merger of NAHC, Inc. and J. L. Halsey Corporation may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by stockholders to replace or remove the current management.

The shares of common stock issued by the Company in the merger are subject to transfer restrictions that, in general, prevent any individual stockholder or group of stockholders from acquiring in excess of 5% of the outstanding common stock of the Company. The types of acquisition transactions that the Company may undertake therefore will be limited unless the board of directors waives the transfer restrictions. The transfer restrictions also may make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of the Company’s outstanding shares of common stock, unless that stockholder held more than 5% of our common stock before the merger.

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

The Company is defending one remaining lawsuit against us. Our management believes that we should prevail in this case.  However, there is uncertainty and cost related to the claims.   The outcome of this matter is not possible to predict and the current reserves include only estimates of the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against the Company. For more information regarding this lawsuit, please see Note 9 to the Condensed Consolidated Financial Statements.

Provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of the Company or changes in our management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of the Company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

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

As a public company, we will incur significant legal, accounting and other expenses that Lyris and EmailLabs did not incur as private companies. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC, require changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial costs.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 established new standards on accounting for changes in accounting principles.  Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 143 supersedes Accounting Principles Bulletin (APB) Opinion 2, Accounting for Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance of those pronouncements with respect to amounting for changes in estimates, changes in the reporting entity and error corrections.  This statement is effective for accounting changes and effort corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.  The Company does not expect adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets—An Amendment of APB Opinion No. 29.  The provisions of this statement are effective for non monetary asset exchanges occurring in periods beginning after June 15, 2005.  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The adoption of SFAS No. 153 did not have an impact on the Company’s consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs that amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during years beginning after June 15, 2005.  The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements.

In July 2002, The Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  J.L. Halsey Corporation is a non-accelerated filer and therefore expects to comply with the regulations of Section 404 for its reporting period ending June 30, 2008 unless the Company’s filing status changes or the rules governing companies of Halsey’s size change.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from June 30, 2005.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the of the period covered by this quarterly report on Form 10-Q, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, Mr. Burt has concluded, subject to the limitations noted below, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive and Chief Financial Officer, does not expect that our Disclosure controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

J. L. HALSEY CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

See Note 9 to Condensed Consolidated Financials Statements included in “Item 1. Financial Statements.”

ITEM 1A.   RISK FACTORS

See “Risk Factors” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS

Exhibit No.	Exhibit
2.1

Agreement and Plan of Merger, dated October 3, 2005, by and among the Registrant, Commodore Resources (Nevada), Inc., a Nevada corporation, Halsey Acquisition Delaware, Inc., a Delaware corporation, Uptilt Inc., a Delaware corporation, and David Sousa, in his capacity as security holder representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 14, 2005).

10.1

Restricted Stock Award Agreement, dated October 11, 2005, by and between the Company and Nicolas DeSantis Cuadra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K as filed with the SEC on October 14, 2005).

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

By	/s/ Joseph Lambert
Joseph Lambert
Vice President and Controller
(Principal Accounting Officer)

	Date:	February 14, 2006

INDEX TO EXHIBITS

J.L. HALSEY CORPORATION

Exhibit No.	Exhibit

2.1

Agreement and Plan of Merger, dated October 3, 2005, by and among the Registrant, Commodore Resources (Nevada), Inc., a Nevada corporation,  Halsey Acquisition Delaware, Inc., a Delaware corporation, Uptilt Inc., a Delaware corporation, and David Sousa, in his capacity as security holder representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 14, 2005).

10.1

Restricted Stock Award Agreement, dated October 11, 2005, by and between the Company and Nicolas DeSantis Cuadra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 14, 2005).

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a). **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

** Filed herewith.