Form 10-Q
period 2006-03-31
JL HALSEY CORP
filed 2006-05-12
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒   No  ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of May 10, 2006, J.L. Halsey Corporation had 83,208,332 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED MARCH 31, 2006

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements
- Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and June 30, 2005

- Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005

- Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2006 and 2005

- Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 and 2005

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

Signatures

Index to Exhibits

PART I

ITEM 1.     FINANCIAL STATEMENTS

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2006	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$297	$3,102
Accounts receivable, net of allowance of $129 at March 31, 2006 and $10 at June 30, 2005	4,430	1,878
Prepaid expenses	895	231
Deferred income taxes	185	95
Deferred financing fees	102	—
Prepaid expenses related to discontinued operations	228	270
Total current assets	6,137	5,576
Restricted cash related to discontinued operations	1,663	2,234
Other non-current assets	94	—
Fixed assets, net	1,637	551
Intangible assets, net	20,535	12,714
Goodwill	27,682	17,748
Total assets	$57,748	$38,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,716	$1,093
Contingent acquisition consideration – short-term	2,032	—
Other current liabilities	7	—
Income taxes payable	264	77
Accrued expenses remaining from discontinued operations	2,248	3,113
Deferred revenue	2,790	1,687
Total current liabilities	9,057	5,970
Revolving line of credit	11,128	—
Note payable	5,600	5,600
Contingent acquisition consideration – long-term	1,725	—
Accrued interest	497	77
Deferred income taxes	95	95
Other long-term liabilities	40	—
Total liabilities	28,142	11,742
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued and 83,208,332 shares outstanding at March 31, 2006 and 89,522,280 shares issued and 82,966,396 shares outstanding at June 30, 2005	895	895
Additional paid-in capital	273,969	275,064
Accumulated deficit	(208,294)	(210,496)
Treasury stock (at cost), 6,313,948 shares at March 31, 2006 and 6,555,884 shares at June 30, 2005	(36,964)	(38,382)
Total stockholders’ equity	29,606	27,081
Total liabilities and stockholders’ equity	$57,748	$38,823

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Software and services revenues	$6,995	$—
Cost of revenues:
Software and services	1,402	—
Amortization of intangibles	409	—
Total cost of revenues	1,811	—
Gross profit	5,184	—
Operating expenses:
General and administrative expenses	1,880	484
Sales & marketing	1,572	—
Amortization of intangibles	349	—
Income (loss) from operations	1,383	(484)
Interest income	17	164
Interest expense	(387)	—
Income (loss) from continuing operations before income taxes	1,013	(320)
Income tax provision	246	—
Net income (loss) from continuing operations	767	(320)
Gain (loss) on disposal of discontinued operations, net of tax	108	(297)
Net income (loss)	$875	$(617)
Income (loss) per share from continuing operations – basic and diluted	$0.01	$(0.00)
Income (loss) per share – basic and diluted	$0.01	$(0.01)
Weighted average number of shares outstanding – basic	83,208,332	82,193,063
Weighted average number of shares outstanding –diluted	84,525,121	82,193,063

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended March 31,
	2006	2005

Software and services revenues	$16,697	$—
Cost of revenues:
Software and services	3,478	—
Amortization of intangibles	1,001	—
Total cost of revenues	4,479	—
Gross profit	12,218	—
Operating expenses:
General and administrative expenses	4,954	1,266
Sales & marketing	3,270	—
Amortization of intangibles	868	—
Income (loss) from operations	3,126	(1,266)
Interest income	85	391
Interest expense	(918)	—
Loss on sale of assets	(16)	—
Income (loss) from continuing operations before income taxes	2,277	(875)
Income tax provision	523	—
Net income (loss) from continuing operations	1,754	(875)
Gain (loss) on disposal of discontinued operations	448	(38)
Net income (loss)	$2,202	$(913)
Income (loss) per share from continuing operations – basic and diluted	$0.02	$(0.01)
Income (loss) per share – basic and diluted	$0.03	$(0.01)
Weighted average number of shares outstanding – basic	83,099,726	82,193,063
Weighted average number of shares outstanding – diluted	84,285,632	82,193,063

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,202	$(913)
Adjustments to reconcile net income (loss) to net cash flows from operating activities of continuing operations:
(Gain) loss on disposal of discontinued operations	(448)	38
Stock-based compensation expense	247	—
Depreciation and amortization	2,150	9
Provision for bad debt	158	—
Deferred income tax benefit	(90)	—
Loss on sale of assets	16	—
Changes in assets and liabilities:
Accounts receivable	(1,338)	—
Prepaid expenses	(244)	(3)
Accounts payable and accrued expenses	(29)	(67)
Accrued interest	420	—
Deferred revenue	806	—
Income taxes payable	187	—
Net cash flows provided by (used in) continuing operations	4,037	(936)
Net cash flows used in discontinued operations	(404)	(883)
Net cash flows provided by (used in) operating activities	3,633	(1,819)
Cash flows from investing activities:
Continuing operations:
Deferred acquisition costs	—	(63)
Deferred financing fees	(112)	—
Additions to property and equipment	(680)	(7)
Payments for businesses acquired, net of cash acquired	(17,449)	—
Discontinued operations:
Release of restricted cash	600	—
Net cash flows used in investing activities	(17,641)	(70)
Cash flows from financing activities:
Proceeds from sale of treasury stock	75	—
Proceeds from debt and credit arrangements	19,696	—
Payment of debt and credit arrangements	(8,568)	—
Net cash flows provided by financing activities	11,203	—
Net decrease in cash and cash equivalents	(2,805)	(1,889)
Cash and cash equivalents, beginning of period	3,102	28,880
Cash and cash equivalents, end of period	$297	$26,991

Supplemental cash flow information:
Cash paid for interest	$495	$—
Cash paid for taxes	$475	$—

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(In thousands, except share and per share data)

(Unaudited)

1.              Basis of Presentation

J.L. Halsey Corporation (“Halsey” or “Company”), through its wholly-owned subsidiaries, Lyris Technologies, Inc. (“Lyris”) and Uptilt, Inc. (d/b/a “EmailLabs”), is a leading email marketing technology and services firm. The Company’s email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers. The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum. Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable of $5.6 million as a non-current liability on our Balance Sheet as of March 31, 2006. With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing technology company based in Menlo Park, California, for $24.3 million (including acquisition costs and working capital adjustments of $541,000). Of this purchase price, $19.5 million was paid in cash at closing, $2.3 million of which was funded by EmailLabs’ available cash. $500,000 of the purchase price was held back pursuant to minimum working capital requirements. This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006. The agreement also includes contingent consideration consisting of two equal earn-out payments of $1.7 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets. Halsey believes that it is probable that the specified revenue targets will be attained and has accrued these liabilities in the current and non-current portions of our Balance Sheet at March 31, 2006. Additionally, any income tax refund related to the period ending on and including the closing date will be paid to the shareholders of EmailLabs. At March 31, 2006, these refunds have been estimated at $307,000 and are included in the current portion of our Balance Sheet. The remainder of the purchase price was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank.

Halsey is the successor to NovaCare, which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on NovaCare and its competitors and customers. The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities. This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics and prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999. The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares. With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

Prior to Halsey’s acquisitions noted above, the Company spent several years maximizing the assets that it had retained, including old accounts receivable, Medicare receivables and appeals and tax items, and minimizing liabilities retained after the sales of the operating businesses. The Company made significant progress on these matters. The Company has collected virtually all of its receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from the prior operations of NovaCare. A subsidiary of the Company has retained three employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax and legal resources when required by management and the board of directors. No members of the current board of directors were members prior to the Company selling its previous healthcare operating businesses.

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

(in thousands) Description	May 12, 2005
Assets:
Cash	$86
Trade receivables	1,039
Other current assets	362
Property and equipment	559
Goodwill	17,748
Trademarks and intangible assets	12,911
Total assets acquired	32,705
Liabilities:
Accounts payable and accrued expenses	320
Deferred revenue	1,727
Total liabilities	2,047
Net assets acquired	$30,658

Represented by:
Cash paid at closing	$23,900
Acquisition costs	1,023
Working capital adjustment	135
Note payable	5,600
$30,658

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

(in thousands) Description	October 11, 2005
Assets:
Cash	$3,075
Trade receivables	1,368
Other current assets	414
Property and equipment	703
Other non-current assets	94
Goodwill	9,934
Trademarks and intangible assets	9,690
Total assets acquired	25,278
Liabilities:
Accounts payable and accrued expenses	683
Deferred revenue	297
Other liabilities	16
Total liabilities	996
Net assets acquired	$24,282

Represented by:
Cash paid at closing	$19,484
Acquisition costs	429
Holdback and working capital adjustment	612
Estimated income tax refund	307
Contingent consideration	3,450
$24,282

4. Intangible Assets

Intangible assets consist of the following:

(in thousands)	March 31, 2006
Customer relationships	$7,373
Developed technology	8,158
15,531
Less: accumulated amortization	(2,066)
13,465
Trade names	7,070

Total intangible assets	$20,535

The following table outlines the Company’s intangible assets, by acquisition, as of March 31, 2006:

(in thousands)	Gross amount	Accumulated amortization	Balance at March 31, 2006
Lyris Technologies:
Customer relationships	$4,113	$(654)	$3,459
Developed technology	4,078	(718)	3,360
Tradenames	4,720	—	4,720
Subtotal	12,911	(1,372)	11,539

EmailLabs:
Customer relationships	3,260	(308)	2,952
Developed technology	4,080	(386)	3,694
Tradenames	2,350	—	2,350
Subtotal	9,690	(694)	8,996

Grand Total	$22,601	$(2,066)	$20,535

Amortization expense for the nine months ended March 31, 2006 was $1.9 million. During the nine months ended March 31, 2006, $1.0 million of amortization expense was classified as cost of revenues and relates to the amortization of developed technology.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of March 31, 2006 is as follows:

(in thousands) Fiscal Year	Customer Relationships	Developed Technology	Total
2006	$350	$409	$759
2007	1,398	1,636	3,034
2008	1,310	1,636	2,946
2009	1,302	1,636	2,938
2010	1,302	1,511	2,813
2011	749	226	975
Total	$6,411	$7,054	$13,465

The following table outlines the Company’s goodwill, by acquisition, as of March 31, 2006:

(in thousands) Description	Goodwill Amount

Lyris Technologies	$17,748
EmailLabs	9,934

Total	$27,682

5. Note Payable

Commodore Resources (Nevada), Inc., a wholly-owned subsidiary of the Company, executed a promissory note with The John Buckman and Jan Hanford Trust in the amount of $5.6 million as part of the acquisition of Lyris Technologies on May 12, 2005. The note bears interest at the rate of 10% per annum. The note and accrued interest become due on May 12, 2007, subject to the satisfaction of the following conditions:

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

•                  The amounts due on the note are reduced for any royalty payments that the Company is required to make under the terms of a License Agreement between the Company and Digital Impact, Inc.

The Company has accrued $497,000 of interest owed on this note as of March 31, 2006. During the quarter ended March 31, 2006 the Company accrued $138,000 of interest on this note and recorded this amount as interest expense in the statement of operations for the three months ended March 31, 2006.

6.   Discontinued Operations

At March 31, 2006 and June 30, 2005, assets and liabilities from discontinued operations consisted of:

(in thousands)	March 31, 2006	June 30, 2005
Restricted cash in support of workers’ compensation liabilities	$1,663	$2,234
Prepaid expenses pertaining to insurance deposits	228	270
Accounts receivable remaining from discontinued operations	583	1,109
Allowance for doubtful accounts remaining from discontinued operations	(583)	(1,109)
Total assets related to discontinued operations	1,891	2,504

Accrued expenses remaining from discontinued operations	2,248	3,113
Total liabilities related to discontinued operations	$2,248	$3,113

The decrease in accounts receivable remaining from discontinued operations and its related allowance was due to a receivable assigned to the plaintiffs in the settlement of Walmsley and Sullivan v. NAHC, Inc. et. al. (See Note 9). The accounts receivable remaining from discontinued operations as of March 31, 2006 consisted primarily of trade accounts receivable and Medicare related receivables that were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. At March 31, 2006, the Company believes that the probability of collecting these receivables is low and the Company will most likely cease its collection efforts in the next few quarters. Accordingly, the Company has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection.

The change in the restricted cash balance represents a release of the restricted cash that was received by the Company during July 2005 in the amount of $600,000 offset by interest income of $29,000. The Company’s workers’ compensation insurance carrier released the funds to the Company after a periodic review of the Company’s potential claim exposure.

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

The $108,000 gain on disposal of discontinued operations, net of taxes, recorded for the three months ended March 31, 2006, relates to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $24,000 resulting from the collection of accounts receivable that were previously written off by the Company and reductions of expense accruals of $84,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $448,000 gain on disposal of discontinued operations, net of taxes, recorded for the nine months ended March 31, 2006, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a refund from a state insurance guarantee fund in the amount of $53,000, a gain of $31,000 resulting from the collection of accounts receivable that were previously written off by the Company and reductions of expense accruals of $364,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation-related costs and legacy insurance expenses.

The $297,000 loss on disposal of discontinued operations recorded for the three months ending March 31, 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of increases to expense accruals of $332,000 to reflect additional legal costs, collection costs, and to adjust other liabilities remaining from our discontinued operations, offset by the collection of accounts receivable of $35,000 that were previously written off by the Company.

The $38,000 loss on disposal of discontinued operations recorded for the nine months ending March 31, 2005, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a tax related refund of $400,000, a refund from the Company’s workers compensation insurance carrier in the amount of $210,000, and the collection of accounts receivable of $35,000 that were previously written off by the Company, offset by additional expense accruals of $683,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

7.     Stock Based Compensation

Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments (“SFAS No. 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  Prior to adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.

The Company established the J.L. Halsey Corporation Equity Based Compensation Plan (“Equity Based Compensation Plan”) on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors and consultants of the Company. Stock options granted in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of the Company’s common stock at the date of grant, and stock-based compensation expense is recognized over the employees’ requisite service period, which is generally four years. Options are generally granted with a ten-year term. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000.

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For option grants issued in the quarter ended March 31, 2006, the following weighted average assumptions were used:

Risk-free rate	4.62%
Expected dividends	$—
Expected market price volatility	50.0%
Expected years until exercise	4.5 years
Estimated forfeiture rate	15%

The adoption of SFAS No. 123(R) increased compensation expense by approximately $92,000 (pre-tax) in the quarter ended March 31, 2006. This amount is recorded in cost of revenue, general and administrative and sales and marketing expense. There were no options outstanding during the quarter ended March 31, 2005.

The following table summarizes stock option activity from July 1, 2005 to March 31, 2006:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
	(in thousands)
Balance, July 1, 2005	6,370		$0.31
Granted	365		0.64
Forfeited, Cancelled	(185)		0.31
Balance, September 30, 2005	6,550	9.61	$0.33
Granted	2,672		0.62
Forfeited, Cancelled	(35)		0.59
Balance, December 31, 2005	9,187	9.33	$0.40
Granted	403		0.63
Forfeited, Cancelled	(550)		0.65
Balance, March 31, 2006	9,040	9.25	$0.41

Options exercisable at March 31, 2006	811	$0.30

Options exercisable at July 1, 2005	136	$0.30

The following table summarizes the allocation of stock-based compensation expense:

(in thousands)	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2006
Cost of revenues	$30	$60
Sales and marketing	21	48
General and administrative	41	139
Total stock-based compensation expense	$92	$247

As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was approximately $1.7 million before estimated forfeitures and will be recognized over an estimated weighted average 3.26 years.

During the nine months ended March 31, 2006, the Company granted 3,440,000 stock options with an estimated total grant-date fair value of $1.0 million. Of this amount, the Company estimated that the stock-based compensation for awards not expected to vest was $291,000.

8.              Net Income (Loss) Per Share

The following table sets forth the computation and reconciliation of net income (loss) per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Software and services revenues	$6,995	$—	$16,697	$—
Cost of revenues	1,811	—	4,479	—
Gross profit	5,184	—	12,218	—
Operating expenses	4,171	320	9,941	875

Income (loss) from continuing operations before income taxes	1,013	(320)	2,277	(875)
Income tax provision	246	—	523	—

Income (loss) from continuing operations	767	(320)	1,754	(875)
Gain (loss) on disposal of discontinued operations, net of tax	108	(297)	448	(38)
Net income (loss)	$875	$(617)	$2,202	$(913)

Weighted average shares outstanding:

basic	83,208,332	82,193,063	83,099,726	82,193,063
Effect of dilutive securities:
stock options	1,316,789	—	1,185,906	—
diluted	84,525,121	82,193,063	84,285,632	82,193,063

Income (loss) per share from continuing operations: basic and diluted	$0.01	$(0.00)	$0.02	$(0.01)
Gain per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$0.01	$0.00

Net income (loss) per share: basic and diluted	$0.01	$(0.01)	$0.03	$(0.01)

The following potential common shares have been excluded from the computation of diluted net income per share for the three and nine months ended March 31, 2006 because their inclusion would have been antidilutive:

	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2006
Outstanding common stock options	2, 350,000	2,495,000

The exercise price of antidilutive stock options outstanding for the three and nine months ended March 31, 2006 were $0.46 to $0.70. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

9.              Commitments and Contingencies

Litigation

Walmsley and Sullivan v. NAHC, Inc. et. al. During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, Pennsylvania by Messrs. Walmsley and Sullivan, two former employees of the Company, against the Company and its officer and directors. The suit sought damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses and other claims. The Company sued both Messrs. Walmsley and Sullivan in federal court in Arizona. This suit claimed damages related to bonuses paid to Messrs. Walmsley and Sullivan. The Company received notice on May 6, 2005 that the presiding judge issued an order transferring the matter from the District of Arizona to the Eastern District of Pennsylvania for the convenience of the witnesses. In addition, the order denied the Company’s partial motion for summary judgment on its fraud, negligent misrepresentation and breach of fiduciary duty claim against Messrs. Walmsley and Sullivan due to a material issue of fact to be resolved at trial. This case was settled on October 24, 2005. The settlement assigned a receivable remaining from the Company’s discontinued operations to Messrs. Walmsley and Sullivan. The receivable had been fully reserved by the Company, so there was no financial impact related to this settlement.

NovaCare v. Stratford Nursing Home. The Company filed this collection lawsuit over four years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved. Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money. Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million. The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party. As of March 31, 2006, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden). The outcome of this action is not possible to predict and the Company has reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

Operating Lease Commitments

The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates though 2009. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2006 amount is for three months remaining  in the fiscal year):

	Year ended June 30,
(in thousands)	2006	2007	2008	2009	2010	Total
Property lease obligations	$160	$605	$567	$344	$102	$1,778

Other Miscellaneous Cases and Claims

Miscellaneous Claims. The Company has recorded reserves to pay several dozen small claims (most will be $50,000 or less) that it has identified related to two of its previous operating businesses.

Uninsured Professional Liability Claims. The Company is a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO was not permitted to pay any claims on behalf of the Company; however, the remaining claims were transferred to various state insurance guaranty funds. State insurance guaranty funds have over the last four years paid the amounts due for liability claims settlements on the Company’s behalf. Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits. The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund. A recent ruling by the Superior Court of New Jersey may free this state guarantee fund from contributing their limit to any settlement on behalf of the Company. Because of this ruling, the Company has increased its reserve for this liability claim. There is no insurance policy in place that would pay any settlement or award for this claim; therefore, in the event that the Company’s current reserve assessment is incorrect, the Company will be required to fund any amount in excess of the reserve amount.

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

Halsey’s chief executive officer (CEO) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Halsey has determined that it operates in a single operating segment, specifically, email marketing technology and services, and has no significant customers.

11.       Revolving Line of Credit

On October 11, 2005, the Company entered into a Loan and Security Agreement with Comerica Bank providing a revolving line of credit to the Company.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs, and we expect to use future borrowings for general corporate purposes.  The outstanding borrowings bear interest based upon a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The original amount available to the Company was $18.5 million and has been reduced monthly beginning October 31, 2005.  Monthly reductions are $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  The amount available to the Company at March 31, 2006 was $17.0 million and outstanding borrowings were $11.1 million.  Given the monthly reductions, the amount available to the Company at March 31, 2007 is $14.0 million.  Current outstanding borrowings are less than the amount available to the Company at March 31, 2007 therefore the Company has classified the entire outstanding balance as a long-term liability.  The Loan and Security Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  At March 31, 2006, the Company was in compliance with all provisions of the agreement, including the financial covenants and ratios.  Effective April 25, 2006, the Company entered into a First Amendment to Loan and Security Agreement, dated October 4, 2005 with Comerica Bank.  See Note 14, Subsequent Event, to the Condensed Consolidated Financial Statements.

12.       Income Taxes

Halsey and it subsidiaries are subject to federal and state income taxes. For federal income tax purposes, 90% of the consolidated year to date income is offset by prior cumulative net operating loss (“NOL”) carryforwards. The resulting 10% of net income is taxed at the alternative minimum tax rate of 20%. For state income tax purposes, only the financial results attributed to a state are taxed at the statutory rate. The statutory rate is 8.84% in California and 9% in New York. The federal NOLs cannot be used to reduce state income taxes.

13.       Treasury Stock

During the quarter ended December 31, 2005, the Company sold 120,968 shares of its own common stock held in treasury to a director of the Company at the current market price of $0.62. This resulted in a cash inflow to the Company in the amount of $75,000 which was recorded as a reduction to Treasury Stock in the equity section of the Company’s balance sheet.  No treasury stock transactions occurred in the quarter ended March 31, 2006.

14.       Subsequent Event

Effective as of April 25, 2006, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with Comerica Bank (“Comerica”). The Amendment amends the Loan and Security Agreement, dated October 4, 2005 (the “Agreement”), between the Company and Comerica. The Amendment reduces Comerica’s lending commitment by a lump sum of $3.5 million to $13.5 million and resets the monthly reduction amounts on the lending commitment to $175,000 per month through May 31, 2007, $250,000 per month through September 30, 2007, and $347,000 per month thereafter until the maturity date of February 28, 2010. In addition, the Amendment decreases the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and revises existing financial and other covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this quarterly report, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

J.L. Halsey Corporation (“Halsey” or “Company”), through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), and Uptilt, Inc. (d/b/a “EmailLabs”) is a leading email marketing technology and services firm. The Company’s email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers. The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum. Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable of $5.6 million as a non-current liability on our Balance Sheet as of March 31, 2006. With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing and technology company based in Menlo Park, California, for $24.3 million (including acquisition costs and working capital adjustments of $541,000). Of this purchase price, $19.5 million was paid in cash at closing, $2.3 million of which was funded by EmailLabs’ available cash. $500,000 of the purchase price was held back pursuant to minimum working capital requirements. This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006. The agreement also includes contingent consideration consisting of two equal earn-out payments of $1.7 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets. Halsey believes that it is probable that the specified revenue targets will be attained and has accrued these liabilities in the current and non-current portions of our Balance Sheet at March 31, 2006. Additionally, any income tax refund related to the period ending on and including the closing date will be paid to the shareholders of EmailLabs. At March 31, 2006 these refunds have been estimated at $307,000 and are included in the current portion of our Balance Sheet. The remainder of the purchase price was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank.

Halsey is the successor to NovaCare, which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on NovaCare and its competitors and customers.   The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities. This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics and prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999. The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares. With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

Prior to the acquisitions noted above, the Company spent several years maximizing the assets that it had retained, including old accounts receivable, Medicare receivables and appeals and tax items, and minimizing liabilities retained after the sales of the operating businesses. The Company made significant progress on these matters. The Company has collected virtually all of its receivables other than amounts which are the subject of litigation or arbitration or that have been written off and also resolved all but one litigation matter remaining from the prior operations of NovaCare. A subsidiary of the Company has retained three employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax and legal resources when required by management and the board. No members of the current board were members prior to the Company selling its previous healthcare operating businesses.

Results of Operations for the Three Months Ended March 31, 2006 and March 31, 2005

Revenue

Total revenue was $7.0 million for the three months ended March 31, 2006, compared to none for the three months ended March 31, 2005. The increase in revenue is due to our acquisitions of Lyris and EmailLabs.

Cost of revenue

Cost of revenue was $1.8 million for the three months ended March 31, 2006, compared to none for the three months ended March 31, 2005. The increase in cost of revenue is due to our acquisitions of Lyris and EmailLabs. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include amortization of intangibles of $409,000 related to developed technology and computer and internet bandwidth costs associated with providing our support and hosting services to our customers.

Sales and marketing

Sales and marketing expenses were $1.6 million for the three months ended March 31, 2006, compared to none for the three months ended March 31, 2005. The increase in sales and marketing expenses is due to our acquisitions of Lyris and EmailLabs. Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of the Company. Other sales and marketing costs include advertising costs and costs associated with exhibits and tradeshows.

General and administrative

General and administrative expenses were $1.9 million for the three months ended March 31, 2006, compared to $484,000 for the three months ended March 31, 2005. The primary reasons for the increase of approximately $1.4 million are due to our acquisitions of Lyris and EmailLabs and increases in operating expenses by the parent company. Increases at the parent company primarily consist of increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Amortization of intangibles

Amortization of intangibles was $349,000 for the three months ended March 31, 2006, compared to none for the three months ended March 31, 2005. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of Lyris on May 12, 2005 and the acquisition of EmailLabs on October 11, 2005. See Note 4 to the Condensed Consolidated Financial Statements for details on intangible assets.

Provision for income taxes

During the three months ended March 31, 2006, the Company recorded an income tax provision of $246,000, which consisted primarily of a provision for state income taxes on the earnings of two of our subsidiaries in the amount of $192,000 and a provision for federal income taxes of $54,000. The Company did not record a provision for income taxes for the three months ended March 31, 2005.

Net income (loss)

Net income was $875,000 for the three months ended March 31, 2006, compared to a net loss of $617,000 for the three months ended March 31, 2005. The primary reasons for the increase of $1.5 million are due to the acquisitions of Lyris and EmailLabs offset by a decrease in the net loss of the parent company.

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

The $108,000 gain on disposal of discontinued operations, net of taxes, recorded for the three months ended March 31, 2006 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $24,000 resulting from the collection of accounts receivable that were previously written off by the Company and reductions of expense accruals of $84,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $297,000 loss on disposal of discontinued operations recorded for the three months ending March 31, 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of increases to expense accruals of $332,000 to reflect additional legal costs, collection costs, and to adjust other liabilities remaining from our discontinued operations, offset by the collection of accounts receivable of $35,000 that were previously written off by the Company.

Results of Operations for the Nine Months Ended March 31, 2006 and March 31, 2005

Revenue

Total revenue was $16.7 million for the nine months ended March 31, 2006, compared to none for the nine months ended March 31, 2005. The increase in revenue is due to our acquisitions of Lyris and EmailLabs.

Cost of revenue

Cost of revenue was $4.5 million for the nine months ended March 31, 2006, compared to none for the nine months ended March 31, 2005. The increase in cost of revenue is due to our acquisitions of Lyris and EmailLabs. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include amortization of intangibles of $1.0 million related to developed technology, and computer and internet bandwidth costs associated with providing our support and hosting services to our customers.

Sales and marketing

Sales and marketing expenses were $3.3 million for the nine months ended March 31, 2006, compared to none for the nine months ended March 31, 2005. The increase in sales and marketing expenses is due to our acquisitions of Lyris and EmailLabs. Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of the Company. Other sales and marketing costs include advertising costs and costs associated with exhibits and tradeshows.

General and administrative

General and administrative expenses were $5.0 million for the nine months ended March 31, 2006, compared to $1.3 million for the nine months ended March 31, 2005. The primary reasons for the increase of approximately $3.7 million are due to our acquisitions of Lyris and EmailLabs and increases in operating expenses by the parent company. Increases at the parent company include increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Amortization of intangibles

Amortization of intangibles was $868,000 for the nine months ended March 31, 2006, compared to none for the nine months ended March 31, 2005. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of Lyris on May 12, 2005 and the acquisition of EmailLabs on October 11, 2005. See Note 4 to the Condensed Consolidated Financial Statements for details on intangible assets.

Provision for income taxes

During the nine months ended March 31, 2006, the Company recorded an income tax provision of $523,000 which consisted primarily of a provision for state income taxes on the earnings of two of our subsidiaries in the amount of

$427,000 and a provision for federal income taxes of $96,000. The Company did not record a provision for income taxes for the nine months ended March 31, 2005.

Net income (loss)

Net income was $2.2 million for the nine months ended March 31, 2006, compared to a net loss of $913,000 for the nine months ended March 31, 2005. The primary reasons for this increase of $3.1 million are the contributions of Lyris and EmailLabs offset by a decrease in the net loss of the parent company.

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

The $448,000 gain on disposal of discontinued operations, net of taxes, recorded for the nine months ended March 31, 2006, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a refund from a state insurance guarantee fund in the amount of $53,000, a gain of $31,000 resulting from the collection of accounts receivable that were previously written off by the Company and reductions of expense accruals of $364,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $38,000 loss on disposal of discontinued operations recorded for the nine months ending March 31, 2005, primarily relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain resulting from a tax related refund of $400,000, a refund from the Company’s workers compensation insurance carrier in the amount of $210,000, and the collection of accounts receivable of $35,000 that were previously written off by the Company, offset by additional expense accruals of $683,000 to adjust other liabilities remaining from discontinued operations. The additional expense accruals include amounts for litigation related costs and legacy insurance expenses.

Liquidity and Capital Resources

As of March 31, 2006, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Comerica Bank.  At March 31, 2006, cash and cash equivalents totaled $297,000 compared to $3.1 million at June 30, 2005.

Loan and Security Agreement

On October 11, 2005, the Company entered into a Loan and Security Agreement with Comerica Bank providing a revolving line of credit to the Company.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and we expect to use future borrowings for general corporate purposes.  The outstanding borrowings bear interest based upon a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The amount available to the Company at March 31, 2006 was $17.0 million and outstanding borrowings were $11.1 million.  The Loan and Security Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  At March 31, 2006, the Company was in compliance with all provisions of the agreement, including the financial covenants and ratios.

The Loan and Security Agreement allows the Company to repay the amounts borrowed from time to time and reborrow them, in an amount that reduces on a monthly basis.  The maximum amount available to be borrowed by the Company at the end of each fiscal year is as follows:

Year ended June 30,	Line of credit balance available for borrowings:
(thousands)
2006	$16,250
2007	$13,250
2008	$9,375
2009	$5,208
2010	$1,042

Effective as of April 25, 2006, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with Comerica Bank (“Comerica”).  The Amendment amends the Loan and Security Agreement, dated October 4, 2005 (the “Agreement”), between the Company and Comerica.  The Amendment reduces Comerica’s lending commitment by a lump sum of $3.5 million to $13.5 million and resets the monthly reduction amounts on the lending commitment to $175,000 per month through May 31, 2007, $250,000 per month through September 30, 2007, and $347,000 per month thereafter until the maturity date of February 28, 2010.  In addition, the Amendment decreases the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and revises existing financial and other covenants.

Cash Flows

Net cash provided by (used in) continuing operations was $4.0 million for the nine month period ended March 31, 2006, compared to $(936,000) for the nine month period ended March 31, 2005. Lyris and EmailLabs contributed net income of $2.7 million while the remainder of the Company had a net loss of $519,000.  These amounts were increased by non-cash add-backs of $2.1 million for depreciation and amortization and $247,000 for non-cash compensation.  Other adjustments and working capital charges include a decrease of $1.3 million due to the increase in accounts receivable, an increase of $806,000 due to the increase of deferred revenue and a decrease of $29,000 due to the decrease in accrued expense.

Net cash used in investing activities was $17.6 million for the nine month period ended March 31, 2006, compared to $70,000 in the nine month period ended March 31, 2005. The increase was primarily due to payments of $17.4 million related to the acquisition of EmailLabs and $680,000 used for capital expenditures.  These expenditures were partially offset by the collection of $600,000 of restricted cash that was paid to Halsey by one of its workers’ compensation insurance carriers.

Net cash provided by financing activities was $11.2 million for the nine month period ended March 31, 2006 compared to none in the nine month period ended March 31, 2005.  This increase is primarily related to proceeds of $19.7 million from Comerica.  This amount was offset by repayments of $8.6 million.

During the quarter ended March 31, 2006, the Company repaid $2.0 million of outstanding principal under the Loan and Security Agreement with Comerica Bank.

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

Contingent Acquisition Consideration

The agreements to purchase Lyris and EmailLabs include the payment of contingent consideration subject to each company achieving specified revenue targets.  The Lyris acquisition includes a promissory note payable in the amount of $5.6 million bearing interest at 10% per annum, subject to Lyris achieving specified revenue targets by the second anniversary of the closing date.  The acquisition of EmailLabs includes two payments of $1.7 million each subject to EmailLabs achieving specified revenue targets by the first and second anniversary of the closing date.   Additionally, $500,000 was held back from the former shareholders of EmailLabs subject to EmailLabs meeting specified working capital requirements.  This holdback and the working capital adjustment were paid in January 2006.  The former shareholders of EmailLabs will also receive the proceeds of any tax refund related to the period prior to the closing date.

Halsey believes that it is probable that these specified revenue targets will be met and has therefore recorded short-term and long-term liabilities on our Balance Sheet at March 31, 2006.

Legal Claims

The Company is currently defending one lawsuit, referred to as NovaCare v. Stratford Inc. (See Note 9 to the Condensed Consolidated Financial Statements). Management is vigorously defending this suit and believes the Company should prevail in this case. The Company has accrued for some of the potential costs of litigating this case, but the Company has not, and will not, accrue for the payments that could result from an adverse ruling, judgment or a settlement of this case until the Company believes that it is probable that such a payment will be made.  The Company recently settled another case, Walmsley and Sullivan v. NAHC (See Note 9 to the Condensed Consolidated Financial Statements).

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

Long-Term Contractual Obligations

The Company has no long-term contractual obligations other than the run-off of workers’ compensation insurance and professional liability insurance for its legacy businesses and operating lease commitments described herein.

Critical Accounting Policies and Estimates

In Halsey’s Form 10-K for the year ended June 30, 2005, the Company disclosed its critical accounting policies and estimates upon which Halsey’s financial statements are derived.  Other than the adoption of SFAS No. 123(R), Share-Based Payment, (see Note 7 to the Condensed Consolidated Financial Statements) there have been no changes to these policies since June 30, 2005. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

RISK FACTORS

The following section describes risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.  The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  This report, including the pro forma financial information that is included in this report, is qualified in its entirety by these risks.  This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 on file with the Securities and Exchange Commission. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Our business is substantially dependent on the market for email marketing.

The Company’s revenues come from the email marketing market — from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services.  The market for email marketing is relatively new and still evolving.  There is no certainty regarding how or whether this market will develop, or whether it will experience any contractions.

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

Defects in our products could diminish demand for our products and services and cause us to lose customers.

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

We rely upon third parties for technology that is critical to our product, if we are unable to continue to use this technology and future technology, our ability to sell or continue to support subscriptions to our products and services would be limited and our operating results could be harmed.

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

As of March 31, 2006, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 39% of our common stock.  As a group they will likely be able to control our business. These stockholders will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

We may not be able to realize the benefits of our NOL carryforwards.

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

The Company continues to manage a relatively small number of legacy assets and liabilities remaining from the period prior to the sale of its operating businesses in 1999.   These remaining legacy assets consist of restricted cash, old receivables that are the subject of litigation or arbitration, and appeals of Medicare related claims.  The Company has established significant reserves against these assets because of the uncertainty regarding their collectibility.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment.  SFAS No. 123 (R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition.  SFAS No. 123(R) became effective and was adopted by the Company beginning in the first quarter of fiscal 2006.  The adoption of SFAS 123(R) has had an impact on our financial statements.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

                                                As of the end of the of the period covered by this quarterly report on Form 10-Q, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, Mr. Burt has concluded, subject to the limitations noted below, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effect of Recent Acquisitions

On May 12, 2005, the Company, through its wholly-owned subsidiary Commodore Resources (Nevada), Inc., completed the acquisition of all of the outstanding capital stock of Lyris Technologies, Inc.  In addition, on October 11, 2005, the Company, through Commodore, acquired Uptilt, Inc. (d/b/a “EmailLabs”) by merging a wholly-owned subsidiary of Commodore with and into EmailLabs, with EmailLabs surviving the merger and, through related transactions, ultimately becoming a wholly-owned subsidiary of Lyris.  Since these acquisitions, we have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of the acquired companies and integrate them within our broader framework of controls.  We plan to continue this evaluation and integration in the next quarter.  Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of these acquisitions, there can be no assurance that a material weakness will not be identified in the course of this review.

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

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Exhibit No.	Exhibit

10.1	First Amendment to Loan and Security Agreement, effective as of April 25, 2006, by and between Comerica Bank and Commodore Resources (Nevada), Inc., Lyris Technologies Inc. and Uptilt Inc. **

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a). **

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

By	/s/ Joseph Lambert
Joseph Lambert
Vice President and Controller
(Principal Accounting Officer)

	Date:	May 12, 2006

INDEX TO EXHIBITS

J.L. HALSEY CORPORATION

Exhibit No.	Exhibit

10.1	First Amendment to Loan and Security Agreement, effective as of April 25, 2006, by and between Comerica Bank and Commodore Resources (Nevada), Inc., Lyris Technologies Inc. and Uptilt Inc. **

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a). **

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

** Filed herewith.