Form 10-K
period 2006-06-30
JL HALSEY CORP
filed 2006-09-28
CIK 1166220

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock, Par Value $.01 Per Share
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicated by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the Registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated filer  ☐                                  Accelerated filer  ☐                                             Non-accelerated filer  ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

As of December 30, 2005, the aggregate market value of the shares of common stock held by non-affiliates was approximately $29,012,691 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.)

There were 85,387,095 shares of the Registrant’s common stock outstanding as of September 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

J. L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-K – FISCAL YEAR ENDED JUNE 30, 2006

Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K

i

PART I

Forward-Looking Information

This Annual Report includes forward-looking statements related to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Business — Risk Factors” This section, along with other sections of this Annual Report, describe some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations and have a material adverse effect on the business, financial condition and results of operations of the Company as well as the value of the Company’s common stock. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “Halsey,” the “Company,” “we,” “us” and “our” refer to J.L Halsey Corporation and its subsidiaries.

ITEM 1.                    BUSINESS

Overview

J. L. Halsey Corporation, through its wholly-owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks, Inc. (“ClickTracks”) and Hot Banana Software Inc. (“Hot Banana) is a leading marketing technology and services firm.  Lyris and EmailLabs develop and sell email marketing technology and solutions.  ClickTracks develops and sells WebAnalytics technology and solutions.  Hot Banana develops and sells web content management solutions for marketers.  Our primary customers are people engaged in online marketing at small and medium-sized organizations or subsidiaries of large enterprises.  The Company’s email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers. The Company offers its email solutions in two forms:  as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.

In August 2006, the Company acquired ClickTracks and Hot Banana (see Note 19 to the Condensed Consolidated Financial Statements).  Each of the ClickTracks and Hot Banana acquisitions occurred after the Company’s fiscal year end and therefore financial results relating to these subsidiaries are not included in the Condensed Consolidated Financial Statements.

ClickTracks is a Web analytics provider based in Santa Cruz, California and Hot Banana is an e-marketing Web content management company based in Ontario, Canada.  Clicktracks’ web analytics software and services provide clients with leading solutions for analyzing the behavior of visitors to their websites and managing pay-per-click (PPC) campaigns.  The Company offers its analytics solutions in two forms:  as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.  Clicktracks offers web analytics software and hosting to 8,000 customers worldwide.

Hot Banana is a Web Content Management Suite (Web CMS) that assists marketers in managing a Web site’s content creation, publishing and optimization process.  Clients use Hot Banana to achieve greater efficiencies and realize more revenue through more efficient control of their corporate web sites, intranets, extranets, landing pages and micro marketing sites.  Hot Banana sells their software on an installed basis and as a hosted solution in which the customer uses the Company’s software through an internet connection.  The Company serves more than 200 companies worldwide in more than 16 languages.

Our Products and Services

ListManager.  Corporations, governments, not-for-profit organizations, political campaigns, universities, and other groups and organizations have large lists of people with whom they want to communicate by email.  These lists can range from hundreds to thousands to millions of email addresses.  For the past ten years, Lyris has developed and licensed software, called ListManager, which can manage these email address lists. This software enables customers to develop, send and monitor complex email mailings reliably.  The software also permits organizations to design email campaigns that are customized to their members’ preferences. Customers can obtain the benefits of the ListManager functionality in two ways: first by installing software on their own computer; or second, by logging onto Lyris’ servers via the internet on a hosted basis.

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

Over ninety percent (90%) of Lyris’ revenues comes from the licensing of ListManager software, the sale of support and maintenance services for ListManager software and from the sale of the use of ListManager on a hosted basis.

EmailLabs.  For the past seven years, EmailLabs has developed and licensed software called EmailLabs, which manages email lists similar to those managed by Lyris.  This software enables customers to develop, send and monitor complex email mailings reliably, and to customize the design of the mailings to their members’ preferences.  Customers obtain the benefits of EmailLabs functionality primarily by logging onto EmailLabs’ severs via the internet on a hosted basis.

Over ninety-seven percent (97%) of EmailLabs’ revenue come from the sale of the use of EmailLabs on a hosted basis, and from related support and maintenance services.

Clicktracks.  For the past four years, Clicktracks has developed and licensed web analytics software.  Clicktracks offers four different types of products, all of which enable customers to track and report on basic statistics about the behavior of visitors to their websites.  These products are based on the same code base and are branded Analyzer, Optimizer, Professional, and JDC.  Clicktracks also sells software to agencies and ISPs, who run the software on behalf of other customers.  Most of Clicktracks revenue comes from the sale of installed software.

Hot Banana.  Hot Banana is the successor organization to a company founded in 2001 and sells two products.  The first is Hot Banana Web Content Management Suite, which enables customers to manage more easily content across their different web properties, including corporate web sites, intranets, extranets, landing pages and micro marketing sites.  The second is branded Hot Banana Active Marketing Suite, which integrates several features including content management, web analytics, e-mail marketing, and event registration to enable a marketing person to effectively plan and execute web-centric marketing campaigns.  Most of Hot Banana’s revenue comes from the sale of software on an installed basis together with professional services including creative design, content creation, and other web site development services.

Other Products. In November 2004, Lyris acquired Piper Software Company and its EmailAdvisor product.  With this acquisition, Lyris acquired another product that is sold on a hosted basis.  EmailAdvisor is a deliverability monitoring tool that helps facilitate the delivery of legitimate email while taking into account the complexity of different email programs.  With the tremendous increase in spam (see “Government Regulation” below), many ISPs (internet service providers), network administrators and individuals have begun deploying anti-spam filters to prevent spam from entering their email inboxes.  Many of these anti-spam filters unfortunately block legitimate emails that people want to receive.  EmailAdvisor helps email senders minimize the chance that legitimate email that a member wants to receive is wrongly blocked.

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

Customers

Over 4,000 customers have purchased ListManager software and more than 1,600 customers use our software on a hosted basis.  Our customers include several departments of the U.S. government, national political campaigns, local governments and political campaigns, Fortune 500 and smaller companies including many top software companies, and some of the largest and most reputable academic organizations, charitable organizations and athletic teams.

Strategy

Our primary goal is to create value for our stockholders by creating and delivering efficiently and profitably a leading set of products to our customers.  We hope to sell products and services at quality and price points that deliver value for our customers.  To accomplish these goals and objectives our aim is to become a leader in developing and selling technology solutions for digital marketers.  Our primary focus is on digital marketers at small and medium size organizations.  We intend to achieve this objective by improving and diversifying our current product offerings through research and development as well as through strategic acquisitions. In particular, we believe there is an opportunity to provide a wider array of services to our clients, and in particular, provide more integrated solutions that satisfy the needs of our customers.  Because we operate in a fragmented market, characterized by a large number of small competitors and a handful of medium-sized competitors, we believe there may be an opportunity to create stockholder value by acquiring competing and complementary businesses.  Through acquisitions, we endeavor to expand our customer base and diversify and deepen our technology offerings. We are currently seeking acquisitions and as noted above, on August 18, 2006, we acquired ClickTracks and Hot Banana.

Sales and Marketing

Lyris’ sales and marketing activities are based in its Emeryville, California headquarters.  The sales team is structured by product, with one team focused exclusively on software and the other on hosted solutions.  As of June 30, 2006, Lyris’ sales and marketing organization consisted of 11 employees.  Lyris’ marketing efforts consist of trade shows, limited print advertising, and Internet advertising including “pay-per-click” (PPC) marketing on major search engines including Google and Yahoo!.

EmailLabs’ sales and marketing activities are based in its Menlo Park headquarters.  The sales team is structured geographically.  As of June 30, 2006, EmailLabs’ sale and marketing organization consisted of 14 employees.  EmailLabs’ marketing efforts consist of trade shows, limited print advertising, and Internet advertising including PPC on major search engines including Google and Yahoo!.

ClickTrack’s sales and marketing activities are based in its Santa Cruz headquarters.  The sales team is structured geographically.  As of August 18, 2006, ClickTrack’s sales and marketing organization consisted of 10 employees.  ClickTracks marketing efforts consist of trade shows, limited print advertising, and Internet advertising including PPC marketing on major search engines including Google and Yahoo!.

Hot Banana’s sales, marketing and software development activities are based in its Barrie, Ontario headquarters.  The sales team is structured by direct and channel sales.  As of August 18, 2006, Hot Banana’s sales, marketing and software development organization consisted of 9 employees.  Hot Banana’s marketing efforts consist of trade shows, limited print advertising, and Internet advertising including PPC marketing on major search engines including Google and Yahoo!.

Customer Service and Support

We believe that customer service and support are important components in successfully selling software and hosting services.

Lyris provides customer service and support in three levels.  First, all ListManager customers receive “included support,” which provides free web access to our online support databases and thirty days of email assistance.  Second, customers may purchase two levels of paid support.  The first level, referred to as Essential Support, provides email assistance and free access to minor upgrades during the term of the support contract.  Customers also have the option of purchasing Comprehensive Support, which includes email and telephone support (subject to certain limits) and free access to minor and major upgrades for a period of one year.

For SparkList and Lyris ListHosting, we offer free access to our online support databases as well as web seminars on the fundamentals of our hosted products as well as on the basics of email marketing and communication.  Additionally, upgrades are automatically deployed to clients since the service is provided using Lyris’ servers on a hosted basis.

EmailLabs provides application support for phone and email queries to all clients.  Other online help tools are provided.  Its standard contract allows for 2 hours of support per month, with a fee for additional hours as used.  Each client goes through a standard one to two-hour personalized training session.  Additional customized training sessions are available at a charge.  As with the Lyris hosted products, upgrades to the EmailLabs product are also automatically deployed to clients since it is a hosted service.

Clicktracks provides technical support via an online ticketing system to all existing customers under a current maintenance contract (based on named key contacts) as well as and prospective customers.  Normal support hours are 7am to 6pm US Pacific Time, and 8am to 5pm in the UK.  Clicktracks typically responds on the same day that questions are received.  Clicktracks periodically releases software updates with basic product improvements.  All customers can download these updates, free of charge, through Clicktracks’ website.  Major upgrades are included in the regular yearly maintenance contract.  Major upgrades include all new features and enhancements to the program (beyond the product updates available to all users).  Customers who require more personalized technical support can also purchase the Premium Support package.  Premium Support guarantees four hour response time and priority routing of issues to an engineer.  Premium Support is 30% of the license price per year.

Hot Banana provides applications support for phone and email queries to all clients.  Other online help tools are provided.  Each client goes through an implementation process for a fee, and additional customization training sessions are also available at a charge.  Upgrades to the Hot Banana product are automatically deployed to clients at no charge since it is delivered as a hosted service.

Technology

Our products are written in several computing languages, including C, C++, C#, and TCL, among others.  They are designed to run in conjunction with a number of different commercial database servers, including mySQL, Microsoft SQL Server and Oracle.  Lyris’ and EmailLabs’ platforms are designed to handle hundreds of thousands of emails per hour, while emphasizing reliability, availability and security.  They automatically handle bounces due to invalid email addresses, and track user activity after reception of the emails, such as open detection, clickthrough tracking and purchase tracking.  The information gathered from user activities is digested into reports, and can be used for initiating further email campaigns.

Our companies’ security systems control access to internal systems and data via the Internet. Internally, log-ins and passwords are maintained for all systems, with access control granted on an individual basis to only the required areas for which the recipient is responsible.  Firewalls prevent unauthorized access from outside or access to confidential data on the inside.  We rely on certain encryption and authentication technologies licensed from third parties to provide secure transmission of confidential information.

Research and Development

Because we compete in technology markets, we must try to continually innovate as fast as or faster than our competition. We are committed to supporting and updating our core technology and to expanding our product offerings to offer a leading set of products which meet the needs of our customers.  We are continually investing our resources in product development.

Historically, both Lyris and EmailLabs have released major upgrades to their flagship products every 12 to 16 months and have augmented these offerings with periodic minor upgrades.  As of June 30, 2006, we have approximately 42 engineers who are engaged in maintaining our current products and researching, developing, testing and deploying new versions of Lyris and EmailLabs software.  With the acquisitions of ClickTracks and Hot Banana, we have added 12 engineers involved in product development.

Operations

Continuous data center operations are crucial to our success. We currently lease space and services in secure co-location data facilities in Fremont, CA, Santa Clara, CA, Parsippany, NJ, and Menlo Park, CA.  We also lease space in a secure co-location data facility in Novato, California. These facilities have redundant electrical generators and UPS power supplies that protect the facilities, fire suppression systems, and 24x7 physical security.  All data center locations are currently processing outbound email.

Our network software constantly monitors our systems and notifies systems engineers if any unexpected conditions arise.

Competition

General.  We operate in extremely competitive technology markets.  Many of our competitors have significantly greater resources (financial, technical, marketing, human capital and other resources) than we do.  We must continue to innovate as well and as fast as or faster than our competitors or we may be left behind in the competition for customers.  In general, the barriers to entry in software and hosting markets are considered to be low.  New competitors can and will enter the markets in which we compete.  We believe the following factors are important or may become important in the competition for customers:

•                  Product feature set;

•                  Ease of use of the products;

•                  Ability to integrate with other applications that our clients use to interact with their customers such as Customer Relationship Management (“CRM”), enterprise marketing management (“EMM”), Web analytics, Enterprise Resource Planning packages and consumer and business databases;

•                  Performance and scalability;

•                  Price and total cost of ownership;

•                  Stability and reliability;

•                  Quality of the customer service and support;

•                  Brand name and reputation; and

•                  Ability to provide services in a secure environment and maintain the confidentiality of customer data.

Email Marketing Markets

The market for email marketing software and hosted email marketing services is fragmented with many participants and we have several types of competitors in the email market.  Some of these competitors offer an on-premise software solution, others offer a hosted service, and still others offer both, as we do.

There are many small, privately-held competitors, particularly on the hosted side.  Many competitors price their products below our prices.  At the higher end of the email marketing market, there are a number of large companies that compete with either an integrated offering or that compete with large staffs of people who help customize the applications for their customers’ needs.  Among the companies that include email marketing in an integrated offering are CRM software vendors such as Siebel, EMM software vendors such as Unica, outsourced e-commerce solution providers such as Digital River, database marketers such as Experian (which owns CheetahMail), Axciom (which owns Digital Impact) and Harte Hanks (which owns PostFuture).  BigFoot Interactive and DoubleClick’s DartMail business were recently purchased by Alliance Data Systems’ Epsilon division, which will enable them to sell an integrated solution.  Other competitors include Silverpop, Responsys, Exact Target, Constant Contact and SubscriberMail.

Email Security and Anti-Spam Markets

In the email security and anti-spam markets, there are a number of very large competitors and several well-funded start-up competitors.  Large companies who operate in this market include Symantec, McAfee, Microsoft, Tumbleweed and Trend Micro.  Additionally, many other privately held companies compete in this space, many of whom have raised significant funding from private investors.  Some of the larger privately-held companies include IronPort, Proofpoint, MXLogic, Sophos, Kaspersky Labs, and Cloudmark.  Other competitors provide enabling anti-spam technology rather than an end-user solution.  Examples of such companies include Mailshell, Commtouch and MailFrontier (acquired by SonicWall).  Email security and anti-spam markets are among the most competitive of all technology markets.

Web Analytics Market

In the web analytics market, there are a number of large competitors and several well-funded start-up competitors.  Large companies who operate in this market include WebSideStory, Digital River (through its Fireclick subsidiary), Unica Software (thorough its acquisition of Sane Solutions), WebTrends, Omniture, and CoreMetrics.  Additionally, many other smaller privately held companies compete in this space, including Indextools, OneStat, and Manticore Technology.  The web analytics market is among the most competitive of all technology markets.

Web Content Management Market

In the web content management market, there are a number of very large competitors and several well-funded start-up competitors.  Large companies who operate in this market include EMC (through its Documentum subsidiary), Interwoven, Silver Lake Software, Hummingbird, and Vignette Software.  Additionally, many other smaller privately held companies compete in this space, including CrownPeak, Clickability, Ektron, PaperThin, and FatWire.

Intellectual Property

We have filed one patent application that covers some of the technology developed for EmailAdvisor.  We enter into confidentiality and proprietary rights agreements with our employees, consultants, and other third parties in order to try to protect our trade secrets and intellectual property.  In recent years, many software companies have filed patents covering their technologies.  Many of these patents have yet to be litigated.  Others may develop technologies that are similar or superior to our technology and may receive and enforce patents on such technology.  We are aware of several issued or pending patents that may be asserted against us.

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

We believe strongly that emailers should send email only to those who have requested or given permission (twice) for email to be sent.  We do not permit any of its hosted customers to send SPAM, and require by contract that our software purchasers and hosted clients comply with CAN-SPAM.  Additionally, Lyris sells an anti-spam solution, called MailShield.

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

Acquisition of EmailLabs

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing technology company based in Menlo Park, California, for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  Of this purchase price, $19.5 million was paid in cash at closing of which $2.3 million was funded by EmailLabs’ available cash.  $500,000 of the purchase price was held back as security against EmailLabs meeting certain agreed upon minimum working capital requirements.  This holdback, less the final working capital adjustment was paid during the quarter ended March 31, 2006.  The agreement also includes contingent merger consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  With this acquisition, Halsey extended its role in the email marketing market.

Acquisition of ClickTracks

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California, for approximately $7.7 million in cash and $2.9 million in common stock of the Company issued to certain securityholders of ClickTracks.  Additional payments totaling approximately $3.8 million may be made in the event ClickTracks achieves future revenue targets and working capital adjustments.

Acquisition of Hot Banana

On August 18, 2006, Halsey acquired all of the outstanding capital stock of Hot Banana, a Web content management company based in Ontario, Canada, for approximately $1.9 million Canadian ($1.7 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.

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

Prior to the acquisitions noted above, the Company spent several years maximizing the assets that it retained, including old accounts receivable, Medicare receivables and appeals, and tax items and to minimize liabilities retained after the sales of the operating businesses.  The Company has collected virtually all of its receivables other than amounts which are the subject of litigation or arbitration or that have been written off.  No members of the current board were members prior to, or at the time of, the Company selling its healthcare operating businesses in 1999.

RISK FACTORS

The following section describes risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.  The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  This Annual Report is qualified in its entirety by these risks.  This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.  The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Our business is substantially dependent on the market for email marketing.

More than 80% of the Company’s revenues come from the email marketing market – from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services.  The remainder of our revenue, with the acquisitions of ClickTracks and Hot Banana, comes from Web analytics and content management.  The markets for email marketing, web analytics, marketing content management and related services is relatively new and still evolving.  There is no certainty regarding how or whether these markets will develop, or whether they will experience any contractions.

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

The market for online direct marketing services is relatively new, rapidly evolving and our business may be harmed if sufficient demand for our services does not develop. Our current and planned services are very different from the traditional methods that many of our clients have historically used to attract new customers and maintain customer relationships.  As a result, customers and potential customers may be reticent to try new technologies and new solutions, and the demand for our services may not develop or may decline, which could cause our stock price to decline.

Our results depend on consumer use of email and the Internet.  If consumers do not continue to use email and the Internet, demand for our services may not develop and the price of our stock could decline.

Our current and planned services enable customers to use email and the internet to increase revenue and traffic from, and communication with, their online audiences, customers and members. Our ability to serve these customers therefore depends on their audiences continuing to use both email and the Internet as communications media.  If consumer adoption of either technology declines, demand for our services may not develop or may decline.

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

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Experian, Silverpop, Bigfoot Interactive, Exact Target, Constant Contact and InfoUSA, as well as the in-house information technology departments of our existing and prospective clients. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels.  These businesses could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor. As a result of future competition, the demand for our services could substantially decline. Any of these occurrences could harm our ability to compete effectively.

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

The majority of our hosted services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenues may decrease.

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

We are one of several companies rapidly building new technologies in this industry.  It is possible that a third party could be awarded a patent that applies to some portion of our business.  If this occurs, we may be required to incur substantial legal fees, cease using the technology or pay significant licensing fees for such use.  We are aware of several patents that may be asserted against us.

We rely upon third parties for technology that is critical to our products ,and if we are unable to continue to use this technology and future technology, our ability to sell or continue to support subscriptions to our products and services would be limited and our operating results could be harmed.

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

 The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. Because currently pending patent applications are not publicly available for certain periods of time, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties.  As a general matter, we do not search patent office files for patents or patent applications that we may possibly infringe.  We are aware of several patents that may be asserted against us.

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

We have acquired all our operating businesses since May 2005, and we  may continue to expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

One of our business strategies is to acquire competing or complementary services, technologies or businesses. We also may enter into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

Our completed acquisitions and any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities, nor can we assure you that we will be able to complete any acquisitions on favorable terms or at all. In connection with one or more of those transactions, we may:

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

•                  become subject to adverse tax consequences, substantial depreciation or deferred compensation charges; and

•                  encounter unfavorable reactions from investment banking market analysts who disapprove of our completed acquisitions.

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

To continue to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require in order to join the Company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

We believe that developing and maintaining awareness of our brands in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

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

We may not realize expected benefits from our acquisitions.

We expect our acquisitions to result in additional net revenues for the Company.  Achieving the benefits of these acquisitions will depend in part on our demonstration to customers that the acquisitions will not result in adverse changes in client service standards.

With respect to the integration of personnel, despite our efforts to retain the key employees of acquired businesses, we may not be successful, as competition for qualified management and technical employees in our industry is intense.  We may also be perceived to have a different corporate culture and these key employees may not want to work for a larger, publicly-traded company.  In addition, competitors may recruit these key employees.  As a result, these key employees could leave with little or no prior notice, which could impede the integration process and harm our business, financial condition and operating results.  In connection with these acquisitions certain key employees have entered into employment agreements or consulting and non-competition agreements that will restrict their ability to compete with us if they leave or at the conclusion of their consulting term. We cannot assure you of the enforceability of these non-competition agreements or that these employees or consultants will continue to work with us under their employment or consulting agreements.

Exposure to risks associated with our international operations could unfavorably affect our performance.

We recently completed the acquisition of Hot Banana, which is based in Ontario, Canada and which has significant revenues there.  The success and profitability of these international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, tax laws and changes in the value of the U.S. dollar versus the local currencies in which Hot Banana’s business may be denominated.  Specifically with currency risks, we do not currently utilize derivative instruments to hedge an exposure to fluctuation in foreign currency, including the Canadian dollar, and our revenues may decrease as a result of such fluctuations.

Our operating subsidiaries are relatively young companies with limited histories of operating results.

Our operating subsidiaries are both relatively young companies with no long-term history of developing their internal management and administration processes.  If either cannot continue to develop these internal processes, its long-term results may suffer.

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

We may require additional capital to fund our business. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.  See Note 19 on our proposed rights offering and bridge loan.

Money Borrowed to Fund Acquisitions

We borrowed money to purchase EmailLabs, ClickTracks, and Hot Banana.  (Lyris was purchased with cash on hand.).  We borrowed from Comerica, N.A. and from LDN Stuyvie Partnership.  Copies of our agreements with these lenders have been filed with the Securities and Exchange and are also described elsewhere herein.  (See Notes 6 and 19).  Our agreements with these lenders place certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA ratios, and our ability to buy additional businesses, among other restrictions.

Future Earn-out Payments

Each of our four acquisitions we have made requires us to make additional earn-out payments to the sellers of the businesses if certain conditions are met.  Copies of the acquisition agreements have been filed with the SEC and are discussed elsewhere herein.  (See Notes 6, 11 and 19).  We believe that some of these conditions are likely to be met, and, therefore, have classified specified earn-outs on our balance sheet as short-term or long-term debt.  Our principal use of cash in the future will be the payment of earn-outs and the pay down of debt.  Based on its current projections, the Company believes that it will be able to make these payments with its available resources.  If however, operating results deteriorate or other adverse events occur, the Company will not have adequate resources to make these payments.  The Company may be forced to seek additional resources and the cost of these resources, if available at all, may be prohibitive.

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

As of June 30, 2006, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 40% of our common stock.  As a group they control and they will likely be able to continue to control our business. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.  See Note 19 on our proposed rights offering and bridge loan.

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

The Company continues to manage a relatively small number of legacy assets and liabilities remaining from the period prior to the sale of its operating businesses in 1999.  These remaining legacy assets consist of restricted cash, old receivables that are the subject of litigation or arbitration, and appeals of Medicare related claims.  The Company has established significant reserves against these assets because of the uncertainty regarding our ability to collect on these assets.

The Company is defending one remaining lawsuit against us. Our management believes that we should prevail in this case.  However, there is uncertainty and cost related to the claims.  The outcome of this matter is not possible to predict and the current reserves include only estimates of the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against the Company. For more information regarding this lawsuit, please see Note 16 to the Condensed Consolidated Financial Statements.

Provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of the Company or changes in our management and, therefore, depress the trading price of our common stock.

In addition to the provisions to protect our NOLs, our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of the Company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

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

We incur significant costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that the businesses which we have acquired did not incur as private companies. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC require changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial costs.

New accounting standards or interpretations of existing accounting standards could adversely affect our operating results.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, the PCAOB and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize software license revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” The American Institute of Certified Public Accountants and the SEC continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. As a result of future interpretations or applications of existing accounting standards, including SOP 97-2 and SOP 98-9, by regulators or our internal or independent accountants, we could be required to delay revenue recognition into future periods, which would adversely affect our operating results.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment.”  SFAS No. 123 (R) replaces SFAS No. 123,” Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition.  SFAS No. 123(R) became effective and was adopted by the Company beginning in the first quarter of fiscal 2006.  The adoption of SFAS 123(R) has had an impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS No. 157 on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Management believes that the adoption of SFAS No. 155 will not have a material impact on our financial statements.

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” (“SFAS No. 154”).  SFAS No. 154 replaces Accounting Principles Board Option No. 20 (“APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retroactive application to prior periods’ financial statements unless it is impracticable.  SFAS No. 154 enhances the consistency of financial information between periods.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal year 2007.  Management believes that the adoption of SFAS No. 154 will not have a material impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,’’ (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ``Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently assessing in the impact of FIN 48 on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, ``Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”).  FIN 47 provides clarification regarding the meaning of the term ``conditional asset retirement obligation’’ as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”). This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In July 2002, The Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The act requires accelerated filers to report on the company’s internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  The SEC recently has proposed extending the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007.  In addition, the SEC has proposed extending the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports.  Under the proposed extension, the attestation report would not be due until the first annual report for a fiscal year ending on or after December 15, 2008.  J.L. Halsey is a non-accelerated filer and expects to be able to comply with these filing requirements, either as proposed or as currently in effect.

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

Employees

At June 30, 2006, the Company had 113 employees, of which 62 were employed by Lyris, 48 were employed by EmailLabs, and 3 were employed by other subsidiaries of the Company. The Company’s employees are not represented by any labor union and the Company is not aware of any current activity to organize any of its employees.

ITEM 2.                    PROPERTIES

Halsey’s principal office is located at 103 Foulk Rd, Suite 205Q, Wilmington, DE 19803 where Halsey leases approximately 112 square feet of office space. Our subsidiaries lease office space in California, Delaware, Pennsylvania and Nevada.

A summary of our significant leased office facilities at June 30, 2006 are as follows:

Location	Approximate Number of Square Feet Leased	Expiration of Lease

Emeryville, California	19,491	October 2009
Menlo Park, California	14,534	April 2008
Wayne, Pennsylvania	770	January 2007
Loveland, Colorado	945	November 2006
North Andover, Massachusetts	400	September 2007
Wilmington, Delaware	112	September 2006

Our remaining lease obligations as of June 30, 2006 for all of our facilities are $1.6 million.

ITEM 3.                    LEGAL PROCEEDINGS

NovaCare v. Stratford Nursing Home.  The Company filed this collection lawsuit over four years ago to collect on a receivable of approximately $146,000, which the Company has fully reserved.  Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of June 30, 2006, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and the Company has reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

Uninsured Professional Liability Claims.  The Company is a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO will not be permitted to pay any claims on behalf of the Company; however, the remaining claims were transferred to various state guaranty funds.  State insurance guaranty funds have over the last four years paid the amounts due for liability claims settlements on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  A recent ruling by the Superior Court of New Jersey may free this state guarantee fund from contributing their limit to any settlement on behalf of the Company.  Because of this ruling, the Company has increased its reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim; therefore, in the event that the Company’s current reserve assessment is incorrect, the Company will be required to fund any amount in excess of the reserve amount.

Community Eldercare Service LLC v. NovaCare Holdings, Inc.  In July 2004, the Company received notification that a former healthcare customer had filed for Bankruptcy protection under the U.S. Bankruptcy Code Chapter 11.  An action may be filed asserting that the Company may have to return some or all of the amounts that it has collected from this former customer over the two years ended June 30, 2004. The total amount collected by the Company over that time was $2 million. We believe that we may have legal defenses to support the retention of payments collected from our former customer.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of J.L. Halsey during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol JLHY.  Trading of the Company’s common stock on OTCBB commenced on December 3, 1999.  The Company’s common stock was traded on the New York Stock Exchange (the “NYSE”) under the symbol NOV until November 22, 1999.  The Company’s common stock traded on the OTCBB under the symbol NAHC until June 17, 2002.  On June 8, 2006 there were 488 holders of record of common stock.

The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

	High	Low

Year Ended June 30, 2006:
First Quarter	$0.79	$0.50
Second Quarter	0.73	0.51
Third Quarter	0.76	0.53
Fourth Quarter	0.96	0.67

Year Ended June 30, 2005:
First Quarter	$0.35	$0.25
Second Quarter	0.38	0.29
Third Quarter	0.35	0.30
Fourth Quarter	0.68	0.27

With the exception of 2-for-1 stock splits of common stock affected in the form of stock dividends in June 1987 and July 1991, no other dividends have been paid or declared on common stock since the Company’s initial public offering on November 5, 1986.  The Company does not expect to declare any cash dividends on common stock in the foreseeable future.

During the quarter ended December 31, 2005, in reliance upon the exemption provided under Section 4 (2) of the Securities Act of 1933, the Company sold 120,968 shares of its own common stock held in treasury to Andrew Richard Blair at the then-current market price of $0.62.  Mr. Blair, a director of the Company, and is a sophisticated businessman with knowledge and extensive experience in financial matters.  This resulted in a cash inflow to the Company in the amount of $75,000 which was recorded as a reduction to Treasury Stock in the equity section of the Company’s balance sheet.

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

Our results of operations for the year ended June 30, 2006 include the results of the acquisition of EmailLabs on October 11, 2005.  Our results of operations for the year ended June 30, 2005 includes the results of the acquisition of Lyris on May 12, 2005. The selected financial data below includes data of Lyris beginning from May 12, 2005 and data of EmailLabs beginning from October 11, 2005. Accordingly, the accompanying selected financial data for periods prior to May 12, 2005 reflects only the Company’s assets and liabilities and results of operations as discontinued operations except for its remaining general and administrative activities which were treated as continuing operations.  No results from ClickTracks or Hot Banana are included in the tables below as these acquisitions were not completed until August 18, 2006.

J. L. HALSEY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY
(In thousands, except share and per share amounts)

	Years Ended June 30,
	2006 (2)	2005 (1)	2004	2003	2002

Statement of Operations Data:
Software and services revenues	$24,353	$2,207	$—	$—	$—
Gross Profit	17,597	1,760	—	—	—
Income (loss) from continuing operations	2,986	(434)	(2,186)	(3,189)	(3,066)
Income tax provision	827	77	—	—	—
Gain on disposal of discontinued operations, net of tax	407	281	4,941	4,067	21,255
Net income (loss)	2,566	(230)	2,755	878	18,189
Gain (loss) per share from continuing operations
Basic and diluted	0.03	(0.01)	(0.03)	(0.04)	(0.05)
Net income (loss) per share:
Basic and diluted	0.03	(0.00)	0.03	0.01	0.28
Weighted average shares used in basic per share calculation	83,126,803	82,296,880	82,193,063	83,097,263	65,306,280
Weighted average shares used in diluted per share calculation	84,485,747	82,296,880	82,193,063	83,097,263	65,306,280

	As of June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$255	$3,102	$28,880	$23,219	$11,632
Intangibles, net of amortization	19,776	12,714	—	—	—
Goodwill	27,390	17,749
Total assets	57,719	38,824	31,643	29,142	34,502
Long term debt (3)	11,592	5,600	—	—	—
Stockholders’ equity	30,066	27,082	27,080	24,325	23,114

(1)            Includes information from Lyris Technologies Inc. as of the acquisition date of May 12, 2005 through June 30, 2005

(2)            Includes information from EmailLabs as of the acquisition date of October 11, 2005 through June 30, 2006.

(3)            Represents revolving line of credit and contingent payment incurred as part of the acquisition of EmailLabs on October 11, 2005 (See Note 4) in Fiscal 2006 and contingent note payable incurred as part of the acquisition of Lyris Technologies on May 12, 2005 in Fiscal 2005 (See Note 3).

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this annual report.  The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this quarterly report, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

J.L. Halsey Corporation (“Halsey” or “Company”), through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), and Uptilt, Inc. (d/b/a “EmailLabs”) is a leading marketing technology and services firm.  The Company’s email marketing software and services provide clients with solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable as a current liability on our Balance Sheet as of June 30, 2006. With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing and technology company based in Menlo Park, California, for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  Of this purchase price, $19.5 million was paid in cash at closing, of which $2.3 million was funded by EmailLabs’ available cash.  $500,000 of the purchase price was held back pursuant to minimum working capital requirements.  This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006.  The agreement also includes contingent consideration consisting of two equal earn-out payments of $1.7 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  Halsey believes that it is probable that the specified revenue targets will be attained and has accrued these liabilities in the current and non-current portions of our Balance Sheet at June 30, 2006.  Additionally, any income tax refund related to the period ending on and including the closing date will be paid to the former stockholders of EmailLabs.  At June 30, 2006 these refunds have been estimated at $482,000 and are included in the current portion of our Balance Sheet.  The remainder of the purchase price was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California, for approximately $7.7 million in cash and $2.9 million in common stock of the Company issued to certain security holders of ClickTracks.  Additional payments totaling approximately $3.8 million may be made in the event ClickTracks achieves future revenue targets and working capital adjustments.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of Hot Banana, an e-marketing Web content management company based in Ontario, Canada, for approximately $1.9 million Canadian ($1.7 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot

Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.

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

Acquisition of Lyris and EmailLabs and Comparability of Operations

Our results of operations for the year ended June 30, 2006 includes the results of the acquisition of EmailLabs on October 11, 2005. Our results of operations for the year ended June 30, 2005 includes the results of the acquisition of Lyris on May 12, 2005.  The results of these acquisitions must be factored into any comparison of our 2006 results to the results of 2005 and 2004.

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

•                  legal fees

•                  loss contingencies

•                  accounting for acquisitions

•                  accounting for stock-based compensation

•                  accounting for goodwill, long-lived assets and other intangible assets

•                  accounting for income taxes

Revenue Recognition

The Company recognizes revenue from the following primary sources:  (1) hosting software for use by customers; (2) licensing software products; and (3) providing customers technical support (maintenance).

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

The Company’s hosted software arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  In addition, because the Company provides its applications as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition.  Hosting revenue is recognized monthly based on the usage defined in the agreement.  Excess usage is billed and recognized as revenue is incurred.

The Company recognizes software license revenue in accordance with the provisions of SOP 97-2, “Software Revenue RecognitionI and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.”  We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements).  For these arrangements, which generally include software products and maintenance, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”).  Future discounts on unspecified items are considered post-contract customer support, which are included in VSOE for undelivered elements.  Since VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value.  Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support contracts and bulk purchases of emails to be delivered in the future. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.  Bulk purchases are typically billed in advance and revenue is recognized in the periods in which emails are delivered.

Allowance for Doubtful Accounts

The Company’s policies for allowances for doubtful accounts for its current operations (Lyris and EmailLabs) and its previous healthcare discontinued operations are as follows:

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

Discontinued operations

The Company maintains allowances for the collection of its healthcare receivables remaining from discontinued healthcare operations.  These allowances are the result of the inability or unwillingness of many of the Company’s former healthcare customers to make payments.  Several of the key industries in which the Company previously operated were severely impacted by the Balanced Budget Act of 1997.  As a result of the provisions of this Act, many of the Company’s former healthcare customers went bankrupt and many are nearly insolvent. Currently, the Company has outstanding receivables from a few of these customers and has recorded 100% allowances against these receivables. The Company is pursuing collection from two of its former healthcare customers through litigation.

On a quarterly basis, the Company reviews the value of the reserves and adjusts the net value of the receivables to the estimated amount that management expects to realize. When facts and circumstances indicate that an account has been impaired below its current carrying value, the Company will adjust the reserve accordingly.  When a healthcare customer files for bankruptcy or other facts and circumstances dictate that the associated receivable will not be collectible at any future period, the Company fully reserves the receivable.  Generally when there has been a significant change in facts or circumstances and it is reasonably assured collectibility of a receivable, the Company will release the associated reserves to support the Company’s change in estimate.

There are a few accounts that make up the Company’s receivables remaining from discontinued healthcare operations, all of which are fully reserved because of the difficulty in collection the money that is owed.

Loss Contingencies

The Company records estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, the Company discloses such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment.  If the outcome of the litigation is more adverse to the Company than management currently expects, then the Company may have to record additional charges in the future.

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine planning process.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS 123R, IShare-Based Payment.”  Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.

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

The Company has net operating loss carryforwards.  The realization of any benefit of these loss carryforwards is dependent on future results and the actual amount of these loss carryforwards may change over time.  The Company does not recognize any benefit on its financial statements for any previously incurred losses and will not until it determines that it is more likely than not that it will have taxable income to realize these benefits. Although the Company has reported net income in fiscal years 2006 and 2005 it has not generated taxable income since 1996.

Year Ended June 30, 2006 Compared with the Year Ended June 30, 2005

Our results of operations for the year ended June 30, 2006 include the results of the acquisition of EmailLabs on October 11, 2005.  Our results of operations for the year ended June 30, 2005 include the results of the acquisition of Lyris on May 12, 2005. The financial data below includes data of Lyris beginning from May 12, 2005 and data of EmailLabs beginning from October 11, 2005.

Revenue

Total revenue was approximately $24.4 million for the year ended June 30, 2006 compared to $2.2 million for the year ended June 30, 2005.  The increase in revenue of approximately $22.2 million is due to our acquisitions of Lyris and EmailLabs.

Cost of revenue

Cost of revenue was $6.8 million for the year ended June 30, 2006, compared to $447,000 for the year ended June 30, 2005. The increase in cost of revenue of approximately $6.4 million is due to our acquisitions of Lyris and EmailLabs.  Cost of revenue primarily includes salary and personnel costs attributable to our hosting business and support services. Other costs allocated to cost of revenue include amortization of intangibles of $1.4 million related to developed technology, and computer and internet bandwidth costs associated with providing our support and hosting services to our customers.

Sales and marketing

Sales and marketing expenses were $5.1 million for the year ended June 30, 2006, compared to $290,000 for the year ended June 30, 2005. The increase in sales and marketing expenses of approximately $4.8 million is due to our acquisitions of Lyris and EmailLabs.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of the Company. Other sales and marketing costs include advertising costs and costs associated with exhibits and tradeshows.

General and administrative

General and administrative expenses were $7.1 million for the year ended June 30, 2006, compared to $2.2 million for the year ended June 30, 2005.  The primary reasons for the increase of approximately $4.9 million are due to our acquisitions of Lyris and EmailLabs and increases in operating expenses by the parent company.  Increases at the parent company include increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Amortization of intangibles

Amortization of intangibles was $1.2 million for the year ended June 30, 2006, compared to $94,000 for the year ended June 30, 2005. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of Lyris on May 12, 2005 and the acquisition of EmailLabs on October 11, 2005. See Note 5 to the Condensed Consolidated Financial Statements for details on intangible assets.

Provision for income taxes

During the year ended June 30, 2006, the Company recorded an income tax provision of $827,000 which consisted primarily of a provision for state income taxes on the earnings of two of our subsidiaries in the amount of $691,000 and a provision for federal alternative minimum income taxes of $136,000. The Company recorded an income tax provision of $77,000 for state income taxes on the earnings of Lyris for the year ended June 30, 2005.  See Note 13 to the Condensed Consolidated Financial Statements for details on income taxes.

Net income (loss)

Net income was $2.6 million for the year ended June 30, 2006, compared to a net loss of ($230,000) for the year ended June 30, 2005. The primary reasons for this increase of $2.8 million are the acquisitions of Lyris and EmailLabs.

Discontinued Operations

Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued healthcare operations which was originally recorded in fiscal year 2000.  Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999 as well as gains related to federal income tax refunds. Losses primarily include expenses incurred or adjustments to liabilities which were owed by the Company prior to the disposition of the Company’s long-term care services business in fiscal year 2000.

The gain on disposal of discontinued operations was $407,000 compared to $281,000 for the prior year. These gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000.  The gain of $407,000 in fiscal year 2006 consist primarily of a refund from a state insurance guarantee fund in the amount of $53,000, a gain of $31,000 resulting from the collection of accounts receivable that were previously written off by the Company and reductions of expense accruals of $348,000 to adjust other liabilities remaining from discontinued operations offset by a provision for federal alternative minimum taxes of $25,000. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses. The gain in fiscal year 2005 of $281,000 primarily relates to the collection of previously reserved receivables in the amount of $460,000 and the collection of a federal income tax refund of $400,000, offset by increases in expense accruals of $579,000, to reflect additional legal costs, collection costs and to adjust other liabilities remaining from discontinued operations.

Year Ended June 30, 2005 Compared with the Year Ended June 30, 2004

Revenue

Total revenue was approximately $2.2 million for the year ended June 30, 2005 compared to none for the year ended June 30, 2004.  All of the revenue for the fiscal year ended June 30, 2005 represents revenue attributable to Lyris for the period May 12, 2005 (acquisition date) through June 30, 2005. The Company had no revenue in fiscal 2004.

Cost of revenue

Cost of revenue was $447,000 for the year ended June 30, 2005 compared to none for the year ended June 30, 2004. All of the Cost of revenue is a result of the acquisition of Lyris on May 12, 2005. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include amortization of intangibles of $103,000 related to developed technology and computer and internet bandwidth costs associated with providing our support and hosting services to our customers.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of the Company. Other sales and marketing costs include costs associated with exhibits and tradeshows. Sales and marketing expenses were $290,000 for the year ended June 30, 2005 compared to none for the year ended June 30, 2004. All sales and marketing expenses were incurred by Lyris. The Company had no sales and marketing expenses in fiscal 2004.

General and administrative

General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company. General and administrative expenses were $2.2 million for the year ended June 30, 2005 compared to $2.4 million for the prior year.  The primary reason for the decrease of approximately $201,000 included increases of $327,000 in general and administrative expenses for Lyris Technologies from the acquisition date of May 12, 2005 through June 30, 2005, offset by decreases in operating expenses by the parent company of approximately $528,000 primarily as a result of decreases in professional and consulting fees, legal fees, insurance expense and other administrative operating expenses.

Amortization of intangibles

Amortization of intangibles was $94,000 in fiscal year 2005 and none in the previous year. The increase reflects amortization expense related to intangible assets of customer relations that are recorded as intangible assets on our balance sheet as a result of the acquisition of Lyris on May 12, 2005. See Note 5 for details on intangible assets.

Provision for income taxes

During the year ended June 30, 2005, the Company recorded an income tax provision for the year ended June 30, 2005 of $77,000 which consists of state income taxes on the earnings of one of our subsidiaries. The company has not recorded a provision for federal income taxes due to our federal net operating loss carryforwards of approximately $184 million. See Note 13 for more details regarding our tax carryforwards.

Net income (loss)

Net income (loss) was $(230,000) for the year ended June 30, 2005 compared to $2.7 million for the previous year. The net loss in 2005 includes net income from Lyris Technologies of $704,000 and a net loss from J.L. Halsey of $(934,000). The net income in fiscal year 2004 of $2.7 million was primarily the result of a federal income tax refund received by the Company in the fourth quarter of  fiscal year 2004.

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

The gain on disposal of discontinued operations was $281,000 compared to $4.9 million for the prior year. These gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000.  The gain in fiscal year 2005 of $281,000 primarily relates to the collection of previously reserved receivables in the amount of $460,000 and the collection of a federal income tax refund of $400,000, offset by increases in expense accruals of $579,000, to reflect additional legal costs, collection costs and to adjust other liabilities remaining from discontinued operations. The gain in fiscal year 2004 of $4.9 million, primarily relates to income tax related refunds totaling $6.0 million and decreases in reserves for certain receivables totaling $600,000 principally due to recovery of previously reserved receivables offset by increases in expense accruals of $1.7 million, to reflect additional legal costs, collection costs, and to adjust other liabilities remaining from our discontinued operations. The $6.0 million of income tax refunds consist of Federal Income tax carryback claims filed by the Company in July 2003 for the tax years ended June 1993 and 1996 as a result of the amendment of our 2001 tax year return. The Company received the tax refunds in the fourth quarter of the fiscal year 2004.

Quarterly Financial Information (unaudited)
Year Ended June 30, 2006:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Software and services revenues	$3,527	$6,175	$6,995	$7,656
Cost of revenues	988	1,680	1,811	2,277
Gross Profit	2,539	4,495	5,184	5,379
Operating expenses	2,020	3,750	4,171	4,670
Income from continuing operations before income taxes	519	745	1,013	709
Income tax provision	123	154	246	304
Income from continuing operations	396	591	767	405
Gain (loss) on disposal of discontinued operations, net of tax	130	210	108	(41)
Net income	$526	$801	$875	$364
Income per share from continuing operations: basic and diluted	$0.01	$0.01	$0.01	$0.00
Gain (loss) per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$0.00	$(0.00)
Net income per share: basic and diluted	$0.01	$0.01	$0.01	$0.00

Year Ended June 30, 2005:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Software and services revenues	$—	$—	$—	$2,207
Cost of revenues	—	—	—	447
Gross Profit	—	—	—	1,760
Operating expenses	297	257	320	1,320
(Loss) income from continuing operations before income taxes	(297)	(257)	(320)	440
Income tax provision	—	—	—	77
(Loss) income from continuing operations	(297)	(257)	(320)	363
Gain (loss) on disposal of discontinued operations, net of tax	142	117	(297)	319
Net (loss) income	$(155)	$(140)	$(617)	$682
(Loss) income per share from continuing operations: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.01
Gain (loss) per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$(0.00)	$0.00
Net (loss) income per share: basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.01

Liquidity and Capital Resources

Liquidity and Cash Flows

Cash and cash equivalents

At June 30, 2006, cash and cash equivalents totaled approximately $255,000 compared to approximately $3.1 million at June 30, 2005. The decrease in cash was mainly attributable to the acquisition of EmailLabs on October 11, 2005.

Net Cash Flow from Operating Activities

Net cash from operating activities was approximately $5.5 million for the year ended June 30, 2006. This amount includes a positive cash flow from operations from Lyris and EmailLabs of $7.8 million, offset by a negative cash flow from operations from the parent company of ($2.3) million. On a consolidated basis, the $5.5 million in net cash resulted from a net income of $2.6 million, add back of non-cash items of $3.0 million related to depreciation and amortization and $343,000 related to stock-based compensation, $328,000 related to provision for bad debt offset by ($102,000) related to deferred income tax, changes in working capital assets and liabilities of ($246,000) and add-back of gain on disposal of discontinued operations of ($407,000).

Net cash from operating activities was approximately ($656,000) for the year ended June 30, 2005. This amount includes a positive cash flow from operations from our Lyris subsidiary of $813,000 for the period May 12, 2005 — June 30, 2005, offset by a negative cash flow from operations from the parent company of ($1,469,000). The net cash used resulted from a net loss of ($230,000), changes in working capital assets and liabilities of ($381,000), add-back of gain on disposal of discontinued operations of ($281,000), offset by-non cash items of $236,000 related to depreciation and amortization.

Net cash from operating activities was approximately ($2.3) million for the year ended June 30, 2004. The net cash used resulted from net income of $2.7 million, changes in working capital assets and liabilities of $7,000, add-back of gain on disposal of discontinued operations of ($4.9) million, reversal of income tax payable of ($187,000), offset by-non cash items of $11,000.

The Company is developing a next generation emarketing application.  The Company is currently evaluating what resources to devote to this potential new product.  The company may dedicate a portion of its future operating cash flow to the development, marketing and sale of this new product.

Net Cash Flow from Investing Activities

Net cash used in investing activities was approximately $17.8 million for the year ended June 30, 2006, which represented cash paid for the acquisition of EmailLabs of $17.4 million and $854,000 used for capital expenditures.  These expenditures were partially offset by the collection of $600,000 of restricted cash that was paid to Halsey by one of its workers’ compensation insurance carriers.

Net cash used in investing activities was approximately $24.6 million, for the year ended June 30, 2005, which represented cash paid for the acquisition of Lyris of $24.6 million and the purchase of property and equipment of $20,000. Net cash used in investing activities was approximately $6,000 for the year ended June 30, 2004, which represented the purchase of property and equipment.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $9.8 million for the year ended June 30, 2006, which represented proceeds of $22.4 million from Comerica Bank (“Comerica”).  This amount was offset by repayments of $12.5 million.

Net cash provided by financing activities was $232,000, for the year ended June 30, 2005, which represented cash received as the result of the sale of 773,333 shares of the Company’s common stock held in treasury.

On October 11, 2005, the Company entered into a Loan and Security Agreement (the “Loan and SecurityAgreement”) with Comerica providing a revolving line of credit to the Company.  The initial borrowings under the Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Agreement, interest on outstanding balances was charged at a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The original amount available to the Company was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.

Effective April 25, 2006, the Company entered into a First Amendment (“First Amendment”) to the Loan and Security Agreement.  The First Amendment reduces Comerica’s lending commitment to $13.5 million and resets the monthly reduction amounts on the lending commitment to $175,000 per month for the period April 30, 2006 through May 31, 2007, $250,000 per month through September 30, 2007, and $347,222 per month thereafter until the maturity date of February 28, 2010.  In addition, the First Amendment decreases the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and revises existing financial and other covenants.

The Loan and Security Agreement, as amended, contains certain financial covenants and requires the Company to maintain certain financial ratios.  At June 30, 2006, the Company was in compliance with all provisions of the Agreement, including the financial covenants and ratios.  In addition, the monthly reductions reduce the amount available to the Company at June 30, 2007 to $10.8 million.  Current borrowings are less than the amount available to the Company at June 30, 2007 and therefore the Company has classified the entire outstanding balance as a long term liability.

Effective as of August 18, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Comerica.  The Second Amendment also amends the Loan and Security Agreement and revises existing financial and other covenants.

Rights Offering, Future Cash Requirements and Sources

The Company’s Board of Directors has authorized the filing of a registration statement with the SEC to raise $20 million in a common stock rights offering at a price per share of $0.85.  LDN Stuyvie provided $10 million to the Company pursuant to a Bridge Loan to provide funds to purchase ClickTracks.  The first $10 million raised in the rights offering will be used to repay the Bridge Loan.  LDN Stuyvie has agreed to backstop at least $10 million of the stock offering in the rights offering.

As noted on our Balance Sheet, the Company believes it will likely be required to pay certain earn-outs to sellers of the Lyris and EmailLabs businesses.  A payment to the sellers of EmailLabs in the amount of $1.725 million is due on October 11, 2006.  In addition, we believe that it is likely that the Company will be required to pay in May 2007 approximately $6.6 million to the sellers of the Lyris business pursuant to the earn-out provisions.  Based on its current projections, the Company currently anticipates that it will be able to meet these obligations from available resources.

Legal Claims

The Company is currently defending one lawsuit (NovaCare v. Stratford, see Item 3) and management believes the Company will prevail in this case. The Company has accrued for the potential costs of litigating this claim, but the Company does not, and has not, accrued for the payments that could result from an adverse ruling, judgment or a settlement of this claim until the Company believes that it is probable that such a payment will be made.

In July 2004, the Company received notification that a former healthcare customer had filed for Bankruptcy protection under the U.S. Bankruptcy Code Chapter 11.  A claim may be filed asserting that the Company may or may not have to return some or all of the amounts that it has collected from this former customer over the two years ended June 30, 2004. The total amount collected by the Company over that time was $2 million. We believe that we may have legal defenses to support the retention of payments collected from our former customer

Off-Balance Sheet Arrangements

As a result of the acquisitions made by the Company on August 18, 2006 and in the event that certain milestones are reached over the next two years, the Company will be obligated to pay the sellers of ClickTracks an additional $3,300,000 in earn-out payments and an additional $510,000 subject to working capital adjustments. The Company will make installments totaling up to approximately $750,000 Canadian dollars (approximately $670,661 US dollars) to the sellers of Hot Banana if they achieve specified revenue and technology integration targets in the first and second year following the closing as well as an additional $500,000 Canadian dollars (approximately $447,107 US dollars) will be paid subject to working capital and other adjustments.

Long-Term Contractual Obligations

The following is a summary of future minimum long-term contractual obligations for the years ended June 30,

	2007	2008	2009	2010	2011	Total
Property lease obligations	$622	$567	$345	$102	$—	$1,636
Note payable	5,496	—	—	—	—	5,496
Contingent merger consideration	2,207	1,725	—	—	—	3,932
Revolving line of credit	—	2,942	4,167	2,758	—	9,867
Total	$8,325	$5,234	$4,512	$2,860	$—	$20,931

Future Payments on recent acquisitions

The Company believes it will likely be required to pay certain earn-outs to sellers of the Lyris, EmailLabs, ClickTracks and Hot Banana businesses.  A payment to the sellers of EmailLabs in the amount of $1.725 million is due on October 11, 2007 and a payment to the sellers of Lyris will be required to be paid of approximately $6.6 million which is due in May 2007 pursuant to the earn-out provisions of those acquisitions.

As a result of the acquisitions made by the Company on August 18, 2006 and in the event that certain milestones are reached over the next two years, the Company will be obligated to pay the sellers of ClickTracks an additional $3,300,000 in earn-out payments and an additional $510,000 subject to working capital adjustments. The Company will make installments totaling up to approximately $750,000 Canadian dollars (approximately $670,661 US dollars) to the sellers of Hot Banana if they achieve specified revenue and technology integration targets in the first and second year following the closing as well as an additional $500,000 Canadian dollars (approximately $447,107 US dollars) will be paid subject to working capital and other adjustments.

Revolving Line of Credit

On October 11, 2005, the Company entered into a Loan and Security Agreement (“the Agreement”) with Comerica Bank (“Comerica”) providing a revolving line of credit to the Company.  The initial borrowings under the Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Agreement interest on outstanding balances was charged at a floating rate equal to the Comerica Bank base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The original amount available to the Company was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions on loan were required in the amount of $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  Effective April 25, 2006, the Company entered into a First Amendment (“First Amendment”) to the Agreement.

The First Amendment reduces Comerica’s lending commitment to $13.5 million and resets the monthly reduction amounts on the lending commitment to $175,000 per month for the period April 30, 2006 through May 31, 2007, $250,000 per month through September 30, 2007, and $347,222 per month thereafter until the maturity date of February 28, 2010.  In addition, the First Amendment decreases the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and revises existing financial and other covenants.

The Loan and Security Agreement, as amended, contains certain financial covenants and requires the Company to maintain certain financial ratios.  At June 30, 2006, the Company was in compliance with all provisions of the Agreement, including the financial covenants and ratios.  In addition, the monthly reductions reduce the amount available to the Company at June 30, 2007 to $10.8 million.  Current borrowings are less than the amount available to the Company at June 30, 2007 and therefore the Company has classified the entire outstanding balance as a long term liability.

Effective as of August 18, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Comerica.  The Second Amendment also amends the Loan and Security Agreement and revises existing financial and other covenants.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS No. 157 on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of  SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Management believes that the adoption of SFAS No. 155 will not have a material impact on our financial statements.

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” (“SFAS No. 154”).  SFAS No. 154 replaces Accounting Principles Board Option No. 20 (“APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retroactive application to prior periods’ financial statements unless it is impracticable.  SFAS No. 154 enhances the consistency of financial information between periods.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal year 2007.

In June 2006, the FASB issued Interpretation No. 48, ``Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,’’ (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ``Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, ``Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”).  FIN 47 provides clarification regarding the meaning of the term ``conditional asset retirement obligation’’ as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”). This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In July 2002, The Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  The SEC recently has proposed extending the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007.  In addition, the SEC has proposed extending the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports.  Under the proposed extension, the attestation report would not be due until the first annual report for a fiscal year ending on or after December 15, 2008.  J.L. Halsey is a non-accelerated filer and expects to be able to comply with these filing requirements, either as proposed or as currently in effect.

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

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of J.L. Halsey Corporation:

We have audited the accompanying consolidated balance sheet of J.L. Halsey Corporation and Subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.L. Halsey Corporation and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

/s/ Burr, Pilger & Mayer LLP
San Francisco, California
September 19, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of J.L. Halsey Corporation:

In our opinion, the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2004, present fairly, in all material respects, the results of operations and cash flows of J.L. Halsey Corporation and its subsidiaries for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
September 8, 2004

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$255	$3,102
Accounts receivable, net of allowance of $181 and $10 respectively at June 30, 2006 and 2005	4,661	1,878
Prepaid expenses	1,160	231
Deferred acquisition costs	231	—
Deferred income taxes	492	95
Deferred financing fees	97	—
Prepaid expenses related to discontinued operations	213	270
Total current assets	7,109	5,576
Restricted cash related to discontinued operations	1,675	2,234
Restricted cash	94	—
Fixed assets, net	1,675	551
Intangible assets, net	19,776	12,714
Goodwill	27,390	17,749
Total assets	$57,719	$38,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,126	$1,093
Contingent acquisition consideration – short-term	2,207	—
Note payable	5,496	—
Accrued interest	634	—
Income taxes payable	433	77
Accrued expenses remaining from discontinued operations	2,310	3,113
Deferred revenue	2,664	1,687
Total current liabilities	15,870	5,970
Revolving line of credit	9,867	—
Note payable – long-term	—	5,600
Contingent acquisition consideration – long-term	1,725	—
Accrued interest– long-term	—	77
Deferred income taxes	98	95
Other long-term liabilities	93	—
Total liabilities	27,653	11,742
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; issued 89,522,280 shares at June 30, 2006 and 2005	895	895
Additional paid-in capital	274,064	275,064
Accumulated deficit	(207,929)	(210,495)
Treasury stock (at cost), 6,313,948 and 6,555,884 shares respectively, at June 30, 2006 and 2005	(36,964)	(38,382)
Total stockholders’ equity	30,066	27,082
Total liabilities and stockholders’ equity	$57,719	$38,824

The accompanying notes are an integral part of these financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended June 30,
	2006	2005	2004

Software and services revenues	$24,353	$2,207	$—
Cost of revenues:
Software and services	5,346	344	—
Amortization of intangibles	1,410	103	—
Total cost of revenues	6,756	447	—
Gross profit	17,597	1,760	—
Operating expenses:
General and administrative expenses	7,111	2,223	2,424
Sales & marketing	5,097	290	—
Amortization of intangibles	1,217	94	—
Income (loss) from operations	4,172	(847)	(2,424)
Interest income	98	490	238
Interest expense	(1,268)	(77)	—
Loss on sale of assets	(16)	—	—
Income (loss) from continuing operations before income taxes	2,986	(434)	(2,186)
Income tax provision	827	77	—
Net income (loss) from continuing operations	2,159	(511)	(2,186)
Gain on disposal of discontinued operations, net of income taxes of $25, $0 and $0 respectively at June 30, 2006, 2005 and 2004	407	281	4,941
Net income (loss)	$2,566	$(230)	$2,755
Income (loss) per share from continuing operations – basic and diluted	$0.03	$(0.01)	$(0.03)
Income (loss) per share - basic and diluted	$0.03	$(0.00)	$0.03
Weighted average number of shares outstanding – basic	83,126,803	82,296,880	82,193,063
Weighted average number of shares outstanding – diluted	84,485,747	82,296,880	82,193,063

The accompanying notes are an integral part of these financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at June 30, 2003	89,522,280	$895	$275,064	$(208,720)	(7,329,217)	$(42,914)	$24,325

Net income	—	—	—	2,755	—	—	2,755

Balance at June 30, 2004	89,522,280	895	275,064	(205,965)	(7,329,217)	(42,914)	27,080

Treasury stock sale	—	—	—	(4,300)	773,333	4,532	232

Net loss	—	—	—	(230)	—	—	(230)

Balance at June 30, 2005	89,522,280	895	275,064	(210,495)	(6,555,884)	(38,382)	27,082

Treasury stock sale	—	—	(1,343)	—	241,936	1,418	75

Stock based compensation	—	—	343	—	—	—	343

Net income	—	—	—	2,566	—	—	2,566

Balance at June 30, 2006	89,522,280	$895	$274,064	$(207,929)	(6,313,948)	$(36,964)	$30,066

The accompanying notes are an integral part of these financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended June 30,
	2006	2005	2004
Cash Flow from Operating Activities:
Net income (loss)	$2,566	$(230)	$2,755
Adjustments to reconcile net income (loss) to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations, net of tax	(407)	(281)	(4,941)
Stock-based compensation expense	343	—	—
Depreciation and amortization	3,045	236	11
Provision for bad debt	328	—	—
Deferred income tax benefit	(102)	—	—
Loss on sale of assets	16	—	—
Changes in assets and liabilities:
Accounts receivable	(1,739)	(526)	—
Prepaid expenses	(328)	(126)	46
Accounts payable and accrued expenses	176	157	(39)
Accrued interest	557	77	—
Deferred revenue	679	(40)	—
Income taxes payable	409	77	(187)
Net cash flows provided by (used in) continuing operations	5,543	(656)	(2,355)
Net cash flows (used in) provided by discontinued operations	(380)	(714)	8,022
Net cash flows provided by (used in) operating activities	5,163	(1,370)	5,667
Cash Flows from Investing Activities:
Continuing operations:
Acquisition costs	(32)	—	—
Reduction of note payable	(104)	—	—
Additions to property and equipment	(854)	(20)	(6)
Payment for businesses acquired, net of cash acquired	(17,450)	(24,620)	—
Discontinued operations:
Release of restricted cash	600	—	—
Net cash flows used in investing activities	(17,840)	(24,640)	(6)
Cash Flows from Financing Activities:
Proceeds from sale of treasury stock	75	232	—
Financing fees	(112)	—	—
Proceeds from debt and credit arrangements	22,384	—	—
Payment of debt and credit arrangements	(12,517)	—	—
Net cash flows provided by financing activities	9,830	232	—
Net (decrease) increase in cash and cash equivalents	(2,847)	(25,778)	5,661
Cash and cash equivalents, beginning of year	3,102	28,880	23,219
Cash and cash equivalents, end of year	$255	$3,102	$28,880

Supplemental disclosure of cash flow information:
Cash paid for interest	$709	$—	$—
Cash paid for taxes	$565	$—	$—

The accompanying notes are an integral part of these financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1.     The Company

J.L. Halsey Corporation (“Halsey” or “Company”), through its wholly-owned subsidiaries, Lyris Technologies, Inc. (“Lyris”) and Uptilt, Inc. (d/b/a “EmailLabs”), is a leading marketing technology and services firm.  The Company’s email marketing software and services provide clients with leading solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable of $5.5 million as a current liability on our Balance Sheet as of June 30, 2006. With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing technology company based in Menlo Park, California, for $24.3 million (including acquisition costs and working capital adjustments of $541,000).  Of this purchase price, $19.5 million was paid in cash at closing, of which $2.3 million was funded by EmailLabs’ available cash.  $500,000 of the purchase price was held back pursuant to minimum working capital requirements.  This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006.  The agreement also includes contingent consideration consisting of two equal earn-out payments of $1.7 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  Halsey believes that it is probable that the specified revenue targets will be attained and has accrued these liabilities in the current and non-current portions of our Balance Sheet at June 30, 2006.  Additionally, any income tax refund related to the period ending on and including the closing date will be paid to the stockholders of EmailLabs.  At June 30, 2006, these refunds and the associated liabilities have been estimated at approximately $482,000 and are included in the current portion of our Balance Sheet.  The remainder of the purchase price was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank.  With this acquisition we continued to expand our customer base and diversify and deepen our technology offerings.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California, for approximately $7.7 million in cash and $2.9 million in common stock of the Company issued to certain security holders of ClickTracks.  Additional payments totaling approximately $3.8 million may be made in the event ClickTracks achieves future revenue targets and working capital adjustments.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of Hot Banana, an e-marketing Web content management company based in Ontario, Canada, for approximately $1.9 million Canadian ($1.7 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.

Each of our four acquisitions we have made requires us to make additional earn-out payments to the sellers of the businesses if certain conditions are met.  Copies of the acquisition agreements have been filed with the SEC and are discussed elsewhere herein.  (See Notes 6, 11 and 19).  We believe that some of these conditions are likely to be met, and, therefore, have classified specified earn-outs on our balance sheet as short-term or long-term debt. Our principal use of cash in the future will be the payment of earn-outs and the pay down of debt. Based on its current projections, the Company believes that it will be able to make these payments with its available resources. If however, operating results deteriorate or other adverse events occur, the Company will not have adequate resources to make these payments.  The Company may be forced to seek additional resources and the cost of these resources, if available at all, may be prohibitive.

Halsey is the successor to NovaCare, which at one time was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on NovaCare and its competitors and customers.  The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999.  NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics and prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

2.              Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

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

Certain Significant Risks and Uncertainties

The Company operates in a highly competitive and dynamic market and accordingly, can be affected by a variety of factors.  For example, management of the Company believes that any of the following could have a negative effect on the Company in terms of its future financial position and results of operations; ability to obtain rights to or protect our intellectual property; changes in regulations; ability to develop new products accepted in the marketplace; competition including, but not limited to, pricing and products or product features and services; litigation or claims against the Company; and the hiring, training and retention of key employees.

Concentration of Credit Risk

Financial Instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and trade receivables.  The Company sells its products primarily to customers throughout the United States.  The Company monitors the credit status of its customers on an ongoing basis and does not require its customers to provide collateral for purchases on credit.  No single customer or vendor accounts for greater than 10% of the Company’s trade receivables.

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, and certain other accrued liabilities, approximate cost because of their short maturities.

Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, and cash investments with maturities of three months or less when purchased as cash and cash equivalents.  The Company’s holdings consist of cash in banks. These holdings are recorded on the Company’s balance sheet at current value, which includes cost plus earned interest.  The Company maintains cash balances with banks in excess of FDIC insured limits. The Company limits credit risk by maintaining accounts with financial institutions of high credit standing.

Restricted Cash

The Company’s restricted cash balances consist of the following:

(in thousands)	June 30, 2006	June 30, 2005
Cash balance in support of self-insured workers compensation liabilities	$1,675	$2,234
Certificate of deposit in support of operating lease agreement	94	—
Total restricted cash	$1,769	$2,234

The restricted cash accounts are a result of an agreement between Halsey and its previous workers compensation insurance carriers from our previous healthcare discontinued operations and are restricted at the discretion of the insurance carriers. The Company has been working with the insurance carriers to settle the eight remaining workers compensation claims. The change in the restricted cash balance represents a release of the restricted cash that was received by the Company in fiscal year 2006 in the amount of $600,000 offset by interest income of $41,000.   The certificate of deposit is required by the terms of the lease for the headquarters of EmailLabs.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two years to seven years, or the lease term including any lease term extensions that the Company has the right and intention to execute, if applicable. Repair and maintenance costs are expensed in the period incurred.

Revenue Recognition

The Company recognizes revenue from the following primary sources:  (1) hosting software for use by customers; (2) licensing software products; and (3) providing customers technical support (maintenance).

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

The Company’s hosted software arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and with multiple deliverables under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  In addition, because the Company provides its applications as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition.  Hosting revenue is recognized monthly based on the usage defined in the agreement.  Excess usage is billed and recognized as revenue is incurred.

The Company recognizes software license revenue in accordance with the provisions of SOP 97-2, Software Revenue Recognition, and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.  We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements).  For these arrangements, which generally include software products and maintenance, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”).  Future discounts on unspecified items are considered post-contract customer support, which are included in VSOE for undelivered elements.  Since VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support contracts and bulk purchases of emails to be delivered in the future. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.  Bulk purchases are typically billed in advance and revenue is recognized in the periods in which emails are delivered.

Advertising Costs

Advertising costs are expensed as incurred or the first time the advertising takes place.  Advertising costs for the years ended June 30, 2006, 2005 and 2004 were approximately $1.5 million, $90,000 and $0, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs for the years ended June 30, 2006, 2005 and 2004 were approximately $210,000, $0 and $0, respectively.  Research and development costs are included in general and administrative expenses.

Significant Customer Information and Segment Reporting

SFAS No.  131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers.  The method for determining what information to report is based on the way that management organizes the operating segments within Halsey for making operational decisions and assessments of financial performance.

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

Allowance for Doubtful Accounts

The Company’s policies for allowances for doubtful accounts for its current operations (Lyris and EmailLabs) and its previous healthcare discontinued operations are as follows:

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

Discontinued operations

The Company maintains allowances for the collection of its receivables remaining from discontinued healthcare operations.  These allowances are the result of the inability or unwillingness of many of the Company’s former healthcare customers to make payments.  Several of the key industries in which the Company previously operated were severely impacted by the Balanced Budget Act of 1997.  As a result of the provisions of this Act, many of the Company’s former customers went bankrupt and many are nearly insolvent. Currently, the Company has outstanding receivables from a few of these customers and has recorded 100% allowances against these receivables. The Company is pursuing collection from two of its former customers through litigation.

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

Loss Contingencies

The Company records estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, the Company discloses such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment.  If we had used different assumptions, the amount of loss contingencies recorded could have differed materially.  If the outcome of the litigation is more adverse to the Company than management currently expects, then the Company may have to record additional charges in the future and such charges could be significant. See Note 16 for details on contingencies.

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our planning process.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment.”  Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.

Goodwill, Long-Lived Assets and Other Intangible Assets

In accordance with the provisions of Statement of SFAS No. 141, “Business Combinations” (“SFAS 141”), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill.

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

The Company completed annual goodwill impairment tests during the fourth quarter of 2006 and determined that the carrying amount of goodwill was not impaired.

Accounts and Notes Receivables Remaining from Discontinued Operations

At June 30, 2006, the accounts and notes receivables remaining from discontinued operations primarily consist of trade accounts receivable and Medicare related receivables which were owed to the Company prior to the disposition of the Company’s healthcare operating segments in 1999.  The Company has reserved these receivables at 100% to reduce these assets to their net realizable value of zero as the Company believes that it is not likely to collect any of these amounts. Adjustments to reserves are charged or credited to gain (loss) on discontinued operations, net of tax.

Accrued Expenses Remaining from Discontinued Operations

At June 30, 2006, the accrued expenses remaining from discontinued operations primarily consist of liabilities which arose prior to or as a result of the disposition transactions. These liabilities include workers compensation, uninsured professional liability claims and credit and collection expenses. The Company adjusts these accrual amounts based on current information available to management and these adjustments are charged or credited to gain (loss) on discontinued operations, net of tax.

Interest Expense

The Company records interest expense related to its revolving line of credit and note payable.  All interest expense is related to continuing operations therefore no interest expense is allocated to discontinued operations.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis.

The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Due to the Company’s rapid growth through acquisitions, the Company can not currently determine when its more likely than not that deferred taxes will be realized in future periods.  As a result, we are maintaining a valuation allowance on significantly all the future federal tax benefits.  As the Company develops reliable revenue projections and determines that the future benefits will likely be utilized, we will adjust the valuation reserve.

The Company utilizes certain tax strategies to lower taxable income.  We believe that we will be able to establish with state tax authorities that we are entitled to all or most of the benefits from these strategies.  However, these tax strategies are subject to certain assumptions and interpretations of the relevant legislation and judicial history that may or may not be accepted by the tax authorities.  Based on our assessment on any challenges from state tax authorities, we recognize a liability on uncertain tax positions.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is calculated using basic EPS adjusted for the effects of stock options and convertible debt if such instruments are dilutive.

Comprehensive Income (Loss)

For fiscal years 2006, 2005 and 2004 the Company’s comprehensive income or loss consists only of net income or loss.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS No. 157 on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of  SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Management believes that the adoption of SFAS No. 155 will not have a material impact on our financial statements.

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” (“SFAS No. 154”).  SFAS No. 154 replaces Accounting Principles Board Option No. 20 (“APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retroactive application to prior periods’ financial statements unless it is impracticable.  SFAS No. 154 enhances the consistency of financial information between periods.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal year 2007.

In June 2006, the FASB issued Interpretation No. 48, ``Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,’’ (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ``Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, ``Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”).  FIN 47 provides clarification regarding the meaning of the term ``conditional asset retirement obligation’’ as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”). This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

3. Acquisition of Lyris Technologies, Inc.

As discussed in Note 1, on May 12, 2005 the Company acquired Lyris Technologies, Inc. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lyris have been included in the consolidated financial statements commencing on the date of acquisition. During the fourth quarter of fiscal year 2006, the Company determined that a deferred tax asset of approximately $257,000 existed at the date of the acquisition.  This adjustment resulted in increase in other current assets with an offsetting decrease to goodwill.  In connection with the acquisition, the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

(in thousands)
Description	May 12, 2005
Assets:
Cash	$86
Trade receivables	1,039
Other current assets	620
Property and equipment	559
Goodwill	17,491
Trademarks and intangible assets	12,911
Total assets acquired	32,706
Liabilities:
Accounts payable and accrued expenses	321
Deferred revenue	1,727
Total liabilities	2,048
Net assets acquired	$30,658

Represented by:
Cash paid at closing	$23,900
Acquisition costs	1,023
Working capital adjustment	135
Note payable	5,600
$30,658

The following table represents unaudited pro-forma financial information as if the acquisition took place on the first day of the fiscal year in which the acquisition occurred and the first day of the fiscal year prior to the actual fiscal year of acquisition.

	2005	2004
Total revenue	$12,562	$10,815
Net income (loss)	1,657	4,495
Basic net income (loss) per share	$0.02	$0.05
Diluted net income (loss) per share	$0.02	$0.05

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

(in thousands)
Description	October 11, 2005
Assets:
Cash	$3,075
Trade receivables	1,368
Other current assets	624
Property and equipment	703
Other non-current assets	94
Goodwill	9,899
Trademarks and intangible assets	9,690
Total assets acquired	25,453
Liabilities:
Accounts payable and accrued expenses	683
Deferred revenue	297
Other liabilities	16
Total liabilities	996
Net assets acquired	$24,457

Represented by:
Cash paid at closing	$19,484
Acquisition costs	429
Holdback and working capital adjustment	612
Estimated income tax refund	482
Contingent consideration	3,450
$24,457

Upon completion of EmailLabs’ 2005 tax returns during the fourth quarter of fiscal year 2006, the Company increased the fair value of other current assets by approximately $175,000 to reflect addition tax refunds due the Company.  This increase was offset by an increase in our payable to the former shareholders of EmailLabs since they receive the benefit of these refunds.   Also during the fourth quarter of fiscal year 2006, the Company determined that a deferred tax asset of approximately $35,000 existed at the date of the acquisition.  This adjustment resulted in increase in other current assets with an offsetting decrease to goodwill.

The following table represents unaudited pro-forma financial information as if the acquisition took place on the first day of the fiscal year in which the acquisition occurred and the first day of the fiscal year prior to the actual fiscal year of acquisition.

(in thousands)	2006	2005
Total revenue	$26,698	$9,607
Net income (loss)	2,513	(844)
Basic net income (loss) per share	$0.03	$(0.01)
Diluted net income (loss) per share	$0.03	$(0.01)

5.              Intangible Assets

Intangible assets consist of the following:

(in thousands)	June 30, 2006	June 30, 2005
Customer relationships	$7,373	$4,113
Developed technology	8,158	4,078
	15,531	8,191
Less: accumulated amortization	(2,825)	(197)
	12,706	7,994
Trade names	7,070	4,720

Total intangible assets	$19,776	$12,714

The following table outlines the Company’s intangible assets, by acquisition, as of June 30, 2006:

(in thousands)	Gross amount	Accumulated amortization	Balance at June 30, 2006
Lyris Technologies:
Customer relationships	$4,113	$(840)	$3,273
Developed technology	4,078	(923)	3,155
Tradenames	4,720	—	4,720
Subtotal	12,911	(1,763)	11,148

EmailLabs:
Customer relationships	3,260	(472)	2,788
Developed technology	4,080	(590)	3,490
Tradenames	2,350	—	2,350
Subtotal	9,690	(1,062)	8,628

Grand Total	$22,601	$(2,825)	$19,776

Amortization expense for the years ended June 30, 2006, 2005 and 2004 was $2.6 million, $197,000 and $0, respectively. During the years ended June 30, 2006, 2005 and 2004, amortization expense classified as cost of revenue and related to amortization of developed technology was $1.4 million, $103,000 and $0, respectively.

Customer relationship-based intangible assets have a weighted average amortization period of 5.95 years and developed technology-based intangible assets have a weighted average amortization period of 5 years.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of June 30, 2006 is as follows:

(in thousands) Fiscal Year	Customer Relationships	Developed Technology	Total
2007	$1,398	$1,636	$3,034
2008	1,310	1,636	2,946
2009	1,302	1,636	2,938
2010	1,302	1,511	2,813
2011	749	226	975
Total	$6,061	$6,645	$12,706

The following table outlines the Company’s goodwill, by acquisition, as of June 30, 2006:

(in thousands) Description	Goodwill Amount

Lyris Technologies	$17,491
EmailLabs	9,899

Total	$27,390

6.              Note Payable and Revolving Line of Credit

Note Payble

Commodore Resources, (Nevada) Inc, a wholly-owned subsidiary of the Company, executed a subordinated promissory note with The John Buckman and Jan Hanford Trust in the amount of $5.6 million as part of the acquisition of Lyris Technologies on May 12, 2005.  The note bears interest at the rate of 10% per annum. The note and accrued interest become due on May 12, 2007 subject to the following conditions:

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

•                  The amount due on this note shall also be reduced for any royalty payments that the Company is required to make under the terms of the License Agreement between the Company and Digital Impact, Inc.  In the quarter ended June 30, 2006 the Company paid $103,760 to Digital Impact, Inc. and reduced the note payable by this amount.

•                  The Company has accrued $634,000 of interest owed on this note as of June 30, 2006.  During the fiscal year the Company accrued $557,000 of interest on this note and recorded this amount as interest expense in the statement of operations for the year ended June 30, 2006.

Revolving Line of Credit

On October 11, 2005, the Company entered into a Loan and Security Agreement (“the Agreement”) with Comerica Bank (“Comerica”) providing a revolving line of credit to the Company.  The initial borrowings under the Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Agreement interest on outstanding balances was charged at a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The original amount available to the Company was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  Effective April 25, 2006, the Company entered into a First Amendment (“First Amendment”) to the Agreement.

The First Amendment reduces Comerica’s lending commitment to $13.5 million and resets the monthly reduction amounts on the lending commitment to $175,000 per month for the period April 30, 2006 through May 31, 2007, $250,000 per month through September 30, 2007, and $347,222 per month thereafter until the maturity date of February 28, 2010.  In addition, the First Amendment decreases the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and revises existing financial and other covenants.

The Loan and Security Agreement, as amended, contains certain financial covenants and requires the Company to maintain certain financial ratios.  At June 30, 2006, the Company was in compliance with all provisions of the Agreement, including the financial covenants and ratios.  In addition, the monthly reductions reduce the amount available to the Company at June 30, 2007 to $10.8 million.  Current borrowings are less than the amount available to the Company at June 30, 2007 and therefore the Company has classified the entire outstanding balance as a long term liability.

Effective as of August 18, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Comerica.  The Second Amendment also amends the Loan and Security Agreement and revises existing financial and other covenants.  Substantially all of the Company’s assets are pledged against the note.

The aggregate maturities of debt by fiscal year as of June 30, 2006 are as follows (in thousands)

2007	$5,496
2008	2,942
2009	4,167
2010	2,758
2011	—
$15,363

7.     Discontinued Operations

At June 30, 2006 and 2005, assets and liabilities from discontinued operations consisted of:

(in thousands)	June 30, 2006	June 30, 2005
Restricted cash in support of workers compensation liabilities	$1,675	$2,234
Prepaid expenses pertaining to insurance deposits	213	270
Accounts receivable remaining from discontinued operations	583	1,109
Allowance for doubtful accounts remaining from discontinued operations	(583)	(1,109)
Total assets related to discontinued operations	$1,888	$2,504

Accrued expenses remaining from discontinued operations	2,310	3,113
Taxes payable related to discontinued operations	—	—
Total liabilities related to discontinued operations	$2,310	$3,113

The accounts receivables remaining from discontinued operations as of June 30, 2006 consisted primarily of trade accounts receivable and Medicare related receivables which were owed to the Company prior to the disposition of the Company’s long-term care services business in 1999. At June 30, 2006, the Company believes that the probability of collecting these receivables is low and the Company will most likely cease its collection efforts in the next few quarters, therefore the Company has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection.

The decrease in accounts receivable remaining from discontinued operations and its related allowance was due to a receivable assigned to the plaintiffs in the settlement of Walmsley and Sullivan v. NAHC, Inc. et. al.  (See Note 16).

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

The $407,000 gain on disposal of discontinued operations recorded in fiscal year 2006 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a refund from a state insurance guarantee fund in the amount of $53,000, a gain of $31,000 resulting from the collection of accounts receivable that were previously written off by the Company and reductions of expense accruals of $348,000 to adjust other liabilities remaining from discontinued operations offset by a provision for federal alternative minimum income taxes of $25,000. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $281,000 gain on disposal of discontinued operations recorded in fiscal year 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist of decreases in reserves for certain receivables totaling $460,000 and income tax refunds totaling $400,000, offset by increases in expense accruals of $579,000, to reflect additional costs related to collections, legal costs, lawsuits (see Note 16), and to adjust other liabilities remaining from discontinued operations.

The $4.9 million gain on disposal of discontinued operations recorded in fiscal year 2004 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. The adjustments consist of income tax related refunds totaling $6.0 million and decreases in reserves for certain receivables totaling $600,000 principally due to recovery of previously reserved receivables, offset by increases in expense accruals of $1.7 million, to reflect additional costs related to collections, legal costs, lawsuits (See Note 16), and to adjust other liabilities remaining from our discontinued operations. The $6.0 million of income tax refunds consist of federal income tax carryback claims filed by the Company in July 2003 for the tax years ended June 1993 and 1996 as a result of the amendment of our 2001 tax year return. The Company received the tax refunds in the fourth quarter of the fiscal year 2004.

8.  Net (Loss) Income per Share

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Years Ended June 30,
(in thousands)	2006	2005	2004
Software and services revenues	$24,353	$2,207	$—
Cost of revenues	6,756	447	—
Gross profit	17,597	1,760	—
Income (loss) from continuing operations before income taxes	2,986	(434)	(2,186)
Income tax provision	(827)	(77)	—
Income (loss) from continuing operations	2,159	(511)	(2,186)
Gain on disposal of discontinued operations, net of tax	407	281	4,941
Net income (loss)	$2,566	$(230)	$2,755

Weighted average shares outstanding:

basic	83,126,803	82,296,880	82,193,063
Effect of dilutive securities:
stock options	1,358,944	—	—

diluted	84,485,747	82,296,880	82,193,063

Income (loss) per share from continuing operations: basic and diluted	$0.03	$(0.01)	$(0.03)
Gain per share on disposal of discontinued operations: basic and diluted	0.00	0.01	0.06

Net income (loss) per share: basic and diluted	$0.03	$(0.00)	$0.03

The dilutive loss per common share calculated for the years ended June 30, 2006, 2005, and 2004  excludes the effect of 2.1 million, 6.4 million, and zero options outstanding. These amounts were excluded since their inclusion would be anti-dilutive.  There were no stock options outstanding at June 30, 2004.

9.      Property and Equipment

Fixed assets consist of the following at June 30:

(in thousands)	2006	2005	Estimated Useful Lives (Years)
Computers	$1,708	$502	5
Furniture and fixtures	123	16	3 - 4
Leasehold improvements	17	6	4
Software	175	61	3
Other equipment	113	18	2 - 5
Total Cost	2,136	603
Less: accumulated depreciation	(461)	(52)
Net property and equipment	$1,675	$551

The increase in property and equipment is primarily due to the acquisition of EmailLabs on October 10, 2005. Depreciation expense for the years ended June 30, 2006, 2005 and 2004 was approximately $417,000, $39,000, and $11,000, respectively.  In addition, the Company retired equipment with a historical cost of approximately $24,000 resulting in a loss on disposal of approximately $16,000.

10.  Accounts Payable and Accrued Expenses

(in thousands)

Accounts payable and accrued expenses are summarized as follows:

	As of June 30,
	2006	2005
Accounts payable	$1,039	$827
Accrued compensation and benefits	882	266
Other	205	—
Total	$2,126	$1,093

11.  Contingent Consideration

(in thousands)

As discussed in Note 1, on October 11, 2005 Halsey acquired all of the outstanding capital stock of EmailLabs.  The agreement includes contingent consideration consisting of two equal earn-out payments of $1.7 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The Company believes that it is probable that these will be attained and has accrued these liabilities in the current and non-current portions of our Balance Sheet at June 30, 2006.  Additionally, any income tax refunds related to the period ended on and including the closing date will be paid to the shareholders of EmailLabs.  At June 30, 2006 these refunds have been estimated at approximately $482,000 and have been included in the current portion of our Balance Sheet at June 30, 2006.

Contingent consideration is summarized as follows at June 30, 2006:

Current:
Earn-out payment	$1,725
Income tax refunds	482
Total current contingent consideration	$2,207

Non-current:
Earn-out payment	$1,725
Total non-current contingent consideration	$1,725

12.  Operating Leases

(in thousands)

The Company has various non-cancelable operating leases for office space that expire at various times through 2010.

2007	$622
2008	567
2009	345
2010	102
2011	—
Total	$1,636

Total rent expense charged to operations was approximately $662,000, $147,000, and $96,000 in fiscal 2006, 2005 and 2004, respectively.

13.  Income Taxes

(in thousands)

The components of federal and state income tax expense as of June 30, 2006, 2005 and 2004 were as follows:

	Years ended June 30,
	2006	2005	2004
Current
Federal	$146	$—	$—
State	740	111	—

Deferred
Federal	15	—	—
State	(49)	(34)	—

Total income tax expense	$852	$77	$—

The components of net deferred tax assets (liabilities) as of June 30, 2006 and 2005 were as follows:

	As of June 30,
	2006	2005
Accruals and reserves not currently deductible for tax purposes	$3,286	$1,867
Net operating loss, capital loss and tax credit carryforwards	70,712	72,942
Gross deferred tax assets	73,998	74,809
Valuation allowance	(73,506)	(74,714)
Net deferred tax assets	492	95
Other, net	(98)	(95)
Gross deferred tax liabilities	(98)	(95)
Net deferred tax asset (liability)	$394	$—

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to federal and state net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carryforwards that may not be realized.

The Company has federal net operating loss carryforwards of approximately $177.0 million and a capital loss carryforward of approximately $11.0 million to offset future taxable income and taxable gains.  The net operating loss carryforwards expire principally in 2018. The capital loss carryforwards expire in 2007 and 2008. In addition, the Company has state net operating loss carryforwards of approximately $10.0 million, which begin to expire in 2018. The change in the valuation allowance was a decrease of approximately $1.2 million for the year ended June 30, 2006 and an increase of approximately $1,000 for the year ended June 30, 2005.  If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company may have limitations on its ability to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

The reconciliation of the expected tax (benefit) expense (for income from continuing operations before income taxes) to actual tax (benefit) expense was as follows:

	Years Ended June 30,
	2006	2005	2004

Expected federal income tax expense (benefit) at statutory rate	$994	$(92)	$(765)
State income taxes, net of federal benefit	341	77	(57)
Utilization of NOL carryover	(1,446)	—	—
Expiration of capital loss carryover	—	(12,763)	—
Reduction in state NOL carryover	—	(1,296)	—
Nondeductible stock-based compensation	—	—	—
Effect of valuation allowance on current year losses	—	14,734	822
Amortization of intangible assets	920	81	—
Refund of federal income tax	—	(151)	—
Other, net	43	(513)	—
	$852	$77	$—

The amount of income taxes refunded during fiscal 2006, 2005 and 2004 amounted to approximately $0, $368,000, and $5.9 million respectively. The amount of income taxes paid during fiscal 2006, 2005 and 2004 was approximately $565,000, $0 and $0 respectively.

14.      Stockholders Equity

Common Stock

On June 19, 2002, NAHC, Inc. (“NAHC”) merged with and into its wholly owned subsidiary J.L. Halsey, with Halsey being the surviving corporation.  At the time of this merger all outstanding shares of NAHC were cancelled and converted into the right to receive one (1) share of Halsey common stock.  At June 30, 2006, 620,873 shares of NAHC have not been exchanged for shares of Halsey.  These unredeemed shares are included as outstanding in the Company’s financial statements.

Treasury Stock

Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.

15.  Benefit Plans

Stock Option Plan

Effective July 1, 2005, the Company adopted the provisions of Statement of Financials Accounting Standards (“SFAS”) No. 123(R), “Shared-Based Payments” (“SFAS No. 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  Prior to adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.  Previously reported amounts have not been restated.

The Company established the J.L. Halsey Corporation 2005 Equity Based Compensation Plan (“Equity Based Compensation Plan”) on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors, and consultants of the Company. Stock options issued in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly or annually, and all within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000. At June 30, 2006, there were 3,709,064 shares available for grant under the Equity Based Compensation Plan.  If the Company would have expensed stock-based awards in the fiscal year 2005, the total expense would have been approximately $40,000.

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For option grants issued in the year ended June 30, 2006, the following weighted average assumptions were used:

Risk-free rate range	3.82% -5.23%
Expected dividends	$—
Expected market price volatility	50.0% - 55.0%
Expected years until exercise	4.5 years

Expected volatility is based on the historical volatility of the Company’s common stock to estimate future volatility.  The risk-free rates are taken from the Federal Yield Curve Rates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal or approximately equal to the expected term of the options.  The expected term calculation is based on observed historical exercise behavior of employees in the Company’s peer group and the options’ contractual terms.  The dividend yield is zero based on the fact that the Company has no intention of paying dividends in the near term.

The following table summarizes stock option activity from July 1, 2005 to June 30, 2006:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
	(in thousands)
Options outstanding at June, 30 2004	—		$—
Options granted	6,370		0.31
Options exercised	—		—
Forfeited, Cancelled	—		—
Options outstanding at June 30, 2005	6,370		$0.31
Options granted	3,699		0.64
Options exercised	—		—
Forfeited, Cancelled	(820)		0.54
Balance, June 30, 2006	9,249	9.03	$0.42

Options exercisable at June 30, 2006	1,668		$0.30

Options exercisable at July 1, 2005	136		$0.30

The adoption of SFAS no. 123(R) increased compensation expense by approximately $343,000 (per-tax) in the year ended June 30, 2006.  The following table summarizes the allocation of stock-based compensation expense:

(in thousands)	For the Twelve Months Ended June 30, 2006
Cost of revenues	$71
Sales and marketing	73
General and administrative	199
Total stock-based compensation expense	$343

As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was approximately $1.7 million before estimated forfeitures and will be recognized over an estimated weighted average 3.31 years.

As of June 30, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was approximately $4.6 million and $1.0 million, respectively.

During the twelve months ended June 30, 2006, the Company granted 3,699,000 stock options with an estimated total grant-date fair value of $1.2 million.  Of this amount, the Company estimated that the stock-based compensation for awards not expected to vest was approximately $305,000.

The following table summarizes information about stock options outstanding at June 30, 2006:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$0.30 to 0.30	5,950	8.85 years	$0.30	1,623	$0.30
$0.46 to 0.71	3,049	9.29 years	$0.61	45	$0.46
$0.85 to 0.85	250	9.99 years	$0.85	—	$—
	9,249	9.03	$0.42	1,668	$0.30

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

16.      Commitments and Contingencies

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

NovaCare v. Stratford Nursing Home.  The Company filed this collection lawsuit over four years ago to collect on a receivable of approximately $146,000, which the Company has fully reserved.  Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million.  The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of June 30, 2006, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and the Company has reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

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

Employment Agreements

Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as the Chief Executive Officer. The original term of the agreement continued through May 5, 2005, subject to certain extensions.  Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000.  Mr. Burt’s agreement provides for additional bonuses of 10% of the amount the Company collects on certain of the Company’s delinquent receivables in excess of the amount booked for such receivables on the Company’s balance sheet, subject to a specified cap, and 10% of the difference between the amount at which certain on the Company’s liabilities are booked on the Company’s balance sheet and the actual amounts the Company pays.  As consideration for, among other things, his efforts in obtaining settlements on certain disputes in July 2000, the Company granted Mr. Burt a convertible promissory note in the principal amount of $60,000. Mr. Burt subsequently transferred the note to a family limited partnership controlled by him.  On or about May 28, 2002, the holder of the note converted $52,125 of principal on the note into 20,850,000 shares of Common Stock.  The remaining $7,875 in principal and $9,500 in accrued interest were redeemed by the Company.  On September 19, 2002, the family limited partnership granted an option to purchase 4,170,000 shares of the Common Stock acquired upon conversion of the note to Mr. William T. Comfort III, a director of the Company, at $0.04 per share which was later exercised.  On January 8, 2003, the partnership sold an additional 4,170,000 shares of the Common Stock to LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner, for $0.02676 per share. Mr. Burt’s employment agreement also provides him certain registration rights with respect to the shares of the Common Stock acquired upon conversion of the note.  On the date of the transaction, the Company’s market price per share was $0.13 per share and the officer paid $0.2676 per share resulting in the recording of a non-cash, stock-based compensation charge of approximately $574,000 in the quarter ended March 31, 2003.

Effective May 12, 2005, Lyris entered into an employment agreement with Luis A. Rivera, to serve as President and Chief Executive Officer. The term of the agreement is for five years and expires on May 12, 2010. Pursuant to the agreement, Mr. Rivera receives an annual base salary of $200,000 and will be eligible to receive a quarterly performance bonus based on the profitability of the Company. In addition, Mr. Rivera received an award of options to purchase 3,600,000 shares of Company Common Stock that vest ratably on a quarterly basis over four years. Effective May 12, 2005, Lyris entered into an employment agreement with Robb Wilson, to serve as Vice President. The term of the agreement is for five years and expires on May 12, 2010. Pursuant to the agreement, Mr. Wilson receives an annual base salary of $175,000. In addition, Mr. Wilson received an award of options to purchase 600,000 shares of Company Common Stock, which will vest ratably on an annual basis over four years.

On August 29, 2005, Joseph Lambert joined the Company as Vice President and Controller and on November 14, 2005 he was appointed Chief Accounting Officer of the Company.  Mr. Lambert will receive an annual base salary of $125,000 and will be eligible to receive an annual merit bonus of up to 25% of his base salary.  In addition, Mr. Lambert will receive an award of options to purchase 250,000 shares of Company Common Stock options that vest ratably on an annual basis over four years.  The terms of Mr. Lambert’s employment are contained in an offer letter, dated August 2, 2005 from Lyris, and an employment agreement between Lyris and Mr. Lambert dated August 29, 2005.

On June 26, 2006, Loren McDonald joined the Company as Vice President and Chief Marketing Officer.  Mr McDonald will receive an annual base salary of $175,000 and will be eligible to receive an annual merit bonus of up to $25,000.  In addition, Mr. McDonald received an award of options to purchase 250,000 shares of Company Common Stock, which will vest ratably each quarter over four years.

On August 17, 2006, Peter Biro joined the Company as Vice President of Corporate Development and Planning. Mr. Biro will receive an annual base salary of $190,000 (subject to adjustment by the board of directors of the Company) and will be eligible to receive an annual bonus as determined by the board of directors of the Company, provided that such annual bonus will not be less than $15,000.  In addition, Mr. Biro received an award of options to purchase 400,000 shares of Company Common Stock, fifty percent (50%) of which shall vest on August 17, 2007 and the remaining fifty percent (50%) shall vest in four (4) equal installments on the last day of each quarter of the year that begins on August 18, 2007, and ends on August 17, 2008.

17.  Quarterly Results (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Year Ended June 30, 2006:
Software and services revenues	$3,527	$6,175	$6,995	$7,656
Cost of revenues	988	1,680	1,811	2,277
Gross Profit	2,539	4,495	5,184	5,379
Operating expenses	2,020	3,750	4,171	4,670
Income from continuing operations before income taxes	519	745	1,013	709
Income tax provision	123	154	246	304
Income from continuing operations	396	591	767	405
Gain (loss) on disposal of discontinued operations, net of tax	130	210	108	(41)
Net income	$526	$801	$875	$364
Income per share from continuing operations: basic and diluted	$0.01	$0.01	$0.01	$0.00
Gain (loss) per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$0.00	$(0.00)
Net income per share: basic and diluted	$0.01	$0.01	$0.01	$0.00

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Year Ended June 30, 2005:
Software and services revenue	$—	$—	$—	$2,207
Cost of revenues	—	—	—	447
Gross Profit	—	—	—	1,760
Operating expenses	297	257	320	1,320
(Loss) income from continuing operations before income taxes	(297)	(257)	(320)	440
Income tax provision	—	—	—	77
(Loss) income from continuing operations	(297)	(257)	(320)	363
Gain (loss) on disposal of discontinued operations, net of tax	142	117	(297)	319
Net (loss) income	$(155)	$(140)	$(617)	$682
(Loss) income per share from continuing operations: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.01
Gain (loss) per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$(0.00)	$0.00
Net (loss) income per share: basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.01

(1)          Includes fourth quarter 2006 gains (losses) on disposal of discontinued operations of:

•                  $20,000 to reduce other miscellaneous accruals.

•                  $(3,000) to increase liability accruals pertaining to costs associated with lawsuits.

•                  $(9,000) to increase accruals pertaining to the Company’s workers compensation liability.

•                  $(2,000) to increase liability accruals pertaining to the Company’s collection related costs.

•                  $(25,000) to record provision for federal alternative minimum income taxes.

•                  $(22,000) relating to other miscellaneous expenses.

(2)          Includes fourth quarter 2005 gains (losses) on disposal of discontinued operations of:

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

18.      Valuation and qualifying accounts

VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2006, 2005 and 2004

(in thousands)

Description	Balance At Beginning of Period	Charged To Costs and Expenses	Other		Deductions		Balance At End of Period

Year ended June 30, 2006:
Allowance for uncollectible accounts	$1,119	$328	$68		$(751)	(3)	$764	(5)

Year ended June 30, 2005:
Allowance for uncollectible accounts	$1,689	$12	$(400)	(1)	$(182)	(3)	$1,119	(4)

Year ended June 30, 2004:
Allowance for uncollectible accounts	$2,386	—	$(553)	(2)	$(144)	(3)	$1,689

(1)           Primarily the collection of previously reserved amounts.

(2)           Primarily related to changes in reserve estimates for receivables remaining from discontinued operations.

(3)           Primarily write-offs.

(4)                                  Includes allowances for uncollectible accounts for Lyris of $10,000 and for the Halsey discontinued operations of $1.1 million

(5)                                  Includes allowances for uncollectible accounts for Lyris of $54,000, Uptilt of $127,000 and for the Halsey discontinued operations of $583,000

19.  Subsequent Events

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California, for approximately $7.7 million in cash and $2.9 million in common stock of the Company issued to certain security holders of ClickTracks.  Additional payments totaling approximately $3.8 million may be made in the event ClickTracks achieves future revenue targets and working capital adjustments.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of Hot Banana, an e-marketing Web content management company based in Ontario, Canada, for approximately $1.9 million Canadian ($1.7 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.

The ClickTracks and Hot Banana acquisitions were financed primarily with a $10 million loan made by our largest stockholder, LDN Stuyvie Partnership.  LDN Stuyvie is controlled by our Chairman, William T. Comfort, III.  The loan from LDN Stuyvie is evidenced by a promissory note, which bears interest at the rate of 9.5% per annum, or 11.5% per annum in the event of default, and is due upon the first to occur of:

(i)            The closing under the Backstop Agreement (discussed below);

(ii)           The date on which our board of directors resolves to abandon the rights offering;

(iii)          The date on which any order issued by a governmental entity of competent jurisdiction or any other legal restraint prohibits the consummation of the rights offering;

(iv)          The date on which any law or order by any governmental entity of competent jurisdiction makes the rights offering illegal;

(v)           February 1, 2007, if the registration statement filed in connection with rights offering has not been declared effective by the Securities and Exchange Commission by 5:30 p.m. ET on January 31, 2007; or

(vi)          April 1, 2007, if the registration statement filed in connection with rights offering has been declared effective by Securities and Exchange Commission by 5:30 p.m. ET on January 31, 2007, but the rights offering has not expired by 11:59 p.m. ET on March 31, 2007.

If the rights offering is not completed for any of the reasons set forth in (i) through (vi) above, the outstanding principal balance of the note shall be paid in shares of our common stock valued at $0.85 per share, for a total of approximately 11,764,706 shares of common stock.  If the rights offering is completed, the aggregate purchase price of the common stock purchased by LDN Stuyvie pursuant to the rights offering and/or the Backstop Agreement shall be offset against the principal amount of the LDN Stuyvie note.  If the value of the stock purchased by LDN Stuyvie pursuant to the rights offering and/or the Backstop Agreement is less than the principal amount outstanding under the LDN Stuyvie note and all accrued but unpaid interest thereon, we will pay such remaining balance to LDN Stuyvie in cash and the LDN Stuyvie note shall be cancelled; provided, that if we are prevented from making any such payment under the terms of any agreement governing our senior indebtedness, such payment shall be made in shares of our common stock valued at $0.85 per share.  In the event of default, LDN Stuyvie may elect to have accrued but unpaid interest paid in cash or in shares of our common stock, which shares shall be valued at $0.85 per share.

In connection with the LDN Stuyvie note, we and LDN Stuyvie entered into a Backstop Agreement, dated August 16, 2006, pursuant to which LDN Stuyvie agreed to purchase our common stock.  Under the terms of the Backstop Agreement, LDN Stuyvie will purchase at a price of $0.85 per share, outside of the rights offering, a number of shares of our common stock so that, together with all rights subscribed for and exercised in the rights offering (including any rights subscribed for by LDN Stuyvie), we will receive gross proceeds (including offsets against the LDN Stuyvie note as discussed below) of at least $10 million. In partial consideration for making the $10 million loan to us and agreeing to backstop the rights offering up to $10 million, we also granted to LDN Stuyvie the exclusive right to purchase up to an additional $10 million of common stock at the subscription price of $0.85 per share in respect of each right granted to our stockholders which is unexercised at the expiration of the rights offering.  Any shares purchased by LDN Stuyvie pursuant to the Backstop Agreement will be done so in a private offering and will not be registered under the Securities of 1933.  Any shares purchased by LDN Stuyvie in the rights offering or pursuant to the Backstop Agreement will be paid for by first offsetting the principal amount of the LDN Stuyvie note.  The Backstop Agreement provides that, without first obtaining the consent of LDN Stuyvie, we cannot amend certain terms of the rights offering, including the aggregate and per share offering price, the number of shares offered and the non-transferability of the rights.  The Backstop Agreement terminates automatically if (i) the registration statement for the rights offering has not been declared effective by the SEC by 5:30 p.m. ET on January 1, 2007, or (ii) even if the registration statement has been declared effective, the rights offering has not expired by 11:59 p.m. on March 31, 2007.

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

The report issued by PricewaterhouseCoopers LLP on Halsey’s financial statements for the fiscal year ended June 30, 2004 did not contain any adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

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

Changes in internal controls

There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, its internal controls during the fourth quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.                    OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Title
William T. Comfort, III	40	Chairman of the Board of Directors and Director
David R. Burt.	43	Chief Executive Officer, President, Acting Chief Financial Officer, Secretary, Treasurer and Director
Andrew Richard Blair	73	Director
Nicolas DeSantis Cuadra	40	Director
Luis A. Rivera	35	Chief Operating Officer
Joseph Lambert	45	Vice President and Controller
Robb Wilson	37	Vice President of Technology
Loren T. McDonald	49	Vice President and Chief Marketing Officer
Peter Biro	36	Vice President of Corporate Development and Planning

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

Robb Wilson was appointed Vice President of Technology of the Company on January 19, 2006.  Since December 15, 2004, Mr. Wilson has served as Vice President of Development and Deliverability for Lyris.  Prior to joining Lyris, Mr. Wilson served as President and founder of Piper Software, a pioneer in development of email deliverability solutions, from October 1, 2004 to December 14, 2004.  Lyris acquired Piper Software in November, 2004.  Prior to his tenure at Piper Software, Mr. Wilson served as Vice President of Software Development for Quiris, Inc., the online marketing firm, from March 1, 2001 to October 1, 2001.

Loren McDonald was appointed Vice President and Chief Marketing Office on June 26, 2006.  Prior to joining the Company Mr. McDonald was vice president of marketing for EmailLabs beginning in March 2003.  EmailLabs is a leading email service provider, which was acquired by J.L. Halsey in October of 2005.  From January 2002 through March 2003, Mr. McDonald was founder and president of Intevation, an e-marketing services consulting firm specializing in email and search engine marketing services.  From December 2000 through January 2002 Mr. McDonald was Chief Marketing Officer of NetStruxr.n.

Peter Biro was appointed Vice President of Corporate Development and Planning of the Company on August 17, 2006.  From July 2001 until joining the Company, Mr. Biro was founder and managing partner of The Cowper Group, a Boston-based corporate development consulting firm focused on buy-side mergers and acquisitions for small to mid-market technology companies.  Working with both venture-backed and public companies, including the Company, Mr. Biro consulted on the use of mergers and acquisitions as a core part of business strategy and actively assisted clients with transaction sourcing and execution.  Mr. Biro received an M.B.A from Stanford University and both a B.S. in electrical engineering and B.A. in computer science and history from Duke University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of its shares of common stock to file with the SEC initial reports of ownership of shares of common stock and reports of changes in such ownership. The SEC’s rules require such persons to furnish the Company with copies of all Section 16(a) reports that they file.  Based on a review of these reports and on written representations from the reporting persons that no other reports were required, the Company believes that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended June 30, 2006

Code of Ethics

On September 25, 2003, the Company adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct was included as an exhibit in the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission and is incorporated by reference.  See Item 15, Exhibits and Financial Statement Schedules.

Audit Committee Members and Financial Expert

The audit committee of the board of directors is comprised of Andrew Richard Blair, who serves as chairman, and Nicolas DeSantis Cuadra.  The Audit Committee does not include a financial expert within the meaning of the applicable rules of the Securities and Exchange Commission. The board of directors has not appointed a financial expert to the Audit Committee because of the Company’s current size and the difficulty and expense of locating a person with such expertise who is willing to join the board of directors.

Stockholder Nomination

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors, since the disclosure in the Company’s last proxy statement.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth certain information for the fiscal years ended June 30, 2006, 2005 and 2004 concerning the compensation of Messers. Burt, Riviera, Lambert, Wilson and McDonald.  These individuals are referred to herein as “Named Executive Officers.”

Summary Compensation Table

						Other
Name and						Annual
Principal Position	Year	Salary ($)		Bonus ($)		Compensation($)
David R. Burt,	2006	250,000		20,000	(1)	—
Chief Executive	2005	250,000		20,000	(2)	—
Officer, President,	2004	250,000		20,000	(3)
Secretary,
Treasurer and Director
Luis A. Rivera,
Chief Operating	2006	200,000		250,000		—
Officer of JL	2005	28,875		34,341	(4)
Halsey and
President and
Chief Executive Officer of Lyris.
Joseph Lambert,	2006	105,609		26,042		—
VP Controller	2005	—	(5)
Robb Wilson,	2006	162,500				—
Vice President of	2005	20,667	(6)
Technology
Loren McDonald,
Vice President	2006	2,885
and Chief Marketing Officer	2005	(7)

(1)        This amount represents the amount earned and paid in fiscal year 2006.

(2)   This amount represents the amount earned and paid in fiscal year 2005.

(3)        This amount represents the amount earned and paid in fiscal year 2004.

 (4)     Mr. Rivera became an officer of the Company on May 12, 2005 when the Company acquired Lyris Technologies, Inc.  Salary and bonus only includes amounts earned from the period May 12, 2005 through June 30, 2005. The bonus amount was earned in fiscal 2005 and paid in fiscal 2006.

(5)   Mr. Lambert joined the Company on August 28, 2005 and therefore did not receive any compensation in fiscal year 2005.

(6)          Mr. Wilson joined the Company on May 12, 2005 when the Company acquired Lyris Technologies, Inc.  Salary only includes amounts earned from the period of May 12, 2005 through June 30, 2005.

(7)  Mr. McDonald joined the Company on June 26, 2006.  Salary includes amounts earned from June 26, 2006 through June 30, 2006 only.

Option Grants in Last Fiscal Year

During fiscal year 2006, Mr. Lambert was granted options to purchase 250,000 shares of Common Stock under the J.L. Halsey 2005 Equity-Based Compensation Plan at an exercise price of $0.70.  These options vest ratably on an annual basis over four years.

During fiscal year 2006, Mr. McDonald was granted options to purchase 400,000 share of Common Stock under the J.L. Halsey 2005 Equity-Based Compensation Plan at an exercise price of $0.85.  These options vest ratably on a quarterly basis over four years.

Aggregate Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values

	Shares		Number of Securities Underlying		Value of the Unexercised
	Acquired		Unexercised Options		In-The-Money Options
	on	Value	At Fiscal Year-End		at Fiscal Year-End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Luis A. Rivera	—	$—	810,612	2,789,388	$502,579	$1 ,729,421
Joseph Lambert	—	$—	—	250,000	$—	$55,000
Robb Wilson	—	$—	100,000	500,000	$62,000	$250,000
Loren McDonald	—	$—	—	600,000	$—	$122,500

(1)                                  The value of unexercised in-the-money options at fiscal year end assumes a fair market value for our Common Stock of $0.92, the closing sale price per share of our Common Stock as reported in the OTCBB on Friday, June 30, 2006 and exercise prices to the officers of $0.30 to $0.85

Compensation of Directors of Halsey

The Company provides each non-employee director with an annual retainer of $25,000.  Each director receives a fee of $1,000 per meeting attended, plus out-of-pocket expenses.  In addition, members of board committees receive a fee of $1,000, plus out-of-pocket expenses, for each non-telephonic committee meeting attended that is not scheduled in conjunction with a meeting of the full board, and a fee of $500, plus out-of-pocket expenses, for each non-telephonic committee meeting attended in conjunction with a meeting of the full board and for each telephonic meeting of any committee of the board.  Executive officers of the Company do not receive additional compensation for serving on the board of directors. William T. Comfort, III, the Company’s Chairman of the Board, has waived all retainers and fees for his services.

Employment Agreements

Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as the Chief Executive Officer. The original term of the agreement Continued through May 5, 2005, subject to certain extensions.  Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000.  The agreement requires Mr. Burt to devote at least 50% of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer, inasmuch as Mr. Burt also served, until December 2003, as president, chief executive officer and a director of Ergo.  Mr. Burt now devotes all of his time and attention to his duties as an officer of the Company.  Mr. Burt’s agreement provides for additional bonuses of 10% of the amount the Company collects on certain of the Company’s delinquent receivables in excess of the amount booked for such receivables on the Company’s balance sheet, subject to a specified cap, and 10% of the difference between the amount at which certain on the Company’s liabilities are booked on the Company’s balance sheet and the actual amounts the Company pays.  As consideration for, among other things, his efforts in obtaining settlements on certain disputes in July 2000, the Company granted Mr. Burt a convertible promissory note in the principal amount of $60,000. Mr. Burt subsequently transferred the note to a family limited partnership controlled by him.  On or about May 28, 2002, the holder of the note converted $52,125 of principal on the note into 20,850,000 shares of Common Stock.  The remaining $7,875 in principal and $9,500 in accrued interest were redeemed by the Company.  On September 19, 2002, the family limited partnership granted an option to purchase 4,170,000 shares of the Common Stock acquired upon conversion of the note to Mr. William T. Comfort III, a director of the Company, at $0.04 per share which was later exercised.  On January 8, 2003, the partnership sold an additional 4,170,000 shares of the Common Stock to LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner, for $0.02676 per share. Mr. Burt’s employment agreement also provides him certain registration rights with respect to the shares of the Common Stock acquired upon conversion of the note. Because the exercise price of the options and the selling price of the shares were at or above market price in effect at the time of the transactions, there was no effect on the Company’s results of operations.

Effective May 12, 2005, Lyris entered into an employment agreement with Luis A. Rivera, to serve as President and Chief Executive Officer. The term of the agreement is for five years and expires on May 12, 2010. Pursuant to the agreement, Mr. Rivera receives an annual base salary of $200,000 and will be eligible to receive a quarterly performance bonus based on the profitability of the Company. In addition, Mr. Rivera received an award of options to purchase 3,600,000 shares of Company Common Stock that vest ratably on a quarterly basis over four years.

Effective May 12, 2005, Lyris entered into an employment agreement with Robb Wilson, to serve as Vice President. The term of the agreement is for five years and expires on May 12, 2010. Pursuant to the agreement, Mr. Wilson receives an annual base salary of $175,000. In addition, Mr. Wilson received an award of options to purchase 600,000 shares of Company Common Stock, which will vest ratably on an annual basis over four years.

On August 29, 2005, Joseph Lambert joined the Company as Vice President and Controller and on November 14, 2005 he was appointed Chief Accounting Officer of the Company.  Mr. Lambert will receive an annual base salary of $125,000 and will be eligible to receive an annual merit bonus of up to 25% of his base salary.  In addition, Mr. Lambert will receive an award of options to purchase 250,000 shares of Company Common Stock options that vest ratably on an annual basis over four years.  The terms of Mr. Lambert’s employment are contained in an offer letter, dated August 2, 2005 from Lyris, and an employment agreement between Lyris and Mr. Lambert dated August 29, 2005.

On June 26, 2006, the Company entered into an employment agreement with Loren McDonald to serve as Vice President and Chief Marketing Officer.  Mr. McDonald will receive an annual base salary of $175,000 and will be eligible to receive an annual merit bonus of up to $25,000.  In addition, Mr. McDonald will receive an award of options to purchase 250,000 shares of Company Common Stock that vest ratably each quarter over four years.

On August 17, 2006, the Company entered into an employment agreement with Peter Biro to serve as Vice President of Corporate Development and Planning.  The term of the agreement is for four years and expires on August 16, 2006.  Pursuant to the agreement, Mr. Biro receives an annual base salary of $190,000 (subject to adjustment by the board of directors of the Company) and will be eligible to receive an annual bonus as determined by the board of directors of the Company, provided that such annual bonus will not be less than $15,000.  In addition, Mr. Biro received an award of options to purchase 400,000 shares of Company Common Stock, fifty percent (50%) of which shall vest on August 17, 2007 and the remaining fifty percent (50%) shall vest in four (4) equal installments on the last day of each quarter of the year that begins on August 18, 2007, and ends on August 17, 2008.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company during 2006 consisted of William T. Comfort, III. No executive officer of the Company serves as a member of the compensation committee or board of directors of another company of which an executive officer serves on the Compensation Committee of the Company.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of September 25, 2006 by:

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

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares

LDN Stuyvie Partnership	15,216,955	(b)	17.7%
William T. Comfort III	19,386,955	(c)	22.5%
David R. Burt	12,510,000	(d)	14.5%
Luis A. Rivera	1,430,612	(e)	1.4%
Joseph Lambert	62,500	(f)	*
Robb Wilson	101,500	(g)	*
Andrew Richard Blair	495,300	(h)	*
Nicolas De Santis Cuadra	120,968		*
Loren McDonald	140,000	(i)	*
Peter Biro	100,000	(j)	*
Directors and Officers as a group (9 persons)	34,331,835		39.9%

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

(b)              LDN Stuyvie Partnership is a partnership controlled by William T. Comfort III, the Company’s Chairman of the Board. The address of LDN Stuyvie Partnership is 30 Cheyne Walk, SW3 5HH London, UNITED KINGDOM.

(c)               Includes the shares held by LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner.

(d)              Consists entirely of shares held by a family limited partnership, the general partner of which is controlled by Mr. Burt.

(e)               Includes 1,260,612 shares of common stock subject to stock options held by Mr. Rivera on September 25, 2006 and exercisable within 60 days thereafter.

(f)                 Includes 62,500 shares of common stock subject to stock options held by Mr. Lambert on September 25, 2006 and exercisable within 60 days thereafter.

(g)              Includes 100,000 shares of common stock subject to stock options held by Mr. Wilson on September 25, 2006 and exercisable within 60 days thereafter.

(h)              The shares reported by Mr. Blair consist of 417,300 shares owned by Mr. Blair and his wife, 30,000 owned by Freimark, Blair & Co. pension fund and 48,000 owned by the Blair Family Trust.

(i)                  Includes 104,000 shares of common stock subject to stock options held by Mr. McDonald on September 25, 2006 and exercisable within 60 days thereafter.

(j)                The shares reported by Mr. Biro consist of 100,000 shares owned by Mr. Biro and his wife.

Equity Compensation Plan Information

The following table furnishes information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of June 30, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	9,249,000	$0.42	3,709,064
Total	9,249,000	$0.42	3,709,064

The Company established the Equity Based Compensation Plan on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors, and consultants of the Company. Stock options issued in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly, or annually and all within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000. At June 30, 2006, there were 3,709,064 shares available for grant under the Equity Based Compensation Plan.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(in thousands)

Fee Type	Fiscal Year 2006	Fiscal Year 2005

Audit fees (1)	$233	$164
Audit-related fees	—	—
Tax fees	—	—
All other fees (2)	138	117
Total (3)	$371	$281

(1)          Includes fees for professional services rendered in connection with the audit of the Company’s financial statements and the review of the Company’s financial statements included in the Company’s quarterly reports on Form 10Q for each fiscal year.

(2)          Includes fees for professional services rendered in connection with the acquisition EmailLabs in Fiscal Year 2006 and the acquisition of Lyris Technologies in Fiscal Year 2005.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed as part of this Annual Report at Item 8 are listed in the Financial Statements and Supplementary Data on page 35 of this Annual Report.

(b) The following documents are filed or incorporated by reference as exhibits to this Report:

EXHIBIT INDEX

Exhibit No.	Description

2(a)(i)	Stock Purchase Agreement dated as of April 2, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated July 1, 1999).	—

2(a)(ii)	Amendment No. 1 to Stock Purchase Agreement made as of May 19, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to the Company’s Current Report on Form 8-K dated July 1, 1999).	—

2(a)(iii)	Amendment No. 2 to Stock Purchase Agreement made as of June 30, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to the Company’s Current Report on Form 8-K dated July 1, 1999).	—

2(b)(i)	Stock Purchase Agreement dated as of June 1, 1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated June 1, 1999).	—

2(b)(ii)	Amendment No. 1 to Stock Purchase Agreement made as of June 1, 1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(b) to the Company’s Current Report on Form 8-K dated June 1, 1999).	—

2(c)	Stockholder Agreement dated as of September 8, 1999 among Plato Holdings, Inc., New Plato Acquisition, Inc., NC Resources, Inc. and NovaCare, Inc. (incorporated by reference to Exhibit 2((a) to the Company’s Current Report on Form 8-K dated October 14, 1999).	—

2(d)(i)	Stock Purchase Agreement dated as of October 1, 1999 by and among NovaCare, Inc. NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company’s Current Report on Form 8-K dated October 14, 1999).	—

2(d)(ii)	First Amendment dated November 19, 1999 to the Stock Purchase Agreement dated October 1, 1999 among NovaCare, Inc., NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company’s Current Report on Form 8-K dated December 6, 1999).	—

2(d)(iii)	Opinion of Warburg Dillon Read LLC dated as of October 1, 1999 (incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K dated October 14, 1999).	—

2(e)	Stock Purchase Agreement by and among Commodore Resources, Inc., Lyris Technologies, Inc., John Buckman, Jan Hanford, The John Buckman and Jan Hanford Trust and the Company, for certain limited purposes contained therein, dated May 6, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on	—

Exhibit No.	Description
Form 8-K dated May 12, 2005).

2(f)	Agreement and Plan of Merger by and among Commodore Resources (Nevada), Inc., Halsey Acquisition Delaware, Inc, Uptilt Inc., David Sousa, in his capacity as Representative, and the Company, dated October 3, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated October 14, 2005).	—

2(g)

Agreement and Plan of Merger, dated as of August 16, 2006, by and among the Company, Commodore Resources (Nevada), Inc., Halsey Acquisition California, Inc., ClickTracks Analytics, Inc., the Shareholders listed therein and John Marshall (as representative) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006)

2(h)

Share Purchase Agreement, dated August 18, 2006, by and among 1254412 Alberta ULC, an unlimited liability company formed under the laws of the Province of Alberta, the Company, Krista Caririere, Chris Adams, 1706379 Ontario Inc., a corporation formed under the laws of the Province of Ontario and 1706380 Ontario Inc., a corporation formed under the laws of the Province of Ontario (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006)

3(a)(i)	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).	—

3(a)(ii)	Certificate of Ownership and Merger of NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 5, 2002, file no. 333-82154).	—

3(b)	First Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).	—

4(a)(ii)	Amendment No. 2 to 1986 Stock Option Plan (incorporated by reference to Exhibit 4(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

4(b)(i)	1998 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement Form S-8 filed with the Securities and Exchange Commission on January 15, 1999, File No. 333-70653).	—

4(b)(ii)	Amendment No. 1 to 1998 Stock Option Plan (incorporated by reference to Exhibit 4(c)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

4(c)	J. L. Halsey Corporation Executive Stock Option Plan (incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

4(d)	J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 12, 2005).	—

10(a)	Stock Purchase Agreement dated as of May 1, 1997 between NovaCare Employee Services, Inc. and James W. McLane (incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).	—

10(b)	Subscriber Services Agreement dated as of July 1, 1999 between NovaCare, Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K dated November 2, 1999).	—

10(c)	Amended and Restated Employment Agreement dated as of September 27, 2000 between the Company and David R. Burt (incorporated by reference to Exhibit 10(k)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).	—

10(d)	Convertible Subordinated Note dated as of September 27, 2000 issued by the Company to David R. Burt (incorporated by reference to Exhibit 10(k)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).	—

Exhibit No.	Description

10(f)(i)	Indemnification Agreement, dated May 4, 2000, by and between NAHC, Inc. and David R. Burt (the “Burt Indemnification Agreement”) (incorporated by reference to Exhibit 10(f)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).	—

10(f)(ii)	Assignment and Assumption Agreement, dated as of June 1, 2002, by and between NAHC, Inc. and J. L. Halsey Corporation, assigning the obligations of NAHC under the Burt Indemnification Agreement to Halsey (incorporated by reference to Exhibit 10(f)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).	—

10(g)	Form of Indemnification Agreement entered into by and between the Company and each of Charles E. Finelli, William T. Comfort, III, Andrew Richard Blair and Nicolas DeSantis Cuadra (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).	—

10(h)

Stock Purchase Agreement by and between the Company and the University of Chicago Law School. (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

X

10(i)	Form of Nonstatutory Stock Option Agreement under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 12, 2005).	—

10(j)

Promissory Note, from Commodore Resources, Inc., a subsidiary of the Company, to The John Buckman and Jan Hanford Trust dated May 12, 2005. (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

X

10(k)

Guaranty, entered into by the Company on May 12, 2005, to guaranteeing the payment by Commodore Resources, Inc., a subsidiary of the Company, to The John Buckman and Jan Hanford Trust of the amount specified in the Promissory Note dated May 12, 2005. (incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

X

10(l)	Employment Agreement effective May 12, 2005 between the Company and Luis A. Rivera (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.	—

10(m)	Employment Agreement dated as of August 29, 2005 between Lyris and Joseph Lambert (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).	—

10(n)	Employment Agreement effective August 17, 2006 between the Company and Peter Biro.

10(o)

Promissory Note, dated August 16, 2006, in the amount of $10,000,000 from the Company to LDN Stuyvie Partnership (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2006)

10(p)

Backstop Agreement, dated August 16, 2006, by and between the Company and LDN Stuyvie Partnership (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2006)

14

Code of Business Conduct and Ethics, adopted by the Company on September 25, 2003 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

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

Dated: September 28, 2006
J. L. HALSEY CORPORATION, INC.

	By:	/s/ David R. Burt
DAVID R. BURT
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ William T. Comfort, III	Chairman of the Board and Director	September 28, 2006
(WILLIAM T. COMFORT, III)

/S/ David R. Burt	Chief Executive Officer, President, Secretary and	September 28, 2006
(DAVID R. BURT)	Principal Financial Officer

/S/ Andrew Richard Blair	Director	September 28, 2006
(ANDREW RICHARD BLAIR)

/S/ Nicolas DeSantis Cuadra	Director	September 28, 2006
(NICOLAS DESANTIS CUADRA)

/S/ Joseph Lambert	Vice President and Controller, (Chief Accounting	September 28, 2006
(JOSEPH LAMBERT)	Officer)