Form 10-Q
period 2006-09-30
JL HALSEY CORP
filed 2006-11-14
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	(TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 1-10875

J.L. Halsey Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	01-0579490
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

103 FOULK RD., SUITE 205Q
WILMINGTON, DE	19803
(Address of principal executive offices)	(Zip Code)

(302) 691-6189

(Registrant’s telephone number, including area code)

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

Yes  ☐  No  ☒

As of November 7, 2006, J.L. Halsey Corporation had 86,007,968 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2006

PART I

ITEM 1. FINANCIAL STATEMENTS

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2006	June 30, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$548	$255
Accounts receivable, net of allowance of $367 at September 30, 2006 and $181 at June 30, 2006	5,506	4,661
Prepaid expenses	885	1,160
Deferred acquisition costs	—	231
Deferred income taxes	544	492
Deferred financing fees	91	97
Prepaid expenses related to discontinued operations	199	213
Total current assets	7,773	7,109
Restricted cash related to discontinued operations	1,688	1,675
Restricted cash	94	94
Fixed assets, net	2,307	1,675
Intangible assets, net	25,482	19,776
Goodwill	35,886	27,390
Total assets	$73,230	$57,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,748	$2,126
Revolving line of credit — short-term	195	—
Contingent acquisition consideration — short-term	2,951	2,207
Note payable (Note 7)	5,496	5,496
Accrued interest	773	634
Convertible note payable — related party (Note 8)	10,000	—
Accrued interest — related party	117	—
Other current liabilities	20	—
Income taxes payable	69	433
Accrued expenses remaining from discontinued operations	2,318	2,310
Deferred revenue	3,048	2,664
Total current liabilities	28,735	15,870
Revolving line of credit — long-term	10,050	9,867
Contingent acquisition consideration — long-term	1,725	1,725
Deferred income taxes	98	98
Other long-term liabilities	108	93
Total liabilities	40,716	27,653
Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:

Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued and 86,007,968 shares outstanding at September 30, 2006 and 89,522,280 shares issued and 83,208,332 shares outstanding at June 30, 2006	895	895
Additional paid-in capital	260,549	274,064
Accumulated deficit	(208,374)	(207,929)
Treasury stock (at cost), 3,514,312 shares at September 30, 2006 and 6,313,948 shares at June 30, 2006	(20,558)	(36,964)
Cumulative translation adjustment	2	—
Total stockholders’ equity	32,514	30,066
Total liabilities and stockholders’ equity	$73,230	$57,719

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2006	2005

Software and services revenues	$8,376	$3,527
Cost of revenues:
Software and services	2,044	783
Amortization of intangibles	505	205
Total cost of revenues	2,549	988
Gross profit	5,827	2,539
Operating expenses:
General and administrative expenses	2,736	1,345
Research & development	586	—
Sales & marketing	2,015	376
Amortization of intangibles	398	187
Income from operations	92	631
Interest income	14	29
Interest expense	(454)	(141)
(Loss) income from continuing operations before income taxes	(348)	519
Income tax provision	62	123
Net (loss) income from continuing operations	(410)	396
(Loss) gain on disposal of discontinued operations, net of tax	(35)	130
Net (loss) income	$(445)	$526
(Loss) income per share from continuing operations — basic and diluted	$(0.00)	$0.01
Net (loss) income per share — basic	$(0.01)	$0.01
Net (loss) income per share — diluted	$(0.01)	$0.01
Weighted average number of shares outstanding — basic	84,547,288	82,966,396
Weighted average number of shares outstanding —diluted	84,547,288	86,118,412

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(445)	$526
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
Loss (gain) on disposal of discontinued operations	35	(130)
Stock-based compensation expense	139	53
Depreciation and amortization	1,077	445
Provision for bad debt	220	52
Deferred income tax benefit	(22)	(33)
Changes in assets and liabilities:
Accounts receivable	(659)	250
Prepaid expenses	319	(8)
Accounts payable and accrued expenses	228	(289)
Accrued interest	256	141
Deferred revenue	33	84
Income taxes payable	(349)	46
Net cash flows provided by continuing operations	832	1,137
Net cash flows used in discontinued operations	(27)	(327)
Net cash flows provided by operating activities	805	810
Cash flows from investing activities:
Continuing operations:
Deferred acquisition costs	—	(8)
Deferred financing fees	—	(25)
Additions to property and equipment	(749)	(59)
Payments for businesses acquired, net of cash acquired	(10,143)	—
Discontinued operations:
Release of restricted cash	—	600
Net cash flows (used in) provided by investing activities	(10,892)	508
Cash flows from financing activities:
Proceeds from debt and credit arrangements	14,242	—
Proceeds from convertible debt from related party	10,000	—
Payment of debt and credit arrangements	(13,864)	—
Net cash flows provided by financing activities	10,378	—
Net decrease in cash and cash equivalents	291	1,318
Effect of exchange rates on cash and cash equivalents	2
Cash and cash equivalents, beginning of period	255	3,102
Cash and cash equivalents, end of period	$548	$4,420

Supplemental cash flow information:
Cash paid for interest	$130	$—
Cash paid for taxes	$410	$110

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

1.   Basis of Presentation

J.L. Halsey Corporation (“Halsey” or “Company”), through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks Analytics, Inc. (“ClickTracks”), and Hot Banana Software, Inc. (“Hot Banana”) is a leading marketing technology and services firm.  The Company’s email marketing software and services provide clients with solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.  Through its recent acquisitions (noted below), the Company also offers website analytics software and services, and website content management software and services.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable as a current liability on our Balance Sheet as of September 30, 2006. The total revenue of Lyris Technologies for the eighteen month period ended September 30, 2006 is approximately $22.3 million. The company believes that the total revenue of Lyris Technologies will reach the specified revenue target of $24 million as stated in the note within the next quarter.   With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing and technology company based in Menlo Park, California, for $24.3 million (including acquisition costs and working capital adjustments of $612,000).  Of this purchase price, $19.5 million was paid in cash at closing, of which $2.3 million was funded by EmailLabs’ available cash.  Of the purchase price, $500,000 was held back pursuant to minimum working capital requirements.  This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006.  The agreement also includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The Company paid $1.725 million to the former EmailLabs’ stockholders on October 13, 2006.  Halsey believes that it is probable that the specified revenue targets will be attained and has accrued the liabilities for the second payment in the non-current portions of our Balance Sheet at September 30, 2006.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  These refunds were paid in September 2006.  The remainder of the purchase price was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California, for approximately $8.5 million in cash and $2.8 million in common stock of the Company  (2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The common stock issued as a result of this acquisition was from the Company’s shares held in treasury. Additional payments totaling approximately $3.8 million may be made in the event ClickTracks achieves future revenue targets and working capital adjustments.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of Hot Banana, an e-marketing Web content management company based in Ontario, Canada, for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.

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

These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended June 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

Foreign currency translation

Hot Banana uses the Canadian Dollar as its functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period. The operating entities use GBP as the functional currency.

On consolidation, the results of operations and cash flows whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate for the period and their assets and liabilities are translated into US dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

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
(in thousands)
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

Description	October 11, 2005
(in thousands)
Assets:
Cash	$3,075
Trade receivables	1,368
Other current assets	624
Property and equipment	703
Other non-current assets	94
Goodwill	10,680
Trademarks and intangible assets	8,909
Total assets acquired	25,453
Liabilities:
Accounts payable and accrued expenses	683
Deferred revenue	297
Other liabilities	16
Total liabilities	996
Net assets acquired	$24,457

Represented by:
Cash paid at closing	$19,484
Acquisition costs	429
Holdback and working capital adjustment	612
Estimated income tax refund	482
Contingent consideration	3,450
$24,457

4.   Acquisition of ClickTracks

As discussed in Note 1, on August 18, 2006 the Company acquired ClickTracks. The acquisition was accounted for as a purchase, and, accordingly, the results of operations of ClickTracks have been included in the consolidated financial statements commencing on the date of acquisition. In connection with the acquisition, the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, which may be subject to change, were as follows:

Description	August 18, 2006
(in thousands)
Assets:
Cash	$56
Trade receivables	269
Other current assets	55
Property and equipment	37
Goodwill	6,260
Trademarks and intangible assets	5,900
Total assets acquired	12,577
Liabilities:
Accounts payable and accrued expenses	225
Deferred revenue	231
Other liabilities	47
Total liabilities	503
Net assets acquired	$12,074

Represented by:
Cash paid at closing	$8,474
Acquisition costs	337
Common stock issued from treasury	2,753
Holdback and working capital adjustment	510
$12,074

5.   Acquisition of Hot Banana

As discussed in Note 1, on August 18, 2006 the Company acquired Hot Banana. The acquisition was accounted for as a purchase, and, accordingly, the results of operations of Hot Banana have been included in the consolidated financial statements commencing on the date of acquisition. In connection with the acquisition, the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, which may be subject to change, were as follows:

Description	August 18, 2006
(in thousands)
Assets:
Cash	$146
Trade receivables	137
Other current assets	14
Property and equipment	19
Goodwill	1,455
Trademarks and intangible assets	1,490
Total assets acquired	3,261
Liabilities:
Accounts payable and accrued expenses	117
Deferred revenue	118
Other liabilities	30
Total liabilities	265
Net assets acquired	$2,996

Represented by:
Cash paid at closing	$1,786
Acquisition costs	564
Holdback and working capital adjustment	470
Contingent consideration	176
$2,996

6.   Intangible Assets

Intangible assets consist of the following:

(in thousands)	September 30, 2006	June 30, 2006

Customer relationships	$9,483	$7,373
Developed technology	11,968	8,158
	21,451	15,531
Less: accumulated amortization	(3,728)	(2,825)

	17,723	12,706
Trade names	7,759	7,070
Total intangible assets. net	$25,482	$19,776

The following table outlines the Company’s intangible assets, by acquisition, as of September 30, 2006:

(in thousands)	Gross amount	Accumulated amortization	Balance at September 30, 2006
Lyris Technologies:
Customer relationships	$4,113	$(1,027)	$3,086
Developed technology	4,078	(1,128)	2,950
Tradenames	4,720	—	4,720
Subtotal	12,911	(2,155)	10,756

EmailLabs:
Customer relationships	3,260	(634)	2,626
Developed technology	4,080	(794)	3,286
Tradenames	1,569	—	1,569
Subtotal	8,909	(1,428)	7,481

ClickTracks:
Customer relationships	1,600	(40)	1,560
Developed technology	3,100	(78)	3,022
Tradenames	1,200	—	1,200
Subtotal	5,900	(118)	5,782

Hot Banana:
Customer relationships	510	(9)	501
Developed technology	710	(18)	692
Tradenames	270	—	270
Subtotal	1,490	(27)	1,463

Grand Total	$29,210	$(3,728)	$25,482

Amortization expense for the three months ended September 30, 2006 was $903,000. During the three months ended September 30, 2006, $505,000 of amortization expense was classified as cost of revenues and relates to the amortization of developed technology.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of September 30, 2006 is as follows:

(in thousands) Fiscal Year	Customer Relationships	Developed Technology	Total
2007	$1,343	$1,798	$3,141
2008	1,703	2,398	4,101
2009	1,695	2,398	4,093
2010	1,695	2,273	3,968
2011	1,142	988	2,130
2012 and thereafter	195	95	290
Total	$7,773	$9,950	$17,723

The following table outlines the Company’s goodwill, by acquisition, as of September 30, 2006:

(in thousands) Description	Goodwill Amount

Lyris Technologies	$17,491
EmailLabs	10,680
ClickTracks	6,260
Hot Banana	1,455

Total	$35,886

Impairment of long-lived assets

We assess the impairment of goodwill and indefinite life intangibles on an annual basis. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

•                  our market capitalization relative to net book value.

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

7.   Note Payable

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

•                        The total revenue of Lyris Technologies for the eighteen month period ended September 30, 2006 is approximately $22.3 million. The company believes that the total revenue of Lyris Technologies will reach the specified revenue target of $24 million as stated in the note within the next quarter.

•                     The amounts due on the note are reduced for any royalty payments that the Company is required to make under the terms of a License Agreement between the Company and Digital Impact, Inc.  In the quarter ended June 30, 2006 the Company paid $103,760 to Digital Impact, Inc. and reduced the note payable by this amount.

The Company has accrued $773,000 of interest owed on this note as of September 30, 2006. During the quarter ended September 30, 2006 the Company accrued $139,000 of interest on this note and recorded this amount as interest expense in the statement of operations for the three months ended September 30, 2006.

8.   Convertible Bridge Loan and Rights Offering

The ClickTracks and Hot Banana acquisitions were financed primarily with a $10 million bridge loan made by our largest stockholder, LDN Stuyvie Partnership.   LDN Stuyvie is controlled by the Company’s Chairman.  The bridge loan from LDN Stuyvie is evidenced by a promissory note, which bears interest at the rate of 9.5% per annum, or 11.5% per annum in the event of default, and is due upon the first to occur of:

(i)            The closing under the Backstop Agreement (discussed below);

(ii)           The date on which the board of directors resolves to abandon the rights offering;

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

If the rights offering is not completed for any of the reasons set forth in (i) through (vi) above, the outstanding principal balance of the note shall be paid in shares of the Company’s common stock valued at $0.85 per share, for a total of approximately 11,764,706 shares of common stock.  If the rights offering is completed, the aggregate purchase price of the common stock purchased by LDN Stuyvie pursuant to the rights offering and/or the Backstop Agreement shall be offset against the principal amount of the LDN Stuyvie note.  If the value of the stock purchased by LDN Stuyvie pursuant to the rights offering and/or the Backstop Agreement is less than the principal amount outstanding under the LDN Stuyvie note and all accrued but unpaid interest thereon, the Company will pay such remaining balance to LDN Stuyvie in cash and the LDN Stuyvie note shall be cancelled; provided, that if the Company is prevented from making any such payment under the terms of any agreement governing its senior indebtedness, such payment shall be made in shares of common stock valued at $0.85 per share.  In the event of default, LDN Stuyvie may elect to have accrued but unpaid interest paid in cash or in shares of common stock, which shares shall be valued at $0.85 per share.

In connection with the LDN Stuyvie note, the Company and LDN Stuyvie entered into a Backstop Agreement, dated August 16, 2006, pursuant to which LDN Stuyvie agreed to purchase shares of the Company’s common stock.  Under the terms of the Backstop Agreement, LDN Stuyvie will purchase at a price of $0.85 per share, outside of the rights offering, a number of shares of common stock so that, together with all rights subscribed for and exercised in the rights offering (including any rights subscribed for by LDN Stuyvie), the Company will receive gross proceeds (including offsets against the LDN Stuyvie note as discussed below) of at least $10 million. In partial consideration for making the $10 million loan to the Company and agreeing to backstop the rights offering up to $10 million, the Company also granted to LDN Stuyvie the exclusive right to purchase up to an additional $10 million of common stock at the subscription price of $0.85 per share in respect of each right granted to the Company’s stockholders which is unexercised at the expiration of the rights offering.  Any shares purchased by LDN Stuyvie pursuant to the Backstop Agreement will be done so in a private offering and will not be registered under the Securities of 1933.  Any shares purchased by LDN Stuyvie in the rights offering or pursuant to the Backstop Agreement will be paid for by first offsetting the principal amount of the LDN Stuyvie note.  The Backstop Agreement provides that, without first obtaining the consent of LDN Stuyvie, the Company cannot amend certain terms of the rights offering, including the aggregate and per share offering price, the number of shares offered and the non-transferability of the rights.  The Backstop Agreement terminates automatically if (i) the registration statement for the rights offering has not been declared effective by the SEC by 5:30 p.m. ET on January 1, 2007, or (ii) even if the registration statement has been declared effective, the rights offering has not expired by 11:59 p.m. on March 31, 2007.

9.   Discontinued Operations

At September 30, 2006 and June 30, 2006, assets and liabilities from discontinued operations consisted of:

(in thousands)	September 30, 2006	June 30, 2006
Restricted cash in support of workers’ compensation liabilities	$1,688	$1,675
Prepaid expenses pertaining to insurance deposits	199	213
Accounts receivable remaining from discontinued operations	583	583
Allowance for doubtful accounts remaining from discontinued operations	(583)	(583)
Total assets related to discontinued operations	1,887	1,888

Accrued expenses remaining from discontinued operations	2,318	2,310
Total liabilities related to discontinued operations	$2,318	$2,310

At September 30, 2006, the Company believes that the probability of collecting these receivables is low and the Company will most likely cease its collection efforts in the next few quarters. Accordingly, the Company has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection.

The change in the restricted cash balance represents interest income of $13,000. Subsequent to the end of the quarter, the Company purchased a workers’ compensation insurance policy to cover future payments remaining on deductibles for one of the policies covering former NovaCare employees.  As a result of entering into this insurance contract, $889,000 of restricted cash and $75,000 of prepaid expenses were returned to the Company.

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

The $35,000 loss on disposal of discontinued operations, net of taxes, recorded for the three months ended September 30, 2006, relates to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $40,000 resulting from the collection of a cost report settlement that was previously written off by the Company offset by increases of expense accruals of $75,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $130,000 gain on disposal of discontinued operations recorded during the three months ending September 30, 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist of decreases in expense accruals to reflect reductions in costs related to collections and legal fees.

10.   Stock Based Compensation

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

The Company established the J.L. Halsey Corporation Equity Based Compensation Plan (“Equity Based Compensation Plan”) on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors and consultants of the Company. Stock options granted in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of the Company’s common stock at the date of grant, and stock-based compensation expense is recognized over the employees’ requisite service period, which is generally four years. Options are generally granted with a ten-year term. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000.  At September 30, 2006, there were 747,319 shares available for grant under the Equity Based Compensation Plan.

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For option grants issued in the quarter ended September 30, 2006, the following weighted average assumptions were used:

Risk-free rate	4.60% - 4.83%
Expected dividends	$—
Expected market price volatility	50.0%
Expected years until exercise	4.5 years
Estimated forfeiture rate	15%

Expected volatility uses historical volatility of the Company’s common stock along with the historical volatility of the Company’s peer group common stock.  The risk-free rates are taken from the Federal Yield Curve Rates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal to or approximately equal to the expected term of the options.  The expected term calculation is based on observed historical exercise behavior of employees in the Company’s peer group and the options’ contractual term.  The dividend yield is zero based on the fact that the Company has no intention of paying dividends in the near term.

The following table summarizes stock option activity from July 1, 2006 to September 30, 2006:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
	(in thousands)
Balance, July 1, 2006	9,249		$0.42
Granted	3,181		0.95
Forfeited, Cancelled	(99)		0.62
Balance, September 30, 2006	12,331	9.06	$0.55

Options exercisable at September 30, 2006	1,986	$0.32

Options exercisable at July 1, 2006	1,668	$0.30

The adoption of SFAS No. 123(R) increased compensation expense by approximately $139,000 (pre-tax) in the quarter ended September 30, 2006.  This amount is recorded in cost of revenue, general and administrative, sales and marketing and research and development expense.  There were options outstanding during the quarter ended September 30, 2005.

The following table summarizes the allocation of stock-based compensation expense:

(in thousands)	For the three months ended September 30, 2006	For the three months ended September 30, 2005

Cost of revenues	$29	$10
General and administrative	34	39
Research and development	5	—
Sales and marketing	71	4

Total stock based compensation	$139	$53

As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was approximately $2.9 million before estimated forfeitures and will be recognized over an estimated weighted average 3.14 years.

During the three months ended September 30, 2006, the Company granted 3,181,000 stock options with an estimated total grant-date fair value of $1.4 million. Of this amount, the Company estimated that the stock-based compensation for awards not expected to vest was $425,000.

11.   Net Income (Loss) Per Share

Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding.

The following table sets forth the computation and reconciliation of net income (loss) per share:

	For the Three Months Ended September 30,
(in thousands)	2006	2005
(Loss) income from continuing operations	$(410)	$396
(Loss) gain on disposal of discontinued operations, net of tax	(35)	130
Net (loss) income	$(445)	$526

Weighted average shares outstanding:

basic and dilutive	84,547,288	82,966,396
Effect of dilutive securities:
stock options	—	3,152,016
Convertible note	—	—
diluted	84,547,288	86,118,412

(Loss) income per share from continuing operations: basic and diluted	$(0.00)	$0.01
(Loss) gain per share on disposal of discontinued operations: basic and diluted	$(0.00)	$0.00
Net (loss) income per share: basic and diluted	$(0.01)	$0.01

The following potential common shares have been excluded from the computation of diluted net income per share for the three months ended September 30, 2006 because their inclusion would have been antidilutive:

For the Three Months Ended September 30, 2006
Outstanding common stock options	4,087,597
Convertible note	11,764,706

The exercise prices of antidilutive stock options outstanding for the three months ended September 30, 2006 were $0.71 to $0.96. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

12.   Commitments and Contingencies

Contingent acquisition payments

The Company may be required to pay the following amounts to the former shareholders of its current subsidiaries as contingent payment per the terms of the acquisitions:

Amount
Lyris Technologies, Inc.	$6,300,000
Uptilt, Inc. (EmailLabs)	3,450,000
Clicktracks Analytics, Inc.	3,800,000
Hot Banana Software, Inc.	1,125,000

Total	$14,675,000

The $6.3 million contingent amount for Lyris Technologies includes a $5.6 note payable and is net of interest and certain off-sets permitted pursuant to the Agreement.

Litigation

NovaCare v. Stratford Nursing Home. The Company filed this collection lawsuit over four years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved. Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money. Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million. The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party. As of September 30, 2006, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden). The outcome of this action is not possible to predict and the Company has reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

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

Operating Lease Commitments

The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates though 2011. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2007 amount is for nine months remaining  in the fiscal year):

	Year ended September 30,
(in thousands)	2007	2008	2009	2010	2011	Total
Property lease obligations	$519	$629	$394	$138	$3	$1,683

13.   Significant Customer Information and Segment Reporting

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

Halsey’s chief executive officer (CEO) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Halsey has determined that it operates in a single operating segment, specifically, marketing technology and services, and has no significant customers.

14.   Revolving Line of Credit

On October 11, 2005, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Comerica Bank providing a revolving line of credit to the Company.  The initial borrowings under the Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Agreement, interest on outstanding balances was charged at a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The original amount available to the Company was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  In April, 2006, the Company entered into a First Amendment (“First Amendment”) to the Loan and Security Agreement.  The First Amendment reduced Comerica’s lending commitment to $13.5 million and reset the monthly reduction amounts on the lending commitment to $175,000 per month for the period April 30, 2006 through May 31, 2007, $250,000 per month through September 30, 2007, and $347,222 per month thereafter until the maturity date of February 28, 2010.  In addition, the First Amendment decreased the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and also revised existing financial and other covenants.

Effective as of August 18, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Comerica.  The Second Amendment also amends the Loan and Security Agreement and revises existing financial and other covenants.  At September 30, 2006, the Company was in compliance with all provisions of the agreement, including financial covenants and ratios.  The monthly reductions in commitment discussed above will reduce the amounts available under the Loan and Security agreement to $10,050,000 on September 30, 2007.  Outstanding borrowings at September 30, 2006 are $10,245,000 and therefore the Company has classified $195,000 of the outstanding balance as a current liability.

15.   Income Taxes

Halsey and it subsidiaries are subject to federal and state income taxes. For federal income tax purposes, 90% of the consolidated year to date income is offset by prior cumulative net operating loss (“NOL”) carryforwards. The resulting 10% of net income is taxed at the alternative minimum tax rate of 20%. For state income tax purposes, only the financial results attributed to a state are taxed at the statutory rate. The statutory rate is 8.84% in California and 9% in New York. The federal NOLs cannot be used to reduce state income taxes.  The Company’s effective tax rate has decreased in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, due to our tax planning strategies.

16.   Treasury Stock

During the quarter ended September 30, 2006, the Company issued 2,799,636 shares of its own common stock held in treasury in connection with the acquisition of ClickTracks valued at the 30-day trailing average of Halsey’s closing sale price. This transaction was recorded as a reduction to Treasury Stock in the equity section of the Company’s balance sheet.

17.   Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, Considering the Effects of Prior Year misstatements when Quantifying misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for the Company on June 30, 2007 with earlier adoption encouraged. Management is currently reviewing SAB 108 to determine the impact and materiality of its adoption to the Company.

18.   Subsequent Events

Subsequent to the end of the quarter, the Company purchased a workers’ compensation insurance policy to cover future payments remaining on deductibles for one of the policies covering former NoveCare employees.  As a result of entering into this insurance contract, $889,000 of restricted cash and $75,000 of prepaid expenses were returned to the Company.

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

Overview

J.L. Halsey Corporation (“Halsey” or “Company”), through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks Analytics, Inc. (“ClickTracks”), and Hot Banana Software, Inc. (“Hot Banana”) is a leading marketing technology and services firm.  The Company’s email marketing software and services provide clients with solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.  Through its recent acquisitions (noted below), the Company also offers website analytics software and services, and website content management software and services.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  Halsey believes that it is probable that the specified revenue targets stated in the promissory note will be attained on or before the second anniversary of the closing date. As a result, we have recorded the note payable as a current liability on our Balance Sheet as of September 30, 2006. The total revenue of Lyris Technologies for the eighteen month period ended September 30, 2006 is approximately $22.3 million. The company believes that the total revenue of Lyris Technologies will reach the specified revenue target of $24 million as stated in the note within the next quarter.   With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing and technology company based in Menlo Park, California, for $24.3 million (including acquisition costs and working capital adjustments of $612,000).  Of this purchase price, $19.5 million was paid in cash at closing, of which $2.3 million was funded by EmailLabs’ available cash.  Of the purchase price, $500,000 was held back pursuant to minimum working capital requirements.  This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006.  The agreement also includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The Company paid $1.725 million to the former EmailLabs’ stockholders on October 13, 2006.  Halsey believes that it is probable that the specified revenue targets will be attained and has accrued the liabilities for the second payment in the non-current portions of our Balance Sheet at September 30, 2006.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  These refunds were paid in September 2006.  The remainder of the purchase price was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California, for approximately $8.5 million in cash, $2.8 million in common stock of the Company(2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The common stock issued as a result of this acquisition was from the Company’s shares held in treasury. Additional payments totaling approximately $3.8 million May be made in the event ClickTracks achieves future revenue targets and working capital adjustments.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of Hot Banana, an e-marketing Web content management company based in Ontario, Canada, for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.

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

Foreign currency translation

Hot Banana uses the Canadian Dollar as its functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period. The operating entities use GBP as the functional currency.

On consolidation, the results of operations and cash flows whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate for the period and their assets and liabilities are translated into US dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

Results of Operations for the Three Months Ended September 30, 2006 and September 30, 2005

Revenue

Total revenue was $8.4 million for the three months ended September 30, 2006, compared to $3.5 million for the three months ended September 30, 2005. The increase in revenue is due to several factors.  First, we acquired EmailLabs after the end of the September 30, 2005 quarter.  In addition, we acquired ClickTracks and Hot Banana approximately one-half of the way into the quarter ended September 30, 2006.  In addition Lyris revenue grew approximately 23% quarter over quarter.

The following is a summary of revenue for each of the Company’s subsidiaries for the three month periods ended September 30, 2006 and 2005:

	Three months ended	Three months ended
	September 30, 2006	September 30, 2005

Lyris Technologies	$4,313,260	$3,526,721
Uptilt, Inc (EmailLabs)	3,406,772	-
ClickTracks	502,815	-
Hot Banana Software	152,935	-

Total	$8,375,782	$3,526,721

Cost of revenue

Cost of revenue was $2.5 million for the three months ended September 30, 2006, compared to $1.0 million for the three months ended September 30, 2005. The increase in cost of revenue is due to our acquisitions of EmailLabs, ClickTracks and Hot Banana. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include amortization of intangibles of $505,000 for the three month period ended September 30, 2006 compared to $205,000 for the three month period ended September 30, 2005.  Amortization of intangibles is related to developed technology and computer and internet bandwidth costs associated with providing our support and hosting services to our customers.

General and administrative

General and administrative expenses were $2.7 million for the three months ended September 30, 2006, compared to $1.3 million for the three months ended September 30, 2005. The primary reasons for the increase of approximately $1.4 million are due to our acquisitions of EmailLabs, ClickTracks and Hot Banana and increases in operating expenses by the parent company. Increases at the parent company primarily consist of increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $586,000 for the three months ended September, 30, 2006, compared to none for the three months ended September 30, 2005. The increase in research and development expense is due to spending on development of the Company’s next generation e-marketing technology platform.

Sales and marketing

Sales and marketing expenses were $2.0 million for the three months ended September, 30, 2006, compared to $376,000 for the three months ended September 30, 2005. The increase in sales and marketing expenses is due to our acquisitions of EmailLabs, ClickTracks and Hot Banana, as well as increases at Lyris.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing as well as advertising costs and exhibits and tradeshows related expenses.

Amortization of intangibles

Amortization of intangibles was $398,000 for the three months ended September 30, 2006, compared to $187,000 for the three months ended September 30, 2005. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of EmailLabs on October 11, 2005 and the acquisitions of ClickTracks and Hot Banana on August 18, 2006. See Note 6 to the Condensed Consolidated Financial Statements for details on intangible assets.

Provision for income taxes

During the three months ended September 30, 2006, the Company recorded an income tax provision of $62,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $47,000 and a provision for federal income taxes of $15,000. During the three months ended September 30, 2005, the Company recorded an income tax provision of $123,000.

Net (loss) income

Net loss was $445,000 for the three months ended September 30, 2006, compared to a net income of $526,000 for the three months ended September 30, 2005. The primary reasons for the decrease of approximately $960,000 are increases in Research and Development of $586,000 and interest expense of $313,000.

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

The $35,000 loss on disposal of discontinued operations, net of taxes, recorded for the three months ended September 30, 2006, relates to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $40,000 resulting from the collection of a cost report settlement that was previously written off by the Company offset by increases of expense accruals of $75,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $130,000 gain on disposal of discontinued operations recorded during the three months ending September 30, 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist of decreases in expense accruals to reflect reductions in costs related to collections and legal fees.

Liquidity and Capital Resources

As of September 30, 2006, our principal sources of liquidity included cash and cash equivalents, operating cash flow from our operating subsidiaries, our financing agreement with Comerica Bank, and our Convertible Bridge Loan.  At September 30, 2006, cash and cash equivalents totaled $548,000 compared to $255,000 at June 30, 2006.

Loan and Security Agreement

On October 11, 2005, the Company entered into a Loan and Security Agreement with Comerica Bank, (the “Loan and Security Agreement”), providing a revolving line of credit to the Company.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and  for general corporate purposes.  The original amount available to the Company was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  Effective as of April 25, 2006, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with Comerica Bank (“Comerica”).  The Amendment amended the Loan and Security Agreement to reduce Comerica’s lending commitment to $13.5 million and reset the monthly reduction amounts on the lending commitment to $175,000 per month beginning April 30, 2006 through May 31, 2007, $250,000 per month through September 30, 2007, and $347,000 per month thereafter until the maturity date of February 28, 2010.  In addition, the Amendment decreased the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and revised existing financial and other covenants.

Effective as of August 18, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Comerica.  The Second Amendment also amends the Loan and Security Agreement and revises existing financial and other covenants. The amount available to the Company at September 30, 2006 was $12.6 million and outstanding borrowings were $10.2 million.  The Loan and Security Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  At September 30, 2006, the Company was in compliance with all provisions of the agreement, including the financial covenants and ratios.

The Loan and Security Agreement allows the Company to repay the amounts borrowed from time to time and reborrow them, in an amount that reduces on a monthly basis.  The maximum amount available to be borrowed by the Company at the end of each fiscal year is as follows:

Year ended June 30,	Line of credit balance available for borrowings:
(thousands)
2007	$10,800
2008	$6,925
2009	$2,758

Related Party Convertible Bridge Loan

The ClickTracks and Hot Banana acquisitions were financed primarily with a $10 million bridge loan made by our largest stockholder, LDN Stuyvie Partnership.   LDN Stuyvie is controlled by the Company’s Chairman.  The bridge loan from LDN Stuyvie is evidenced by a promissory note, which bears interest at the rate of 9.5% per annum, or 11.5% per annum in the event of default, and is due upon the first to occur of:

(i)            The closing under the Backstop Agreement (discussed below);

(ii)           The date on which the board of directors resolves to abandon the rights offering;

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

If the rights offering is not completed for any of the reasons set forth in (i) through (vi) above, the outstanding principal balance of the note shall be paid in shares of the Company’s common stock valued at $0.85 per share, for a total of approximately 11,764,706 shares of common stock.  If the rights offering is completed, the aggregate purchase price of the common stock purchased by LDN Stuyvie pursuant to the rights offering and/or the Backstop Agreement shall be offset against the principal amount of the LDN Stuyvie note.  If the value of the stock purchased by LDN Stuyvie pursuant to the rights offering and/or the Backstop Agreement is less than the principal amount outstanding under the LDN Stuyvie note and all accrued but unpaid interest thereon, the Company will pay such remaining balance to LDN Stuyvie in cash and the LDN Stuyvie note shall be cancelled; provided, that if the Company is prevented from making any such payment under the terms of any agreement governing its senior indebtedness, such payment shall be made in shares of common stock valued at $0.85 per share.  In the event of default, LDN Stuyvie may elect to have accrued but unpaid interest paid in cash or in shares of common stock, which shares shall be valued at $0.85 per share.

In connection with the LDN Stuyvie note, the Company and LDN Stuyvie entered into a Backstop Agreement, dated August 16, 2006, pursuant to which LDN Stuyvie agreed to purchase shares of the Company’s common stock.  Under the terms of the Backstop Agreement, LDN Stuyvie will purchase at a price of $0.85 per share, outside of the rights offering, a number of shares of common stock so that, together with all rights subscribed for and exercised in the rights offering (including any rights subscribed for by LDN Stuyvie), the Company will receive gross proceeds (including offsets against the LDN Stuyvie note as discussed below) of at least $10 million. In partial consideration for making the $10 million loan to the Company and agreeing to backstop the rights offering up to $10 million, the Company also granted to LDN Stuyvie the exclusive right to purchase up to an additional $10 million of common stock at the subscription price of $0.85 per share in respect of each right granted to the Company’s stockholders which is unexercised at the expiration of the rights offering.  Any shares purchased by LDN Stuyvie pursuant to the Backstop Agreement will be done so in a private offering and will not be registered under the Securities of 1933.  Any shares purchased by LDN Stuyvie in the rights offering or pursuant to the Backstop Agreement will be paid for by first offsetting the principal amount of the LDN Stuyvie note.  The Backstop Agreement provides that, without first obtaining the consent of LDN Stuyvie, the Company cannot amend certain terms of the rights offering, including the aggregate and per share offering price, the number of shares offered and the non-transferability of the rights.  The Backstop Agreement terminates automatically if (i) the registration statement for the rights offering has not been declared effective by the SEC by 5:30 p.m. ET on January 1, 2007, or (ii) even if the registration statement has been declared effective, the rights offering has not expired by 11:59 p.m. on March 31, 2007.

Cash Flows

Net cash provided by continuing operations was $832,000 for the three month period ended September 30, 2006, compared to $1.1 million for the three month period ended September 30, 2005. The Company had a net loss of $445,000 offset by non-cash add-backs of $1.1 million for depreciation and amortization and $139,000 for non-cash compensation.  Other adjustments and working capital charges include a decrease of $659,000 due to the increase in accounts receivable and an increase of $228,000 due to the increase in accrued expense.

Net cash (used in) provided by investing activities was ($10.9 million) for the three month period ended September 30, 2006, compared to $508,000 in the three month period ended September 30, 2005. The increase was primarily due to payments of $10.1 million related to the acquisitions of ClickTracks and Hot Banana and $749,000 used for capital equipment expenditures.

Net cash provided by financing activities was $10.3 million for the three month period ended September 30, 2006 compared to none in the three month period ended September 30, 2005.  This increase is primarily related to proceeds of a loan from LDN Stuyvie Partnership of $10.0 million, additional borrowings of $14.2 million from Comerica, offset by repayments of our revolving line of credit of $13.9 million.

Resources

The Company’s Board of Directors has authorized the filing of a registration statement with the Securities and Exchange Commission (“SEC”) to raise $20 million in a common stock rights offering at a price per share of $0.85.  LDN Stuyvie Partnership, whose General Partner is the chairman of the board of J.L. Halsey Corporation, provided $10 million to the Company pursuant to a Bridge Loan to provide funds to purchase ClickTracks.  The first $10 million raised in the rights offering will be used to repay the Bridge Loan.   LDN Stuyvie Partnership has agreed to backstop (purchase) at least $10 million of the stock offering in the rights offering.  If the Rights Offering does not happen (or certain milestones do not occur by specific dates), the Convertible Bridge Loan from LDN will automatically convert into common stock of the Company at the same price of $0.85 per share.

As noted on our Balance Sheet, the Company believes it will likely be required to pay certain earn-outs to sellers of the Lyris and EmailLabs businesses.  A payment to the sellers of EmailLabs in the amount of $1.725 million was paid on October 13, 2006.  In addition, we believe that it is likely that the Company will be required to pay in May 2007 approximately $6.3 million to the sellers of the Lyris business pursuant to the earn-out provisions.  As a result, the Company has a current account deficit and will need to raise capital in one form or another to insure payment of the earn-outs in calendar 2007.  The Company’s board has authorized the rights offering noted above to raise, in effect, an additional $10 million of equity (on top of the $10 million of equity that the Bridge Loan will convert into).  The Company may also pursue additional capital raising activities.  There can be no assurance that the Company will be able to raise the additional capital it is seeking or that terms on which such capital may be raised will be favorable to us.  Any capital raised by the Company may have rights superior to the rights of common equity and may be dilutive to existing holders of common equity.

Contingent Acquisition Consideration

The agreements to purchase Lyris and EmailLabs include the payment of contingent consideration subject to each company achieving specified revenue targets.  The Lyris acquisition includes a promissory note payable in the amount of $5.6 million bearing interest at 10% per annum, subject to Lyris achieving specified revenue targets by the second anniversary of the closing date.  The acquisition of EmailLabs includes two payments of $1.725 million each subject to EmailLabs achieving specified revenue targets by the first and second anniversary of the closing date.  The Company paid $1.725 million to the former EmailLabs’ stockholders on October 13, 2006.  Halsey believes that it is probable that the specified revenue targets will be attained and has accrued the liabilities for the second payment in the current and non-current portions of our Balance Sheet at September 30, 2006.   Additionally, $500,000 was held back from the former stockholders of EmailLabs subject to EmailLabs meeting specified working capital requirements.  This holdback and the working capital adjustment were paid in January 2006.  The former stockholders of EmailLabs also received the proceeds of tax refunds related to the period prior to the closing date.  These refunds were paid in September 2006.

Halsey believes that it is probable that these specified revenue targets will be met and has therefore recorded short-term and long-term liabilities on our Balance Sheet at September 30, 2006.

Legal Claims

The Company is currently defending one lawsuit, referred to as NovaCare v. Stratford Inc. (See Note 11 to the Condensed Consolidated Financial Statements). Management is vigorously defending this suit and believes the Company should prevail in this case. The Company has accrued for some of the potential costs of litigating this case, but the Company has not, and will not, accrue for the payments that could result from an adverse ruling, judgment or a settlement of this case until the Company believes that it is probable that such a payment will be made.

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

Off-Balance Sheet Arrangements

As a result of the acquisitions made by the Company on August 18, 2006 and in the event that certain milestones are reached over the next two years, the Company will be obligated to pay the sellers of ClickTracks an additional $3,300,000 in earn-out payments. The Company will make installments totaling up to approximately $750,000 Canadian dollars (approximately $670,661 US dollars) to the sellers of Hot Banana if they achieve specified revenue and technology integration targets in the first and second year following the closing.

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

Long-Term Contractual Obligations

There have been no material changes in the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Long-Term Contractual Obligations.

Critical Accounting Policies and Estimates

In Halsey’s Form 10-K for the year ended June 30, 2006, the Company disclosed its critical accounting policies and estimates upon which Halsey’s financial statements are derived.  Other than the adoption of SFAS No. 123(R),  Share-Based Payment , (see Note 7 to the Condensed Consolidated Financial Statements) there have been no changes to these policies since June 30, 2006. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

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

More than 80% of the Company’s revenues come from the email marketing market — from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services.  The remainder of our revenue, with the acquisitions of ClickTracks and Hot Banana, comes from Web analytics and content management.  The markets for email marketing, web analytics, marketing content management and related services is relatively new and still evolving.  There is no certainty regarding how or whether these markets will develop, or whether they will experience any contractions.

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

If businesses and consumers fail to accept online direct marketing as a means to attract and retain new customers, demand for our services may not develop and the price of our stock could decline.

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

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Experian, Silverpop, Bigfoot Interactive, Exact Target, Constant Contact and InfoUSA, web analytics providers such as Omniture, Coremetrics, WebSideStory and WebTrends, web content management providers such as Interwoven and Vignette, as well as the in-house information technology departments of our existing and prospective clients. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

Future Earn-out Payments

Each of our four acquisitions we have made requires us to make additional earn-out payments to the sellers of the businesses if certain conditions are met.  Copies of the acquisition agreements have been filed with the SEC and are discussed elsewhere herein.  (See Note 7).  We believe that some of these conditions are likely to be met, and, therefore, have classified specified earn-outs on our balance sheet as short-term or long-term debt.  Our principal use of cash in the future will be the payment of earn-outs and the pay down of debt.    The Company has a current account deficit.  The Company is currently seeking to raise additional equity capital through its Rights Offering.  The Company may also seek other forms of capital.  There is no certainty that the Company will be able to raise additional equity or other capital, or the terms on which such capital may be raised will be favorable to us.  The terms of any new capital may be superior to, or dilutive to, the existing common shareholders.

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

As of September 30, 2006, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 40% of our common stock.  As a group they control and they will likely be able to continue to control our business. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.  See Note 19 on our proposed rights offering and bridge loan.

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

In June 2006, the FASB issued Interpretation No. 48, ``Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,’’ (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ``Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently assessing the impact of FIN 48 on the Company’s consolidated financial statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 under Item 7A.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effect of Recent Acquisitions

On May 12, 2005, the Company, through its wholly-owned subsidiary Commodore Resources (Nevada), Inc., completed the acquisition of all of the outstanding capital stock of Lyris Technologies, Inc.  In addition, on October 11, 2005, the Company, through Commodore, acquired Uptilt, Inc. (d/b/a “EmailLabs”) by merging a wholly-owned subsidiary of Commodore with and into EmailLabs, with EmailLabs surviving the merger and, through related transactions, ultimately becoming a wholly-owned subsidiary of Lyris.  On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California and all of the outstanding capital stock of Hot Banana, an e-marketing Web content management company based in Ontario, Canada.

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

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See Note 9  to Condensed Consolidated Financials Statements included in “Item 1. Financial Statements.”

ITEM 1A.     RISK FACTORS

See “Risk Factors” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks for approximately $8.5 million in cash and $2.8 million in common stock of the Company (2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The common stock issued as a result of this acquisition was from the Company’s shares held in treasury.  Additional payments totaling approximately $3.8 million may be made in the event ClickTracks achieves future revenue targets and working capital adjustments.  The shares of common stock were issued in reliance on the exemption from registration provided under Rule 506 of the Securities Act of 1933 (the “Securities Act”), to “accredited investors” as such term defined in Rule 501 under the Securities Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company’s stockholders held on July 27, 2006, (the “Annual Meeting”), Andrew Richard Blair and Nicolas DeSantis Cuadra were elected to serve on Halsey’s Board of Directors as Class I Directors until the Annual Meeting of the Company’s Stockholders for the fiscal year ending June 30, 2008 and until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

Andrew Richard Blair	77,735,185	0	339,964	0
Nicolas DeSantis Cuadra	77,744,602	0	330,547	0

In addition to Mr. Blair and Mr. DeSantis Cuadra, David R. Burt and William T. Comfort, III continued as directors after the Annual Meeting.

In addition to electing two Class I Directors, The Company’s stockholders also ratified the Company’s Amended and Restated 2005 Equity Based Compensation Plan and ratified the appointment of Burr, Pilger & Mayer, LLP as the independent auditors for the Company for the fiscal year ending June 30, 2006.

	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

2005 Equity-Based Compensation Plan	33,756,862	564,691	33,146	43,720,450
Appointment of auditors	77,879,256	154,804	41,089	0

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Exhibit No.	Exhibit

10.1

Promissory Note, dated August 16, 2006, in the amount of $10,000,000 from the Company to LDN Stuyvie Partnership (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006).

10.2

Backstop Agreement, dated August 16, 2006, by and between the Company and LDN Stuyvie Partnership (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006).

10.3

Agreement and Plan of Merger, dated August 16, 2006, by and among J. L. Halsey Corporation, a Delaware corporation, Commodore Resources (Nevada), Inc., a Nevada corporation, Halsey Acquisition California, Inc., a California corporation, ClickTracks Analytics, Inc., a California corporation, the shareholders listed therein, and John Marshall, in his capacity as securityholder representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006).

10.4

Share Purchase Agreement, dated August 18, 2006, by and among 1254412 Alberta ULC, an unlimited liability company formed under the laws of the Province of Alberta, J. L. Halsey Corporation, a Delaware corporation, Krista LaRiviere, Chris Adams, 1706379 Ontario Inc., a corporation formed under the laws of the Province of Ontario, and 1706380 Ontario Inc., a corporation formed under the laws of the Province of Ontario (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006).

10.5

Employment Agreement effective August 17, 2006 between the Company and Peter Biro (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006).

10.6	Second Amendment to Loan and Security Agreement, effective as of August 18, 2006, by and between Comerica Bank and Commodore Resources (Nevada), Inc., Lyris Technologies Inc. and Uptilt Inc. **

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a). **

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

**             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

By	/s/ JOSEPH LAMBERT
Joseph Lambert
Vice President and Controller
(Principal Accounting Officer)

	Date:	November 14, 2006