Form 10-Q
period 2006-12-31
JL HALSEY CORP
filed 2007-02-14
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from     to

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

Yes  ☐   No  ☒

As of February 7, 2007, J.L. Halsey Corporation had 98,287,098 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED DECEMBER 31, 2006

INDEX

Part No.	Item No.	Description

I		FINANCIAL INFORMATION

	1	Financial Statements
- Unaudited Condensed Consolidated Balance Sheets as of December 31, 2006 and June 30, 2006

- Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005

- Unaudited Condensed Consolidated Statements of Operations for the six months ended December 31, 2006 and 2005

- Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2005

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

Index to Exhibits

PART I

ITEM 1.   FINANCIAL STATEMENTS

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2006	June 30, 2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$372	$255
Accounts receivable, net of allowance of $305 at December 31, 2006 and $181 at June 30, 2006	6,149	4,661
Prepaid expenses	579	1,160
Deferred acquisition costs	—	231
Deferred income taxes	593	492
Deferred financing fees	86	97
Prepaid expenses related to discontinued operations	110	213
Total current assets	7,889	7,109
Restricted cash related to discontinued operations	450	1,675
Restricted cash	94	94
Fixed assets, net	2,357	1,675
Intangible assets, net	24,385	19,776
Goodwill	35,474	27,390
Total assets	$70,649	$57,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,231	$2,126
Revolving line of credit — short-term	2,285	—
Contingent acquisition consideration — short-term	2,371	2,207
Note payable (Note 10)	5,396	5,496
Accrued interest	911	634
Convertible note payable — related party (Note 11)	10,000	—
Accrued interest — related party	357	—
Other current liabilities	33	—
Income taxes payable	6	433
Accrued expenses remaining from discontinued operations	1,679	2,310
Deferred revenue	3,229	2,664
Total current liabilities	29,498	15,870
Revolving line of credit — long-term	9,008	9,867
Contingent acquisition consideration — long-term	—	1,725
Deferred income taxes	98	98
Other long-term liabilities	121	93
Total liabilities	38,725	27,653
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued and 86,007,968 shares outstanding at December 31, 2006 and 89,522,280 shares issued and 83,208,332 shares outstanding at June 30, 2006	895	895
Additional paid-in capital	260,693	274,064
Accumulated deficit	(208,998)	(207,929)
Treasury stock (at cost), 3,514,312 shares at December 31, 2006 and 6,313,948 shares at June 30, 2006	(20,558)	(36,964)
Cumulative translation adjustment	(108)	—
Total stockholders’ equity	31,924	30,066
Total liabilities and stockholders’ equity	$70,649	$57,719

(1)             Derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	December 31,
	2006	2005
Software and services revenues	$9,503	$6,175
Cost of revenues:
Software and services	2,527	1,293
Amortization of intangibles	599	387
Total cost of revenues	3,126	1,680
Gross profit	6,377	4,495
Operating expenses:
General and administrative expenses	3,129	1,729
Research & development	416	—
Sales & marketing	2,910	1,322
Amortization of intangibles	447	332
Income from operations	(525)	1,112
Interest income	1	39
Interest expense	(608)	(390)
Other Income	77	—
Loss on sale of assets	—	(16)
(Loss) income from continuing operations before income taxes	(1,055)	745
Income tax provision	91	154
Net (loss) income from continuing operations	(1,146)	591
Gain on disposal of discontinued operations, net of tax	522	210
Net (loss) income	$(624)	$801
(Loss) income per share from continuing operations — basic and diluted	$(0.01)	$0.01
Net (loss) income per share — basic and diluted	$(0.01)	$0.01
Weighted average number of shares outstanding — basic	86,007,968	83,126,810
Weighted average number of shares outstanding — diluted	86,007,968	85,205,229

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Six Months Ended
	December 31,
	2006	2005

Software and services revenues	$17,879	$9,702
Cost of revenues:
Software and services	4,570	2,076
Amortization of intangibles	1,103	592
Total cost of revenues	5,673	2,668
Gross profit	12,206	7,034
Operating expenses:
General and administrative expenses	5,865	3,074
Research & development	1,002	—
Sales & marketing	4,925	1,698
Amortization of intangibles	846	519
Income from operations	(432)	1,743
Interest income	15	68
Interest expense	(1,062)	(531)
Other income	77	—
Loss on sale of assets	—	(16)
(Loss) income from continuing operations before income taxes	(1,402)	1,264
Income tax provision	153	277
Net (loss) income from continuing operations	(1,555)	987
Gain on disposal of discontinued operations, net of tax	486	340
Net (loss) income	$(1,069)	$1,327
(Loss) income per share from continuing operations — basic and diluted	$(0.02)	$0.01
Net (loss) income per share — basic and diluted	$(0.01)	$0.02
Weighted average number of shares outstanding — basic	85,277,628	83,046,603
Weighted average number of shares outstanding —diluted	85,277,628	85,072,058

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,069)	$1,327
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(486)	(340)
Stock-based compensation expense	283	155
Depreciation and amortization	2,320	1,271
Provision for bad debt	315	100
Deferred income tax benefit	(72)	(58)
Loss on sale of assets	—	16
Changes in assets and liabilities:
Accounts receivable	(1,396)	(887)
Prepaid expenses	630	(64)
Accounts payable and accrued expenses	(70)	(161)
Accrued interest	633	282
Deferred revenue	215	443
Income taxes payable	(400)	14
Net cash flows provided by continuing operations	903	2,098
Net cash flows provided by (used in) discontinued operations	220	(373)
Net cash flows provided by operating activities	1,123	1,725
Cash flows from investing activities:
Continuing operations:
Reduction of note payable	(100)	—
Deferred financing fees	—	(112)
Additions to property and equipment	(994)	(371)
Payments for businesses acquired, net of cash acquired	(12,336)	(16,773)
Discontinued operations:
Release of restricted cash	964	600
Net cash flows used in investing activities	(12,466)	(16,656)
Cash flows from financing activities:
Proceeds from sale of treasury stock	—	75
Proceeds from debt and credit arrangements	19,358	17,852
Proceeds from convertible debt from related party	10,000	—
Payment of debt and credit arrangements	(17,933)	(4,749)
Net cash flows provided by financing activities	11,425	13,178
Net increase (decrease) in cash and cash equivalents	82	(1,753)
Effect of exchange rates on cash and cash equivalents	35	—
Cash and cash equivalents, beginning of period	255	3,102
Cash and cash equivalents, end of period	$372	$1,349

Supplemental cash flow information:
Cash paid for interest	$347	$151
Cash paid for taxes	$215	$321

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

1.   Description of Business

J.L. Halsey Corporation (“Halsey” or the “Company”), through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks Analytics, Inc. (“ClickTracks”), and Hot Banana Software, Inc. (“Hot Banana”) is a leading marketing technology and services firm.  The Company’s email marketing software and services provide clients with solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.  Through ClickTracks and Hot Banana, the Company also offers website analytics software and services, and website content management software and services.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on May 12, 2007,  with interest accruing at 10% per annum.  The specified revenue targets stated in the promissory note have been attained.  As a result, we have recorded the note payable as a current liability on our Balance Sheet as of December 31, 2006.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing and technology company based in Menlo Park, California, for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  Of this purchase price, $19.5 million was paid in cash at closing, of which $2.3 million was funded by EmailLabs’ available cash and the remainder of the purchase price was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank (See Note 18.  Revolving Line of Credit).  Of the purchase price, $500,000 was held back pursuant to minimum working capital requirements.  This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006.  The EmailLabs purchase agreement also includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The Company paid the first $1.725 million installment to the former EmailLabs’ stockholders on October 13, 2006.  Halsey believes that it is probable that the specified revenue targets will be attained and has accrued the liabilities for the second installment in the current portion of our Balance Sheet at December 31, 2006.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  These refunds were paid in September 2006.    With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California, for approximately $8.5 million in cash, $2.8 million in common stock of the Company  (2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The common stock issued as a result of this acquisition was from the Company’s shares held in treasury. In December 2006 the company paid approximately $141,000 to the former owners of ClickTracks for the final working capital adjustment.  Additional payments totaling approximately $3.3 million may be made in the event ClickTracks achieves future revenue targets.  Halsey does not believe it is probable that ClickTracks will achieve the specified targets and accordingly has not recorded a liability as of December 31, 2006.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of Hot Banana, an e-marketing Web content management company based in Ontario, Canada, for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.  Halsey believes it is probable that Hot Banana’s performance will result in contingent payments for working capital adjustments and technology integration targets to the sellers of Hot Banana and, as a result, the Company has accrued $646,250 as of December 31, 2006.  Halsey does not believe it is probable that Hot Banana will achieve the specified revenue targets and accordingly we have not booked a liability as of December 31, 2006.

Halsey is the successor to NovaCare, which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on NovaCare and its competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of NovaCare’s operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics and prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  The Company’s former employee services segment was disposed of through NovaCare’s sale of its interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of its businesses, the Company repaid all of its bank debt in the summer of 1999, and in January of 2000, the Company retired its publicly-traded subordinated debt.

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

2.              Basis of Presentation

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

Foreign currency translation

Hot Banana uses the Canadian Dollar as its functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period. On consolidation, the results of operations and cash flows whose functional currency is other than the US dollar are translated into US dollars using an average exchange rate on a monthly basis and their assets and liabilities are translated into US dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

Uses of estimates in preparation of financial statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include allowances for doubtful accounts, sales and other allowances, and a valuation allowance for net deferred tax assets.  Actual results could differ from these estimates.

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

5.   Acquisition of ClickTracks

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

Description	August 18, 2006
(in thousands)
Assets:
Cash	$56
Trade receivables	269
Other current assets	55
Property and equipment	37
Goodwill	5,891
Trademarks and intangible assets	5,900
Total assets acquired	12,208
Liabilities:
Accounts payable and accrued expenses	225
Deferred revenue	231
Other liabilities	47
Total liabilities	503
Net assets acquired	$11,705

Represented by:
Cash paid at closing	$8,474
Acquisition costs	337
Common stock issued from treasury	2,753
Holdback and working capital adjustment	141
$11,705

6.   Acquisition of Hot Banana

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

Description	August 18, 2006
(in thousands)
Assets:
Cash	$146
Trade receivables	137
Other current assets	14
Property and equipment	19
Goodwill	1,467
Trademarks and intangible assets	1,490
Total assets acquired	3,273
Liabilities:
Accounts payable and accrued expenses	109
Deferred revenue	118
Total liabilities	227
Net assets acquired	$3,046

Represented by:
Cash paid at closing	$1,786
Acquisition costs	614
Holdback and working capital adjustment	470
Contingent consideration	176
$3,046

7.   Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of Halsey, Clicktracks and Hot Banana for the six month period ended December 31, 2006 and the three and six month periods ended December 31, 2005 as though the companies had been combined as of July 1, 2005. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period, or that may result in the future.

(in thousands)	Six months ended December 31, 2006	Three months ended December 31, 2005	Six months ended December 31, 2005

Revenue	$18,507	$11,991	$7,306
Net (loss) income	(1,447)	163	290
(Loss) income per share	$(0.02)	$0.00	$0.00

8.   Intangible Assets

Intangible assets consist of the following:

(in thousands)	December 31, 2006	June 30, 2006

Customer relationships	$9,465	$7,373
Developed technology	11,943	8,158
	21,408	15,531
Less: accumulated amortization	(4,772)	(2,825)

	16,636	12,706
Trade names	7,749	7,070
Total intangible assets. net	$24,385	$19,776

The following table outlines the Company’s intangible assets, by acquisition, as of December 31, 2006:

(in thousands)	Gross amount	Accumulated amortization	Balance at December 31, 2006
Lyris Technologies:
Customer relationships	$4,113	$(1,213)	$2,900
Developed technology	4,078	(1,333)	2,745
Tradenames	4,720	—	4,720
Subtotal	12,911	(2,546)	10,365

EmailLabs:
Customer relationships	3,260	(797)	2,463
Developed technology	4,080	(998)	3,082
Tradenames	1,569	—	1,569
Subtotal	8,909	(1,795)	7,114

ClickTracks:
Customer relationships	1,600	(120)	1,480
Developed technology	3,100	(233)	2,867
Tradenames	1,200	—	1,200
Subtotal	5,900	(353)	5,547

Hot Banana:
Customer relationships	492	(27)	465
Developed technology	685	(51)	634
Tradenames	260	—	260
Subtotal	1,437	(78)	1,359

Grand Total	$29,157	$(4,772)	$24,385

Amortization expense for the six months ended December 31, 2006 was $1.9 million. During the six months ended December 31, 2006, $1.1 million of amortization expense was classified as cost of revenues and relates to the amortization of developed technology.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of December 31, 2006 is as follows:

(in thousands) Fiscal Year	Customer Relationships	Developed Technology	Total
2007	$895	$1,197	$2,092
2008	1,701	2,394	4,095
2009	1,693	2,394	4,087
2010	1,693	2,270	3,963
2011	1,140	984	2,124
2012 and thereafter	186	89	275
Total	$7,308	$9,328	$16,636

The roll-forward of the intangible assets is as follows:

Amount (in thousands)

Beginning balance at June 30, 2006	$19,776
ClickTracks initial preliminary intangible assets at acquisition date	5,900
Hot Banana initial preliminary intangible assets at acquisition date	1,490
Adjustment to EmailLabs intangible assets	(781)
Amortization for the six month period ended December 31, 2006	(1,949)
Foreign currency translation adjustment	(51)

Ending balance at December 31, 2006	$24,385

9.     Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired.  Hot Banana operates in Canada and uses the Canadian Dollar as its functional currency.  Consequently goodwill related to the acquisition of Hot Banana is accounted for as a Canadian Dollar functional currency asset.  Each financial period, all assets, including goodwill, and liabilities of group entities with a non US dollar functional currency are translated into US dollars, JL Halsey’s reporting currency, using the closing rate method.

The following table outlines the Company’s goodwill, by acquisition, as of December 31, 2006:

(in thousands) Description	Goodwill Amount

Lyris Technologies	$17,491
EmailLabs	10,680
ClickTracks	5,891
Hot Banana	1,412

Total	$35,474

The roll-forward of the goodwill balance is as follows:

Amount (in thousands)

Beginning balance at June 30, 2006	$27,390
ClickTracks initial preliminary goodwill at acquisition date	6,260
Hot Banana initial preliminary goodwill at acquisition date	1,455
Adjustment to EmailLabs goodwill balance	781
Adjustment to ClickTracks working capital estimate	(369)
Payment of additional Hot Banana acquisition costs	50
Adjustment to Hot Banana opening balance sheet liabilities	(38)
Foreign currency translation adjustment	(55)

Ending balance at December 31, 2006	$35,474

Impairment of long-lived assets

We assess the impairment of goodwill and indefinite life intangibles on an annual basis in the fourth quarter. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. No impairment of the Company’s long-lived assets has been recorded during the six months ended December 31, 2006.

10.         Note Payable

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

•                  The total revenue of Lyris Technologies for the twenty-one month period ended December 31, 2006 is approximately $31.1 million, which exceeds the specified revenue target of $24 million as stated in the note.

•                  The amounts due on the note are reduced by certain royalty payments that the Company is required to make.  In the quarter ended June 30, 2006 the Company reduced the note by $103,760 and in the quarter ended December 31, 2006 the Company reduced the note by $99,756 related to these payments.

The Company has accrued $911,000 of interest owed on this note as of December 31, 2006. During the three and six months ended December 31, 2006 the Company accrued $138,000 and $277,000, respectively of interest on this note and recorded this amount as interest expense in the statement of operations for the three and six months ended December 31, 2006.

11.         Convertible Bridge Loan, Rights Offering and Subsequent Events

The ClickTracks and Hot Banana acquisitions were financed primarily with a $10 million bridge loan made by our largest stockholder, LDN Stuyvie Partnership.   LDN Stuyvie is controlled by the Company’s Chairman, William T. Comfort III.  The bridge loan from LDN Stuyvie was evidenced by a promissory note bearing interest at the rate of 9.5% per annum, or 11.5% per annum in the event of default, and under its terms was to become due upon the first to occur of:

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

Because a registration statement for the rights offering was not effective on January 31, 2007, the promissory note became due and payable and , in accordance with its terms, , the Company issued to LDN Stuyvie a total of 12,279,130 shares of common stock as payment in full of the principal and accrued interest on the promissory note.   In accordance with the terms of the LDN Stuyvie Note, the common stock was valued at $0.85 per share for an aggregate price of $10,437,260, representing $10,000,000 for the principal and $437,260 for the accrued interest under the LDN Stuyvie Note.  The shares of common stock were issued in a private placement in reliance on Rule 506 under the Securities Act.

In connection with the promissory note, the Company and LDN Stuyvie entered into a Backstop Agreement, pursuant to LDN Stuyvie agreed to purchase an amount of the Company’s common stock at $0.85 per share so that, together with all shares of common stock sold by the Company in a proposed rights offering at the same price, the Company would receive at least $10 million in proceeds.   Also, pursuant to the Backstop Agreement we granted to LDN Stuyvie the exclusive right to purchase up to an additional $10 million of common stock at a price of $0.85 per share in respect of each right granted to our stockholders pursuant to the proposed rights offering which remained unexercised.

On February 5, 2007, the Company issued a press release announcing repayment of the LDN Stuyvie Note, termination of the Backstop Agreement in accordance with its terms and cancellation of the previously announced rights offering.

12.   Discontinued Operations

At December 31, 2006 and June 30, 2006, assets and liabilities from discontinued operations consisted of:

(in thousands)	December 31, 2006	June 30, 2006
Restricted cash in support of workers’ compensation liabilities	$450	$1,675
Prepaid expenses pertaining to insurance deposits	110	213
Accounts receivable remaining from discontinued operations	583	583
Allowance for doubtful accounts remaining from discontinued operations	(583)	(583)
Total assets related to discontinued operations	560	1,888

Accrued expenses remaining from discontinued operations	1,679	2,310
Total liabilities related to discontinued operations	$1,679	$2,310

At December 31, 2006, the Company believes that the probability of collecting these receivables is low  and accordingly, has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection.

The change in the restricted cash balance represents interest income of $13,000 less $889,000 of restricted cash that was returned to the company and $349,000 in premium payment for the purchase of a workers’ compensation insurance policy to cover future payments remaining on deductibles for one of the policies covering former NovaCare employees.

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

For the three months ended December 31, 2006, the Company recorded a $522,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $247,000 resulting from a tax refund and decreases of expense accruals of $275,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the six months ended December 31, 2006, the Company recorded a $486,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $247,000 resulting from a tax refund, a gain of $40,000 resulting from the collection of a cost report settlement that was previously written off by the Company and decreases of expense accruals of $199,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the three months ended December 31, 2005, the Company recorded a $210,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain resulting from a refund from a state insurance guarantee fund in the amount of $53,000 and reductions in expense accruals of $157,000 to adjust other liabilities remaining from discontinued operations.  These reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the six months ended December 31, 2006, the Company recorded a $340,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain resulting from a refund from a state insurance guarantee fund in the amount of $53,000 and reductions in expense accruals of $287,000 to adjust other liabilities remaining from discontinued operations.  These reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

13.   Stock Based Compensation

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

The Company established the J.L. Halsey Corporation Equity Based Compensation Plan (“Equity Based Compensation Plan”) on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors and consultants of the Company. Stock options granted in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of the Company’s common stock at the date of grant, and stock-based compensation expense is recognized over the employees’ requisite service period, which is generally four years. Options are generally granted with a ten-year term. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000.  At December 31, 2006, there were 799,101 shares available for grant under the Equity Based Compensation Plan.

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.  For any option grant issued, assumptions are made for risk-free rate, expected dividends, expected market price volatility, expected years until exercise, and estimated forfeiture rate.

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

No options were granted in the quarter ended December 31, 2006.

The following table summarizes stock option activity from July 1, 2006 to December 31, 2006:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
	(in thousands)
Balance, July 1, 2006	9,249		$0.42
Granted	3,181		0.95
Forfeited, Cancelled	(99)		0.62
Balance, September 30, 2006	12,331	9.06	$0.55
Granted	—		—
Forfeited, Cancelled	(172)		0.82
Balance, December 31, 2006	12,159	8.80	$0.55

Options exercisable at December 31, 2006	2,762	$ 0.38

Options exercisable at July 1, 2006	1,668	$ 0.30

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was 2,983,800 and 997,329; respectively. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on December 29, 2006, (the last trading day for the quarter period ended December 31, 2006), which would have been received by the option holders had all option holders exercised their options as of that date. During the three and six months ended December 31, 2006 no stock options were exercised.

The adoption of SFAS No. 123(R) increased compensation expense by approximately $144,000 (pre-tax) in the quarter ended December 31, 2006.  This amount is recorded in cost of revenue, general and administrative, sales and marketing and research and development expense.  There were 9,187,000 options outstanding during the quarter ended December 31, 2005.

The following table summarizes the allocation of stock-based compensation expense:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in thousands)	2006	2005	2006	2005
Cost of revenues	$17	$20	$46	$30
General and administrative	91	59	162	98
Research and development	5	—	10	—
Sales and marketing	31	23	65	27
Total stock-based compensation expense	$144	$102	$283	$155

As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was approximately $2.7 million before estimated forfeitures and will be recognized over an estimated weighted average 3.15 years.

14.   Net Income (Loss) Per Share

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

The following table sets forth the computation and reconciliation of net income (loss) per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in thousands)	2006	2005	2006	2005
(Loss) income from continuing operations	$(1,146)	$591	$(1,555)	$987
Gain on disposal of discontinued operations, net of tax	522	210	486	340
Net (loss) income	$(624)	$801	$(1,069)	$1,327

Weighted average shares outstanding:

basic	86,007,968	83,126,810	85,277,628	83,046,603

Effect of dilutive securities:

stock options	—	2,078,419	—	2,025,455

Convertible note	—	—	—	—

diluted	86,007,968	85,205,229	85,277,628	85,072,058

(Loss) income per share from continuing operations: basic and diluted	$(0.01)	$0.01	$(0.02)	$0.01

Gain per share on disposal of discontinued operations: basic and diluted	$0.01	$0.00	$0.01	$0.00

Net (loss) income per share: basic and diluted	$(0.01)	$0.01	$(0.01)	$0.02

The following potential common shares have been excluded from the computation of diluted net income per share for the three and six months ended December 31, 2006 because their inclusion would have been antidilutive:

	For the Three Months Ending December 31, 2006	For the Six Months Ending December 31, 2006
Outstanding common stock options	2,503,762	2,446,596
Convertible note and accrued interest	12,279,130	12,279,130

The exercise prices of antidilutive stock options outstanding for the three months ended December 31, 2006 were $0.71 to $0.96. Stock options are antidilutive when the inclusion of the shares would be anti-dilutive to net income per share.

15.       Comprehensive Income (Loss):

The following table shows the computation of comprehensive income (loss):

	Three months ended December 31, 2006	Three months ended December 31, 2005	Six months ended December 31, 2006	Six months ended December 31, 2005

Net (loss) income	$(624)	$801	$(1,069)	$1,327
Other comprehensive (loss) income:
Foreign currency translation adjustments	(110)	—	(108)	—
Total comprehensive (loss) income	$(734)	$801	$(1,177)	$1,327

The financial statements of Hot Banana, with a functional currency of Canadian Dollars, are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at the period’s weighted average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income (loss) in stockholders’ equity section of the balance sheet.

16.   Commitments and Contingencies

Contingent acquisition payments

The Company may be required to pay the following amounts to the former shareholders of its current subsidiaries as contingent payment per the terms of the acquisition agreements:

	Year ended June 30,
	2007	2008	2009	2010	2011	Total

Lyris Technologies, Inc.	$6,300,000	—	—	—	—	$6,300,000
Uptilt, Inc. (EmailLabs)	—	1,725,000	—	—	—	1,725,000
Clicktracks Analytics, Inc.	—	1,200,000	2,100,000	—	—	3,300,000
Hot Banana Software, Inc.	646,250	337,500	168,750	—	—	1,152,500

Total	$6,946,250	3,262,500	2,268,750	—	—	$12,477,500

The $6.3 million contingent amount for Lyris Technologies includes a $5.6 million note payable and is net of interest and certain off-sets permitted pursuant to the Agreement.  Lyris has achieved its specified revenue targets and the Company believes it is probable that EmailLabs will achieve its revenue targets therefore liabilities have been recorded in the current portion of our balance sheet at December 31, 2006. The Company does not believe that it is probable that Clicktracks will achieve the specified revenue targets and accordingly we have not recorded a liability at December 31, 2006. The Company believes that Hot Banana’s performance will result in contingent payments for working capital adjustments and technology integration targets to the sellers of Hot Banana and, as a result, the Company has accrued $646,250 as of December 31, 2006. Halsey does not believe it is probable that Hot Banana will achieve the specified revenue targets and accordingly we have not booked a liability as of December 31, 2006.

Litigation

NovaCare v. Stratford Nursing Home. The Company filed this collection lawsuit over four years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved. Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money. Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million. The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party. As of December 31, 2006, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden). The outcome of this action is not possible to predict and the Company has reserved some of the potential costs of litigating this action; however, this accrual  does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

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

Operating Lease Commitments

The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates though 2011. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2007 amount is for six months remaining  in the fiscal year):

	Year ended
(in thousands)	2007	2008	2009	2010	2011	Total
Property lease obligations	$451	$845	$577	$230	$—	$2,103

17.   Significant Customer Information and Segment Reporting

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

18.   Revolving Line of Credit

On October 11, 2005, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Comerica Bank providing a revolving line of credit to the Company.  The initial borrowings under the Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Loan and Security Agreement, interest on outstanding balances was charged at a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The original amount available to the Company was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitute an event of default.  In April, 2006, the Company entered into a First Amendment (“First Amendment”) to the Loan and Security Agreement.  The First Amendment reduced Comerica’s lending commitment to $13.5 million and reset the monthly reduction amounts on the lending commitment to $175,000 per month for the period April 30, 2006 through May 31, 2007, $250,000 per month through September 30, 2007, and $347,222 per month thereafter until the maturity date of February 28, 2010.  In addition, the First Amendment decreased the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and also revised existing financial and other covenants.

Effective as of August 18, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Comerica.  The Second Amendment also amends the Loan and Security Agreement and revises existing financial and other covenants.  At December 31, 2006, the Company was in compliance with all provisions of the agreement, including financial covenants and ratios.  The monthly reductions in commitment discussed above will reduce the amounts available under the Loan and Security agreement to $9,008,334 on December 31, 2007.  Outstanding borrowings at December 31, 2006 are $11,293,045 and therefore the Company has classified $2,284,711 (the principal amount due within the next 12 months) of the outstanding balance as a current liability.

Effective as of November 30, 2006, the Company entered into a Third Amendment to the Loan and Security Agreement (the “Third Amendment”) with Comerica. TheThird Amendment modifies the trailing three months EBITDA required to be reported monthly to Comerica. The EBITDA requirements under the Third Amendment are as follows: (i) an amount not less than $1,200,000 for the three-month period ending October 31, 2006; (ii) $1,100,000 for the three-month period ending November 30, 2006; (iii) $1,300,000 for the three-month period ending December 31, 2006; (iv) $2,000,000 for the three-month period ending January 31, 2007 through the three-month period ending February 28, 2007; and (v) $2,500,000 for each three-month period thereafter.

Although we are in compliance with our financial covenants at December 31, 2006, there can be no assurance that we will be able to meet these covenants in the future. We are currently seeking to amend these covenants in a manner to better ensure that we remain in compliance in the future and, while we believe we will be successful, there can be no assurance that we will be successful.

19.   Income Taxes

Halsey and it subsidiaries are subject to federal and state income taxes. For federal income tax purposes, 90% of the consolidated year to date income is offset by prior cumulative net operating loss (“NOL”) carryforwards. The resulting 10% of net income is taxed at the alternative minimum tax rate of 20%. For state income tax purposes, only the financial results attributed to a state are taxed at the statutory rate. The statutory rate is 8.84% in California and 9% in New York. The federal NOLs cannot be used to reduce state income taxes.  The Company’s effective tax rate has decreased in the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005, due to our tax planning strategies.

20.   Treasury Stock

During the quarter ended September 30, 2006, the Company issued 2,799,636 shares of its own common stock held in treasury in connection with the acquisition of ClickTracks valued at the 30-day trailing average of Halsey’s closing sale price. This transaction was recorded as a reduction to Treasury Stock in the equity section of the Company’s balance sheet.

21.   Recent Accounting Pronouncements

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

In July 2002, The Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  The SEC recently has extended the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007, and has extended the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports until the first annual report for a fiscal year ending on or after December 15, 2008.  The Company is a non-accelerated filer and expects to be able to comply with these filing requirements.

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

Overview

J.L. Halsey Corporation (“Halsey” or the “Company”), through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks Analytics, Inc. (“ClickTracks”), and Hot Banana Software, Inc. (“Hot Banana”) is a leading marketing technology and services firm.  The Company’s email marketing software and services provide clients with solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.  Through ClickTracks and Hot Banana, the Company also offers website analytics software and services, and website content management software and services.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on May 12, 2007,  with interest equal to 10% per annum.  The specified revenue targets stated in the promissory note have been attained.  As a result, we have recorded the note payable as a current liability on our Balance Sheet as of December 31, 2006.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing and technology company based in Menlo Park, California, for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  Of this purchase price, $19.5 million was paid in cash at closing, of which $2.3 million was funded by EmailLabs’ available cash and the remainder of the purchase price was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank.  Of the purchase price, $500,000 was held back pursuant to minimum working capital requirements.  This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006.  The EmailLabs purchase agreement also includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The Company paid $1.725 million to the former EmailLabs’ stockholders on October 13, 2006.  Halsey believes that it is probable that the specified revenue targets will be attained and has accrued the liabilities for the second payment in the current portion of our Balance Sheet at December 31, 2006.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  These refunds were paid in September 2006.    With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California, for approximately $8.5 million in cash, $2.8 million in common stock of the Company (2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The common stock issued as a result of this acquisition was from the Company’s shares held in treasury. In December 2006 the Company paid approximately $141,000 to the former owners of ClickTracks for the final working capital adjustment.  Additional payments totaling approximately $3.3 million may be made in the event ClickTracks achieves future revenue targets.  Halsey does not believe it is probable that ClickTracks will achieve the specified targets and accordingly we have not recorded a liability as of December 31, 2006.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of Hot Banana, an e-marketing Web content management company based in Ontario, Canada, for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.  Halsey believes it is probable that Hot Banana’s performance will result in working capital adjustments and technology integration targets to the sellers of Hot Banana and, as a result, the Company has accrued $646,250 as of December 31, 2006.  Halsey does not believe it is probable that ClickTracks will achieve the specified revenue targets and accordingly we have not recorded a liability as of December 31, 2006.

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

Results of Operations for the Three Months Ended December 31, 2006 and December 31, 2005

Revenue

Total revenue was $9.5 million for the three months ended December 31, 2006, compared to $6.2 million for the three months ended December 31, 2005. Lyris’ hosted revenue increased to approximately $2.2 million for the three months ended December 31, 2006 from approximately $1.6 million for the three months ended December 31, 2005, and EmailLabs’ hosted revenue increased to approximately $3.8 million for the three months ended December 31, 2006, from approximately $2.4 million for the three months ended December 31, 2005.  Additionally, the increase in revenue is due to the acquisitions of ClickTracks and Hot Banana in the first quarter of fiscal 2007.

The following is a summary of revenue for each of the Company’s subsidiaries for the three month periods ended December 31, 2006 and 2005:

	Three months ended	Three months ended
	December 31, 2006	December 31, 2005

Lyris Technologies	$4,525,855	$3,780,006
Uptilt, Inc (EmailLabs)	3,788,029	2,395,095
ClickTracks	954,991	—
Hot Banana Software	234,663	—

Total	$9,503,538	$6,175,101

Cost of revenue

Cost of revenue was $3.1 million for the three months ended December 31, 2006, compared to $1.7 million for the three months ended December 31, 2005. The increase in cost of revenue is primarily due to our acquisitions of  ClickTracks and Hot Banana. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include internet bandwidth costs associated with providing our support and hosting services and amortization of intangibles of $599,000 for the three month period ended December 31, 2006 compared to $387,000 for the three month period ended December 31, 2005.  Amortization of intangibles is related to developed technology.

General and administrative

General and administrative expenses were $3.1 million for the three months ended December 31, 2006, compared to $1.7 million for the three months ended December 31, 2005. The primary reasons for the increase of approximately $1.4 million are due to our acquisitions of  ClickTracks and Hot Banana and increases in operating expenses by the parent company. Increases at the parent company primarily consist of increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $416,000 for the three months ended December 31, 2006, compared to none for the three months ended December 31, 2005. The increase in research and development expense is due to spending on development of the Company’s next generation e-marketing technology platform.

Sales and marketing

Sales and marketing expenses were $2.9 million for the three months ended December 31, 2006, compared to $1.3 million for the three months ended December 31, 2005. The increase in sales and marketing expenses is due to our acquisitions of  ClickTracks and Hot Banana, as well as increases at Lyris.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to sales and marketing as well as advertising costs and exhibits and tradeshows related expenses.

Amortization of intangibles

Amortization of intangibles was $447,000 for the three months ended December 31, 2006, compared to $332,000 for the three months ended December 31, 2005. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of EmailLabs on October 11, 2005, and the acquisitions of ClickTracks and Hot Banana on August 18, 2006. See Note 8 to the Condensed Consolidated Financial Statements for details on intangible assets.

Provision for income taxes

During the three months ended December 31, 2006, the Company recorded an income tax provision of $91,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $100,000 and a benefit for federal income taxes of $9,000. During the three months ended December 31, 2005, the Company recorded an income tax provision of $154,000.

Net (loss) income

Net loss was $624,000 for the three months ended December 31, 2006, compared to a net income of $801,000 for the three months ended December 31, 2005. The primary reasons for the decrease of approximately $1.4 million are increases in Research and Development of $416,000 and interest expense of $218,000.

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

For the three months ended December 31, 2006, the Company recorded a $522,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $247,000 resulting from a tax refund and decreases of expense accruals of $275,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the three months ended December 31, 2005, the Company recorded a $210,000 gain on disposal of discontinued operations, relating to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain resulting from a refund from a state insurance guarantee fund in the amount of approximately $53,000 and reductions of expense accruals of approximately $157,000 to adjust other liabilities remaining from discontinued operations.  The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

Results of Operations for the Six Months Ended December 31, 2006 and December 31, 2005

Revenue

Total revenue was $17.9 million for the six months ended December 31, 2006, compared to $9.7 million for the six months ended December 31, 2005. Lyris’ hosted revenue increased to approximately $4.4 million for the three months ended December 31, 2006 from approximately $3.0 million for the three months ended December 31, 2005.  Additionally, the increase in revenue is due to the acquisition of EmailLabs approximately one-half of the way into the quarter ended December 31, 2005, and the acquisitions of ClickTracks and Hot Banana in the first quarter of fiscal 2007.

The following is a summary of revenue for each of the Company’s operating subsidiaries for the six month periods ended December 31, 2006 and 2005:

	Six months ended	Six months ended
	December 31, 2006	December 31, 2005

Lyris Technologies	$8,839,115	$7,306,727
Uptilt, Inc (EmailLabs)	7,194,801	2,395,095
ClickTracks	1,457,806	—
Hot Banana Software	387,598	—

Total	$17,879,320	$9,701,822

Cost of revenue

Cost of revenue was $5.7 million for the six months ended December 31, 2006, compared to $2.7 million for the six months ended December 31, 2005. The increase in cost of revenue is due to our acquisitions of EmailLabs, ClickTracks and Hot Banana. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include internet bandwidth costs associated with providing our support and hosting services and amortization of intangibles of $1.1 million for the six month period ended December 31, 2006 compared to $592,000 for the six month period ended December 31, 2005.  Amortization of intangibles is related to developed technology.

General and administrative

General and administrative expenses were $5.9 million for the six months ended December 31, 2006, compared to $3.1 million for the six months ended December 31, 2005. The primary reasons for the increase of approximately $2.8 million are due to our acquisitions of EmailLabs, ClickTracks and Hot Banana and increases in operating expenses by the parent company. Increases at the parent company primarily consist of increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $1.0 million for the six months ended December 31, 2006, compared to none for the six months ended December 31, 2005. The increase in research and development expense is due to spending on development of the Company’s next generation e-marketing technology platform.

Sales and marketing

Sales and marketing expenses were $4.9 million for the six months ended December 31, 2006, compared to $1.7 million for the six months ended December 31, 2005. The increase in sales and marketing expenses is due to our acquisitions of EmailLabs, ClickTracks and Hot Banana, as well as increases at Lyris.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing as well as advertising costs and exhibits and tradeshows related expenses.

Amortization of intangibles

Amortization of intangibles was $846,000 for the six months ended December 31, 2006, compared to $519,000 for the six months ended December 31, 2005. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of EmailLabs on October 11, 2005 and the acquisitions of ClickTracks and Hot Banana on August 18, 2006. See Note 8 to the Condensed Consolidated Financial Statements for details on intangible assets.

Provision for income taxes

During the six months ended December 31, 2006, the Company recorded an income tax provision of $153,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $147,000 and a provision for federal income taxes of $6,000. During the six months ended December 31, 2005, the Company recorded an income tax provision of $277,000.

Net (loss) income

Net loss was $1.1 million for the six months ended December 31, 2006, compared to a net income of $1.3 million for the six months ended December 31, 2005. The primary reasons for the decrease of approximately $2.4 million are increases in Research and Development of $1.0 million and interest expense of $531,000.

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

The $486,000 gain on disposal of discontinued operations, net of taxes, recorded for the six months ended December 31, 2006, relates to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $247,000 resulting from a tax refund, a gain of $40,000 resulting from the collection of a cost report settlement that was previously written off by the Company and decreases of expense accruals of $199,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $340,000 gain on disposal of discontinued operations recorded during the six months ending December 31, 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain resulting from a refund from a state insurance guarantee fund in the amount of approximately $53,000 and reductions of expense accruals of approximately $287,000 to adjust other liabilities remaining from discontinued operations.  The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

Liquidity and Capital Resources

As of December 31, 2006, our principal sources of liquidity included cash and cash equivalents, operating cash flow from our operating subsidiaries, our financing agreement with Comerica Bank, and our Convertible Bridge Loan.  At December 31, 2006, cash and cash equivalents totaled $372,000 compared to $255,000 at June 30, 2006.

Loan and Security Agreement

On October 11, 2005, the Company entered into a Loan and Security Agreement with Comerica Bank, (the “Loan and Security Agreement”), providing a revolving line of credit to the Company.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Loan and Security Agreement, interest on outstanding balances was charged at a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%. The original amount available to the Company was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitute an event of default.  Effective as of April 25, 2006, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with Comerica Bank (“Comerica”).  The Amendment amended the Loan and Security Agreement to reduce Comerica’s lending commitment to $13.5 million and reset the monthly reduction amounts on the lending commitment to $175,000 per month beginning April 30, 2006 through May 31, 2007, $250,000 per month through September 30, 2007, and $347,000 per month thereafter until the maturity date of February 28, 2010.  In addition, the Amendment decreased the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and revised existing financial and other covenants.

Effective as of August 18, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Comerica.  The Second Amendment also amends the Loan and Security Agreement and revises existing financial and other covenants.  At December 31, 2006, the Company was in compliance with all provisions of the agreement, including financial covenants and ratios.  The monthly reductions in commitment discussed above will reduce the amounts available under the Loan and Security agreement to $9,008,334 on December 31, 2007.  Outstanding borrowings at December 31, 2006 are $11,293,045 and therefore the Company has classified $2,284,711 of the outstanding balance as a current liability.

Effective as of November 30, 2006, the Company entered into a Third Amendment to the Loan and Security Agreement (the “Third Amendment”) with Comerica. The Third Amendment modifies the trailing three months EBITDA required to be reported monthly to Comerica. The EBITDA requirements under the Third Amendment are as follows: (i) an amount not less than $1,200,000 for the three-month period ending October 31, 2006; (ii) $1,100,000 for the three-month period ending November 30, 2006; (iii) $1,300,000 for the three-month period ending December 31, 2006; (iv) $2,000,000 for the three-month period ending January 31, 2007 through the three-month period ending February 28, 2007; and (v) $2,500,000 for each three-month period thereafter.

Although we are in compliance with our financial covenants at December 31, 2006, there can be no assurance that we will be able to meet these covenants in the future. We are currently seeking to amend these covenants in a manner to better ensure that we remain in compliance in the future and, while we believe we will be successful, there can be no assurance that we will be successful.

The Loan and Security Agreement allows the Company to repay the amounts borrowed from time to time and reborrow them, in an amount that reduces on a monthly basis.  The maximum amount available to be borrowed by the Company at the end of each fiscal year is as follows:

Year ended June 30,	Line of credit balance available for borrowings:
(thousands)
2007	$10,800
2008	$6,925
2009	$2,758

Related Party Convertible Bridge Loan

The ClickTracks and Hot Banana acquisitions were financed primarily with a $10 million bridge loan made by our largest stockholder, LDN Stuyvie Partnership.   LDN Stuyvie is controlled by the Company’s Chairman, William T. Comfort III.  The bridge loan from LDN Stuyvie was evidenced by a promissory note bearing interest at the rate of 9.5% per annum, or 11.5% per annum in the event of default, and under its terms was to become due upon the first to occur of:

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

Because a registration statement for the rights offering was not effective on January 31, 2007, the promissory note became due and payable and , in accordance with its terms, , the Company issued to LDN Stuyvie a total of 12,279,130 shares of common stock as payment in full of the principal and accrued interest on the promissory note.   In accordance with the terms of the LDN Stuyvie Note, the common stock was valued at $0.85 per share for an aggregate price of $10,437,260.27, representing $10,000,000 for the principal and $437,260.27 for the accrued interest under the LDN Stuyvie Note.  The shares of common stock were issued in a private placement in reliance on Rule 506 under the Securities Act.

In connection with the promissory note, the Company and LDN Stuyvie entered into a Backstop Agreement, pursuant to LDN Stuyvie agreed to purchase an amount of the Company’s common stock at $0.85 per share so that, together with all shares of common stock sold by the Company in a proposed rights offering at the same price, the Company would receive at least $10 million in proceeds.   Also, pursuant to the Backstop Agreement we granted to LDN Stuyvie the exclusive right to purchase up to an additional $10 million of common stock at a price of $0.85 per share in respect of each right granted to our stockholders pursuant to the proposed rights offering which remained unexercised.

On February 5, 2007, the Company issued a press release announcing repayment of the LDN Stuyvie Note, termination of the Backstop Agreement in accordance with its terms and cancellation of the previously announced rights offering.

Cash Flows

Net cash provided by operating activities was $1.1 million for the six month period ended December 31, 2006, compared to $1.7 million for the six month period ended December 31, 2005. The Company had a net loss of $1.1 million offset by non-cash add-backs of $2.3 million for depreciation and amortization and $283,000 for non-cash compensation.  Other adjustments and working capital charges include a decrease of $1.4 million due to the increase in accounts receivable, a increase of $630,000 due to the decrease in prepaid expenses, an increase of $633,000 due to the increase in accrued interest and a decrease of $70,000 due to the decrease in accrued expense.

Net cash used in investing activities was $12.5 million for the six month period ended December 31, 2006, compared to $16.7 million in the six month period ended December 31, 2005. The decrease was primarily due to payments of $12.3 million related to the acquisitions of ClickTracks and Hot Banana compared to payments in 2005 of $16.8 million for the acquisition of EmailLabs.

Net cash provided by financing activities was $11.4 million for the six month period ended December 31, 2006 compared to $13.2 million in the six month period ended December 31, 2005.  This decrease is primarily related to an increase in repayments of our revolving line of credit of $13.2 million offset by proceeds of a loan from LDN Stuyvie Partnership of $10.0 million and an increase in borrowings of $1.5 million from Comerica.

Resources

As noted on our balance sheet, the Company believes it will likely be required to pay certain earn-outs to sellers of the Lyris and EmailLabs businesses.  A payment to the sellers of EmailLabs in the amount of $1.725 million was paid on October 13, 2006.  In addition, we believe that it is likely that the Company will be required to pay in May 2007 approximately $6.3 million to the sellers of the Lyris business pursuant to the earn-out provisions of the acquisition agreement.  The Company has a current account deficit and will need to raise additional capital to insure payment of the earn-outs in calendar 2007.  There can be no assurance that the Company will be able to raise the additional capital it is seeking or that the terms on which such capital may be raised will be favorable to the Company.  Any capital raised by the Company may have rights superior to the rights of common equity and may be dilutive to existing holders of common equity.

Contingent Acquisition Consideration

The agreements to purchase Lyris and EmailLabs include provisions for the payment of contingent consideration subject to each business achieving specified revenue targets.  The Lyris acquisition includes a promissory note payable in the amount of $5.6 million bearing interest at 10% per annum, subject to Lyris achieving specified revenue targets by the second anniversary of the closing date.

The acquisition of EmailLabs includes two payments of $1.725 million each subject to EmailLabs achieving specified revenue targets by the first and second anniversary of the closing date.  The Company paid $1.725 million to the former EmailLabs’ stockholders on October 13, 2006.  Halsey believes that it is probable that the specified revenue targets will be attained and has accrued the liabilities for the second payment in the current portion of our Balance Sheet at December 31, 2006.   Additionally, $500,000 was held back from the former stockholders of EmailLabs subject to EmailLabs meeting specified working capital requirements.  This holdback and the working capital adjustment were paid in January 2006.  The former stockholders of EmailLabs also received the proceeds of tax refunds related to the period prior to the closing date.  These refunds were paid in September 2006.

The acquisition of Clicktracks includes additional payments totaling approximately $3.3 million that may be made in the event ClickTracks achieves future revenue targets.

The acquisition of Hot Banana includes additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.

Lyris has achieved its specified revenue targets and the Company believes it is probable that EmailLabs will achieve its revenue targets therefore liabilities have been recorded in the current portion of our balance sheet at December 31, 2006. The Company does not believe that it is probable that Clicktracks will achieve the specified revenue targets and accordingly we have not recorded a liability at December 31, 2006. The Company believes that is probable that Hot Banana will earn a portion of its contingent payments and as a result we have accrued $646,250 as of December 31, 2006.

Legal Claims

The Company is currently defending one lawsuit, referred to as NovaCare v. Stratford Inc. (See Note 16 to the Condensed Consolidated Financial Statements). Management is vigorously defending this suit and believes the Company should prevail in this case. The Company has accrued for some of the potential costs of litigating this case, but the Company has not, and will not, accrue for the payments that could result from an adverse ruling, judgment or a settlement of this case until the Company believes that it is probable that such a payment will be made.

In July 2004, the Company received notification that a former customer had filed for Bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The creditors committee for the bankruptcy of the former customer dismissed the proceedings in December, 2006.

Off-Balance Sheet Arrangements

As a result of the acquisitions of ClickTracks and Hot Banana, and in the event that certain milestones are reached over the next two years, the Company will be obligated to pay the sellers of ClickTracks an additional $3,300,000 in earn-out payments. The Company will make installments totaling up to approximately $1,250,000 Canadian dollars (approximately $1,117,768 US dollars) to the sellers of Hot Banana if they achieve specified revenue and technology integration targets in the first and second year following the closing. The Company does not believe that it is probable that Clicktracks will achieve the specified revenue targets and accordingly we have not recorded a liability at December 31, 2006. The Company believes that is probable that Hot Banana will earn a portion of its contingent payments and as a result we have accrued $646,250 as of December 31, 2006.

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

More than 80% of our revenue for the three- and six month periods ended December 31, 2006, come from the email marketing market — from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services.  The remainder of our revenue, with the acquisitions of ClickTracks and Hot Banana, comes from Web analytics and content management.  The markets for email marketing, web analytics, marketing content management and related services is relatively new and still evolving.  There is no certainty regarding how or whether these markets will develop, or whether they will experience any contractions.

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

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, reduced gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Experian, Silverpop, Bigfoot Interactive, Exact Target, Constant Contact and InfoUSA, web analytics providers such as Omniture, Coremetrics, WebSideStory and WebTrends, and Urchin (acquired by Google), web content management providers such as Interwoven and Vignette, as well as the in-house information technology departments of our existing and prospective clients. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

Many of these potential competitors have broad distribution channels and may bundle complementary products or services. Such bundled products include, but are not limited to, web analytics, data mining, customer relationship management (CRM) systems and professional services.  If we are not able to bundle complementary services or continue to expand our distribution capabilities, our results may suffer.

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

A rapid expansion of our network and systems could cause our network or systems to fail or cause our network to lose data.

In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. We may suddenly require additional bandwidth for which we have not adequately planned. We may secure an extremely large customer, group of customers, or experience demands for growth by an existing customer or set of customers that would require significant system resources. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate such capacity constraints. In addition, we may lose valuable data or our network may temporarily shut down if we fail to expand our network to meet future requirements. Any disruption in our network processing or loss of data may damage our reputation and result in the loss of customers.

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

From time to time we may be named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. Existing lawsuits against others in this industry, as well as any future assertions or prosecutions of claims like these, could require us to expend significant financial and managerial resources. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements.

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

We have acquired all of our operating businesses since May 2005, and we  may continue to expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

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

To continue to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require in order to join us. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Changes in web browsers may also encourage users to block cookies. Microsoft, for example, frequently modifies its Internet Explorer web browser. Some modifications by Microsoft could substantially impair our ability to use cookies for data collection purposes. If that happens and we are unable to adapt our technology and practices adequately in response to changes in Microsoft’s technology, then the value of our services will be substantially impaired. Additionally, other technologies could be developed that impede the operation of our services. These developments could prevent us from providing our services to our customers or reduce the value of our services.

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

We expect our acquisitions to result in additional net revenues for us.  Achieving the benefits of these acquisitions will depend in part on our demonstration to customers that the acquisitions will not result in adverse changes in client service standards.

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

Our operating subsidiaries are relatively young companies with no long-term history of developing their internal management and administration processes.  If they cannot continue to develop these internal processes, the Company’s long-term results may suffer.

We will need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing.   In addition, under the terms of the agreements governing our four acquisitions, we are required us to make additional earn-out payments to the sellers of the businesses if certain conditions are met.  We believe that some of these conditions are likely to be met, and, therefore, have classified specified earn-outs on our balance sheet as short-term or long-term debt.  Our cash on hand, cash flow and borrowing capacity under our credit facility currently are insufficient to pay these earn outs.  The Company has a current account deficit.  There is no certainty that the Company will be able to raise additional equity or other capital, or the terms on which such capital may be raised will be favorable to us.  The terms of any new capital may be superior to, or dilutive to, the existing common shareholders.

Restrictions in the agreements with our lenders may inhibit our ability to grow.

We borrowed money to purchase EmailLabs, ClickTracks, and Hot Banana.  Our agreement with Comerica, N.A., our senior lender, places certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA ratios, and our ability to buy additional businesses, among other restrictions.

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

As of February 1, 2007, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 47% of our common stock.  As a group they control and they will likely be able to continue to control our business. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

The shares of common stock issued by the Company in the merger with its former parent company, NAHC, Inc., are subject to transfer restrictions that, in general, prevent any individual stockholder or group of stockholders from acquiring in excess of 5% of the outstanding common stock of the Company. The types of acquisition transactions that the Company may undertake therefore will be limited unless the board of directors waives the transfer restrictions. The transfer restrictions also may make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of the Company’s outstanding shares of common stock, unless that stockholder held more than 5% of our common stock before the merger or the Company’s board of directors specifically authorizes the acquisition of more than 5% of our common stock.

We may not be able to realize the benefits of our NOL carryforwards.

Our ability to use our potential tax benefits in future years will depend upon the amount of our otherwise taxable income. If the Company generates insufficient taxable income in future years, the NOLs will not be needed or used and therefore will provide no benefit to the Company. If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

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

In July 2002, The Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The act requires accelerated filers to report on the company’s internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  The SEC recently has extended the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007, and has extended the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports until the first annual report for a fiscal year ending on or after December 15, 2008.  The Company is a non-accelerated filer and expects to be able to comply with these filing requirements.

 ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

One of the Company’s subsidiaries, Hot Banana Inc., has its operations in Canada and has a functional currency of Canadian Dollars.Each financial period, all assets, including goodwill, and liabilities of Hot Banana are translated into US dollars, Halsey’s reporting currency, using the closing rate method.

There are principally two types of foreign exchange risk: transaction risks and translation risks. Transaction risks may impact the results of operations and translation risks may impact comprehensive income. These are discussed more fully below.

Transaction risks

Transactions in currencies other than the functional currency are translated at either an exchange rate used for the month in which the transaction took place (to approximate to the exchange rate at the date of transactions for that month) or in some cases the rate in effect at the date of the transaction.  Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as foreign exchange transaction gains and losses.

Hot Banana’s cash balances consist of Canadian Dollars and US Dollars. This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  At December 31 2006, Hot Banana held approximately $90,000 in U.S Dollars in a cash account and remains exposed to changes in the foreign currency rate. As of December 31, 2006, a 10% increase or decrease in the level of the US Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $9,000.

Translation risks

The financial statements of Hot Banana with a functional currency of Canadian dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at monthly weighted average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive loss in stockholders’ equity.

The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of comprehensive loss in stockholders’ equity of $108,000 at December 31, 2006. Future changes in the value of the US dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the of the period covered by this quarterly report on Form 10-Q, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, Mr. Burt has concluded, subject to the limitations noted below, that, as of the end of the period covered by this quarterly report on Form 10-Q:

(a)                                       our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)                                      our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive and acting Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

J. L. HALSEY CORPORATION AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
See Note 16 to Condensed Consolidated Financials Statements included in “Item 1. Financial Statements.”

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

10.1

Third Amendment to Loan and Security Agreement, effective as of November 30, 2006, by and among Comerica Bank, Commodore Resources (Nevada), Inc., Lyris Technologies, Inc., Uptilt, Inc., MCC Nevada, Inc. and ClickTracks Analytics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2006).

10.2

First Amendment to Backstop Agreement, dated as of December 5, 2006, by and between the J.L. Halsey Corporation and LDN Stuyvie Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2006).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a–14(a). **

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a–14(a). **

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

**             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

By:	/s/ LUIS A. RIVERA
Luis A. Rivera
Interim Chief Executive Officer

By:	/s/ JOSEPH LAMBERT
Joseph Lambert
Chief Financial Officer

	Date:	February 14, 2007