Form 10-Q
period 2007-03-31
JL HALSEY CORP
filed 2007-05-15
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

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

Yes  ☐   No  ☒

As of May 7, 2007, J.L. Halsey Corporation had 98,332,048 shares of common stock, $.01 par value, outstanding.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED MARCH 31, 2007

INDEX

Part No.	Item No.	Description
I		FINANCIAL STATEMENTS

	1	Financial Statements

- Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and June 30, 2006

- Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006

- Unaudited Condensed Consolidated Statements of Operations for the nine months ended March 31, 2007 and 2006

- Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006

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

Index to Exhibits

PART I

ITEM 1.  FINANCIAL STATEMENTS

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2007	June 30, 2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$346	$255
Accounts receivable, net of allowance of $280 at March 31, 2007 and $181 at June 30, 2006	6,624	4,661
Prepaid expenses	587	1,160
Deferred acquisition costs	—	231
Deferred income taxes	651	492
Deferred financing fees	80	97
Prepaid expenses related to discontinued operations	110	213
Total current assets	8,398	7,109
Restricted cash related to discontinued operations	450	1,675
Restricted cash	95	94
Fixed assets, net	2,298	1,675
Intangible assets, net	23,353	19,776
Goodwill	35,841	27,390
Total assets	$70,435	$57,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,898	$2,126
Contingent acquisition consideration — short-term	2,445	2,207
Note payable — short-term (Note 10)	941	5,496
Accrued interest	1,044	634
Other current liabilities	41	—
Income taxes payable	245	433
Accrued expenses remaining from discontinued operations	1,538	2,310
Deferred revenue	3,633	2,664
Total current liabilities	12,785	15,870
Revolving line of credit — long-term	9,712	9,867
Note payable (Note 10)	4,360	—
Contingent acquisition consideration — long-term	163	1,725
Deferred income taxes	98	98
Other long-term liabilities	134	93
Total liabilities	27,252	27,653
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 98,325,848 shares issued and outstanding at March 31, 2007 and 89,522,280 shares issued and 83,208,332 shares outstanding at June 30, 2006	983	895
Additional paid-in capital	250,632	274,064
Accumulated deficit	(208,360)	(207,929)
Treasury stock (at cost), 0 shares at March 31, 2007 and 6,313,948 shares at June 30, 2006	—	(36,964)
Cumulative translation adjustment	(72)	—
Total stockholders’ equity	43,183	30,066
Total liabilities and stockholders’ equity	$70,435	$57,719

(1)               Derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Software and services revenues	$10,348	$6,995
Cost of revenues:
Software and services	2,626	1,402
Amortization of intangibles	598	409
Total cost of revenues	3,224	1,811
Gross profit	7,124	5,184
Operating expenses:
General and administrative expenses	2,587	1,880
Research & development	246	—
Sales & marketing	2,768	1,572
Amortization of intangibles	447	349
Income from operations	1,076	1,383
Interest income	1	17
Interest expense	(432)	(387)
Other Income	95	—
Income from continuing operations before income taxes	740	1,013
Income tax provision	174	246
Income from continuing operations	566	767
Gain on disposal of discontinued operations, net of tax	73	108
Net income	$639	$875
Income per share from continuing operations — basic and diluted	$0.01	$0.01
Net income per share — basic and diluted	$0.01	$0.01
Weighted average number of shares outstanding — basic	94,071,162	83,208,332
Weighted average number of shares outstanding — diluted	96,141,115	84,525,121

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Nine Months Ended
	March 31,
	2007	2006

Software and services revenues	$28,228	$16,697
Cost of revenues:
Software and services	7,196	3,478
Amortization of intangibles	1,701	1,001
Total cost of revenues	8,897	4,479
Gross profit	19,331	12,218
Operating expenses:
General and administrative expenses	8,452	4,954
Research & development	1,248	—
Sales & marketing	7,693	3,270
Amortization of intangibles	1,293	868
Income from operations	645	3,126
Interest income	16	85
Interest expense	(1,494)	(918)
Other income	171	—
Loss on sale of assets	—	(16)
(Loss) income from continuing operations before income taxes	(662)	2,277
Income tax provision	328	523
(Loss) income from continuing operations	(990)	1,754
Gain on disposal of discontinued operations, net of tax	560	448
Net (loss) income	$(430)	$2,202
(Loss) income per share from continuing operations — basic and diluted	$(0.01)	$0.02
Net (loss) income per share — basic and diluted	$(0.00)	$0.03
Weighted average number of shares outstanding — basic	88,166,015	83,099,726
Weighted average number of shares outstanding —diluted	88,166,015	84,285,632

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(430)	$2,202
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(560)	(448)
Stock-based compensation expense	511	247
Depreciation and amortization	3,575	2,150
Provision for bad debt	499	158
Deferred income tax benefit	(129)	(90)
Loss on sale of assets	—	16
Changes in assets and liabilities:
Accounts receivable	(2,055)	(1,338)
Prepaid expenses	522	(244)
Accounts payable and accrued expenses	(181)	(29)
Accrued interest	847	420
Deferred revenue	620	806
Income taxes payable	(183)	187
Net cash flows provided by continuing operations	3,036	4,037
Net cash flows provided by (used in) discontinued operations	152	(404)
Net cash flows provided by operating activities	3,188	3,633
Cash flows from investing activities:
Continuing operations:
Reduction of note payable	(195)	—
Deferred financing fees	—	(112)
Additions to property and equipment	(1,148)	(680)
Payments for businesses acquired, net of cash acquired	(12,631)	(17,449)
Discontinued operations:
Release of restricted cash	964	600
Net cash flows used in investing activities	(13,010)	(17,641)
Cash flows from financing activities:
Proceeds from sale of treasury stock	23	75
Proceeds from debt and credit arrangements	22,736	19,696
Proceeds from convertible debt from related party	10,000	—
Payment of debt and credit arrangements	(22,891)	(8,568)
Net cash flows provided by financing activities	9,868	11,203
Net increase (decrease) in cash and cash equivalents	46	(2,805)
Effect of exchange rates on cash and cash equivalents	45	—
Cash and cash equivalents, beginning of period	255	3,102
Cash and cash equivalents, end of period	$346	$297

Supplemental cash flow information:
Cash paid for interest	$577	$495
Cash paid for taxes	$629	$475

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.   Description of Business

J.L. Halsey Corporation (“Halsey” or the “Company”), through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks Analytics, Inc. (“ClickTracks”), and Hot Banana Software, Inc. (“Hot Banana”) is a leading digital marketing technology and services firm.  The Company’s email marketing software and services provide clients with solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.  Through ClickTracks and Hot Banana, the Company also offers website analytics software and services, and website content management software and services.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on May 12, 2007, with interest accruing at 10% per annum.  The specified revenue targets stated in the promissory note have been attained.  On March 31, 2007, this note was amended to extend the maturity date to November 12, 2008.  In addition, the amendment provided for the following payments (constituting both principal and interest): (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; and (c) $4,687,666 due November 12, 2008.  We have recorded the note payable, as amended, in the current and long-term portions of our Balance Sheet as of March 31, 2007.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing and technology company based in Menlo Park, California, for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  $19.5 million of this purchase price was paid in cash at closing with $2.3 million funded by EmailLabs’ available cash and the remainder funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank (See Note 18. Revolving Line of Credit) and $500,000 of this purchase price was held back pursuant to minimum working capital requirements.  This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006.  The EmailLabs purchase agreement also includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The Company paid the first $1.725 million installment to the former EmailLabs’ stockholders on October 13, 2006.  EmailLabs has achieved all revenue targets and, as a result, we have accrued the liability for the second installment in the current portion of our Balance Sheet at March 31, 2007.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  These refunds were paid in September 2006.    With the acquisitions of Lyris and EmailLabs, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California, for approximately $8.5 million in cash, $2.8 million in common stock of the Company  (2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The common stock issued as a result of this acquisition was from the Company’s shares held in treasury. In December 2006 the Company paid approximately $141,000 to the former owners of ClickTracks for the final working capital adjustment.  Additional payments totaling approximately $4.0 million may be made in the event ClickTracks achieves future revenue targets.  Halsey does not believe it is probable that ClickTracks will achieve the specified targets and accordingly has not recorded a liability as of March 31, 2007.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of Hot Banana, a Web content management company based in Ontario, Canada, for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($664,108 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.  In March 2007 the Company paid approximately $94,000 Canadian ($81,000 U.S.) to the former owners of Hot Banana for the first installment of the technology integration earn out and in April 2007 the Company paid approximately $336,000 Canadian ($299,000 U.S.) to the former owners of Hot Banana for the final working capital adjustment.  Halsey believes it is probable that Hot Banana’s performance will result in contingent payments for revenue targets and the second installment for the technology integration targets to the sellers of Hot Banana and, as a result, the Company has accrued $882,488 as of March 31, 2007.

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

Foreign currency translation

Hot Banana uses the Canadian Dollar as its functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate on the balance sheet date. Currency translation differences are recognized in the statement of income for the period. On consolidation, the results of operations and cash flows whose functional currency is other than the US dollar are translated into US dollars using an average exchange rate on a monthly basis and their assets and liabilities are translated into US dollars at the exchange rate on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

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

Description	August 18, 2006
(in thousands)
Assets:
Cash	$146
Trade receivables	137
Other current assets	14
Property and equipment	19
Goodwill	1,818
Trademarks and intangible assets	1,490
Total assets acquired	3,624
Liabilities:
Accounts payable and accrued expenses	108
Deferred revenue	119
Income taxes payable	34
Total liabilities	261
Net assets acquired	$3,363

Represented by:
Cash paid at closing	$1,786
Acquisition costs	614
Holdback and working capital adjustment	299
Contingent consideration	664
$3,363

7.   Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of Halsey, Clicktracks and Hot Banana for the nine month period ended March 31, 2007 and the three and nine month periods ended March 31, 2006 as though the companies had been combined as of July 1, 2005. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period, or that may result in the future.

(in thousands)	Nine months ended March 31, 2007	Three months ended March 31, 2006	Nine months ended March 31, 2006
Revenue	$28,855	$8,229	$20,219
Net (loss) income	(863)	524	686
(Loss) income per share	$(0.01)	$0.01	$0.01

8.   Intangible Assets

Intangible assets consist of the following:

(in thousands)	March 31, 2007	June 30, 2006
Depreciable intangibles:
Customer relationships	$9,470	$7,373
Developed technology	11,950	8,158
	21,420	15,531
Less: accumulated amortization	(5,819)	(2,825)
	15,601	12,706

Non-depreciable intangibles:
Trade names	7,752	7,070
Total intangible assets, net of amortization	$23,353	$19,776

The following table outlines the Company’s intangible assets, by acquisition, as of March 31, 2007:

(in thousands)	Gross amount	Accumulated amortization	Balance at March 31, 2007
Lyris Technologies:
Customer relationships	$4,113	$(1,400)	$2,713
Developed technology	4,078	(1,538)	2,540
Tradenames	4,720	—	4,720
Subtotal	12,911	(2,938)	9,973

EmailLabs:
Customer relationships	3,260	(961)	2,299
Developed technology	4,080	(1,202)	2,878
Tradenames	1,569	—	1,569
Subtotal	8,909	(2,163)	6,746

ClickTracks:
Customer relationships	1,600	(200)	1,400
Developed technology	3,100	(387)	2,713
Tradenames	1,200	—	1,200
Subtotal	5,900	(587)	5,313

Hot Banana:
Customer relationships	497	(44)	453
Developed technology	692	(87)	605
Tradenames	263	—	263
Subtotal	1,452	(131)	1,321

Total of all acquired intangibles	$29,172	$(5,819)	$23,353

Amortization expense for the three and nine months ended March 31, 2007 was $1.0 million and $3.0 million, respectively. During the three and nine months ended March 31, 2007, $598,000 and $1.7 million, respectively of amortization expense was classified as cost of revenues and relates to the amortization of developed technology.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of March 31, 2007 is as follows:

(in thousands) Fiscal Year	Customer Relationships	Developed Technology	Total
2007	$447	$598	$1,045
2008	1,700	2,393	4,093
2009	1,692	2,393	4,085
2010	1,692	2,268	3,960
2011	1,139	982	2,121
2012 and thereafter	195	102	297
Total	$6,865	$8,736	$15,601

The roll-forward of the intangible assets for June 30, 2006 through March 31, 2007 is as follows:

Amount (in thousands)

Beginning balance at June 30, 2006	$19,776
ClickTracks initial preliminary intangible assets at acquisition date	5,900
Hot Banana initial preliminary intangible assets at acquisition date	1,490
Adjustment to EmailLabs intangible assets	(781)
Amortization for the nine month period ended March 31, 2007	(2,994)
Foreign currency translation adjustment	(38)

Ending balance at March 31, 2007	$23,353

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

The following table outlines the Company’s goodwill, by acquisition, as of March 31, 2007:

(in thousands) Description	Goodwill Amount
Lyris Technologies	$17,491
EmailLabs	10,680
ClickTracks	5,891
Hot Banana	1,779

Total	$35,841

The roll-forward of goodwill for June 30, 2006 through March 31, 2007 is as follows:

Amount (in thousands)
Beginning balance at June 30, 2006	$27,390
ClickTracks initial preliminary goodwill at acquisition date	6,260
Hot Banana initial preliminary goodwill at acquisition date	1,455
Adjustment to EmailLabs goodwill balance	781
Adjustment to ClickTracks working capital estimate	(369)
Payment of additional Hot Banana acquisition costs	50
Adjustment to Hot Banana opening balance sheet liabilities	(4)
Adjustment to Hot Banana working capital estimate	(171)
Accrue Hot Banana revenue earn outs	488
Foreign currency translation adjustment	(39)

Ending balance at March 31, 2007	$35,841

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. No impairment of the Company’s long-lived assets has been recorded during the nine months ended March 31, 2007.

10.   Note Payable

Commodore Resources (Nevada), Inc. (“Commodore”), a wholly-owned subsidiary of the Company, executed a promissory note with The John Buckman and Jan Hanford Trust (the “Trust”) in the amount of $5.6 million as part of the acquisition of Lyris Technologies on May 12, 2005. The note bears interest at the rate of 10% per annum. The note and accrued interest were to become due on May 12, 2007, subject to the satisfaction of the following conditions:

•                                          Total Revenue of Lyris Technologies for the twelve month periods ended March 31, 2006 and 2007, taken in the aggregate, must be equal to or greater than $24.0 million.

•                                          The total revenue of Lyris Technologies for the twenty-four month period ended March 31, 2007 is approximately $36.3 million, which exceeds the specified revenue target of $24.0 million as stated in the note.

•                                          The amounts due on the note are reduced by certain royalty payments that the Company is required to make.  In the quarter ended June 30, 2006 the Company reduced the note by $103,760, in the quarter ended December 31, 2006 the Company reduced the note by $99,756 and in the quarter ended March 31, 2007 the Company reduced the note by $94,953 related to these payments.

The Company has accrued $1.0 million of interest owed on this note as of March 31, 2007. During the three and nine months ended March 31, 2007 the Company accrued $133,000 and $410,000, respectively of interest on this note and recorded this amount as interest expense in the statement of operations for the three and nine months ended March 31, 2007.

On March 31, 2007, Commodore executed an amended and restated promissory note in the principal amount of $5,600,000 (the “Amended and Restated Note”) payable to the Trust.  The Amended and Restated Note replaces in its entirety the promissory note in the same principal amount dated May 12, 2005, to the Trust (the “Original Note”).  The amended and restated note accrues interest at the rate of 10% from the date of the original note, with previous payments and offsets of interest under the Original Note having been credited toward payment of accrued interest on the Amended and Restated Note.  Under the terms of the Amended and Restated Note, the maturity has been extended to November 12, 2008 and the Company is obligated to make the following payments (constituting both principal and interest, in accordance with the terms of the Amended and Restated Note) to the Trust: (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; (c) $4,687,666 due November 12, 2008.

11.   Convertible Bridge Loan, Rights Offering

The ClickTracks and Hot Banana acquisitions were financed primarily with a $10 million bridge loan made by our largest stockholder, LDN Stuyvie Partnership.  LDN Stuyvie is controlled by the Company’s Chairman, William T. Comfort III.  The bridge loan from LDN Stuyvie was evidenced by a promissory note (the “LDN Stuyvie Note”) bearing interest at the rate of 9.5% per annum, or 11.5% per annum in the event of default, and under its terms was to become due upon the first to occur of:

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

(v)                                 February 1, 2007, if the registration statement filed in connection with rights offering has not been declared effective by the SEC by 5:30 p.m. ET on January 31, 2007; or

(vi)                              April 1, 2007, if the registration statement filed in connection with rights offering has been declared effective by the SEC by 5:30 p.m. ET on January 31, 2007, but the rights offering has not expired by 11:59 p.m. ET on March 31, 2007.

Because a registration statement for the rights offering was not effective on January 31, 2007, the LDN Stuyvie Note became due and payable and, in accordance with its terms, the Company issued to LDN Stuyvie a total of 12,279,130 shares of common stock as payment in full of the principal and accrued interest on the LDN Stuyvie Note.   In accordance with the terms of the LDN Stuyvie Note, the common stock was valued at $0.85 per share for an aggregate price of $10,437,260, representing $10,000,000 for the principal and $437,260 for the accrued interest under the LDN Stuyvie Note.  The shares of common stock were issued in a private placement in reliance on Rule 506 under the Securities Act of 1933.

In connection with the LDN Stuyvie Note, the Company and LDN Stuyvie entered into a backstop agreement, pursuant to which LDN Stuyvie agreed to purchase an amount of the Company’s common stock at $0.85 per share so that, together with all shares of common stock sold by the Company in a proposed rights offering at the same price, the Company would receive at least $10 million in proceeds (the “Backstop Agreement”).   Also, pursuant to the Backstop Agreement, the Company granted to LDN Stuyvie the exclusive right to purchase up to an additional $10 million of common stock at a price of $0.85 per share in respect of each right granted to the Company’s stockholders pursuant to the proposed rights offering which remained unexercised.

On February 5, 2007, the Company issued a press release announcing repayment of the LDN Stuyvie Note, termination of the Backstop Agreement in accordance with its terms and cancellation of the previously announced rights offering.

12.   Discontinued Operations

At March 31, 2007 and June 30, 2006, assets and liabilities from discontinued operations consisted of:

(in thousands)	March 31, 2007	June 30, 2006
Restricted cash in support of workers’ compensation liabilities	$450	$1,675
Prepaid expenses pertaining to insurance deposits	110	213
Accounts receivable remaining from discontinued operations	583	583
Allowance for doubtful accounts remaining from discontinued operations	(583)	(583)
Total assets related to discontinued operations	560	1,888

Accrued expenses remaining from discontinued operations	1,538	2,310
Total liabilities related to discontinued operations	$1,538	$2,310

At March 31, 2007, the Company believes that the probability of collecting these receivables is low and accordingly, has fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, the Company will record a gain in the period of collection.

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

For the three months ended March 31, 2007, the Company recorded a $73,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $24,000 resulting from the collection of accounts receivable that were previously written off by the Company and a gain of $49,000 resulting from reductions of expense accruals to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the nine months ended March 31, 2007, the Company recorded a $560,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $247,000 resulting from a tax refund, a gain of $64,000 resulting from the collection of accounts receivable and cost report settlements that was previously written off by the Company and a gain of $249,000 resulting from reductions of expense accruals to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the three months ended March 31, 2006, the Company recorded a $108,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $24,000 resulting from the collection of accounts receivable that were previously written off by the Company and a gain of $84,000 resulting from reductions of expense accruals to adjust other liabilities remaining from discontinued operations.  These reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the nine months ended March 31, 2006, the Company recorded a $448,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $53,000 resulting from a refund from a state insurance guarantee fund , a gain of $31,000 resulting from the collection of accounts receivable that were previously written off by the Company and a gain of $364,000 resulting from reductions of expense accruals to adjust other liabilities remaining from discontinued operations.  These reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

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

The Company established the J.L. Halsey Corporation Equity Based Compensation Plan (the “Equity Based Compensation Plan”) on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors and consultants of the Company. Stock options granted in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of the Company’s common stock at the date of grant, and stock-based compensation expense is recognized over the employees’ requisite service period, which is generally four years. Options are generally granted with a ten-year term. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000.  At March 31, 2007, there were 1,064,159 shares available for grant under the Equity Based Compensation Plan.

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.  For option grants issued in the three months ended March 31, 2007 the following weighted average assumptions were used:

Risk-free rate	4.51% - 4.83%
Expected dividends	$—
Expected market price volatility	47%
Expected years until exercise	4.5 years

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

The following table summarizes stock option activity from July 1, 2006 to March 31, 2007:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
	(in thousands)
Balance, July 1, 2006	9,249		$0.42
Granted	3,181		0.95
Forfeited, Cancelled	(99)		0.62
Balance, September 30, 2006	12,331	9.06	$0.55
Granted	—		—
Forfeited, Cancelled	(172)		0.82
Balance, December 31, 2006	12,159	8.80	$0.55
Granted	129		0.79
Exercised	(39)		0.59
Forfeited, Cancelled	(355)		0.77
Balance, March 31, 2007	11,894	8.56	$0.55

Options exercisable at March 31, 2007		3,107	$0.39

Options exercisable at July 1, 2006		1,668	$0.30

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007 was $3.2 million and $1.2 million, respectively. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on March 30, 2007, (the last trading day for the quarter period ended March 31, 2007), which would have been received by the option holders had all option holders exercised their options as of that date. During the three and nine months ended March 31, 2007, approximately 39,000 stock options were exercised.  The intrinsic value of the options exercised was approximately $23,000.

The following table summarizes the allocation of stock-based compensation expense:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Cost of revenues	$51	$30	$97	$60
General and administrative	119	41	280	139
Research and development	8	—	19	—
Sales and marketing	50	21	115	48
Total stock-based compensation expense	$228	$92	$511	$247

As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was approximately $2.5 million before estimated forfeitures ($1.9 million after expected forfeitures) and will be recognized over an estimated weighted average 2.67 years.

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

The following table sets forth the computation and reconciliation of net income (loss) per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Income (loss) from continuing operations	$566	$767	$(990)	$1,754
Gain on disposal of discontinued operations, net of tax	73	108	560	448
Net income (loss)	$639	$875	$(430)	$2,202

Weighted average shares outstanding:
Basic	94,071,162	83,208,332	88,166,015	83,099,726

Effect of dilutive securities:
Stock options	2,069,953	1,316,789	—	1,185,906

Diluted	96,141,115	84,525,121	88,166,015	84,285,632

Income (loss) per share from continuing operations: basic and diluted	$0.01	$0.01	$(0.01)	$0.02

Gain per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$0.01	$0.01

Net income (loss) per share: basic and diluted	$0.01	$0.01	$(0.00)	$0.03

The following potential common shares have been excluded from the computation of diluted net income per share for the three and nine months ended March 31, 2007 because their inclusion would have been antidilutive:

	For the Three Months Ending March 31, 2007	For the Nine Months Ending March 31, 2007
Outstanding common stock options	3,728,049	11,633,156

15.       Comprehensive Income (Loss):

The following table shows the computation of comprehensive income (loss):

	Three months ended March 31, 2007	Three months ended March 31, 2006	Nine months ended March 31, 2007	Nine months ended March 31, 2006

Net income (loss)	$639	$875	$(430)	$2,202
Other comprehensive income (loss):
Foreign currency translation adjustments	36	—	(72)	—
Total comprehensive income (loss)	$675	$875	$(502)	$2,202

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

16.   Commitments and Contingencies

Contingent acquisition payments

The Company may be required to pay the following amounts to the former shareholders of its current subsidiaries as contingent payment per the terms of the acquisition agreements:

	Year ended June 30,
	2007	2008	2009	2010	2011	Total

Lyris Technologies, Inc.	$1,000,000	1,453,447	4,687,666	—	—	$7,141,113
Uptilt, Inc. (EmailLabs)	—	1,725,000	—	—	—	1,725,000
ClickTracks Analytics, Inc.	—	1,500,000	2,500,000	—	—	4,000,000
Hot Banana Software, Inc.	299,193	420,676	162,619	—	—	882,488

Total	$1,299,193	5,099,123	7,350,285	—	—	$13,748,601

The $7.1 million contingent amount for Lyris Technologies includes a $5.6 million note payable and is net of interest and certain off-sets permitted pursuant to the Agreement.  Lyris and EmailLabs have achieved their specified revenue targets therefore liabilities have been recorded in the current and long-term portions of our balance sheet at March 31, 2007. The Company does not believe that it is probable that ClickTracks will achieve the specified revenue targets and accordingly we have not recorded a liability at March 31, 2007. The Company believes that Hot Banana’s performance will result in contingent payments for technology integration targets and specified revenue targets to the sellers of Hot Banana.  Additionally, the sellers will be owed working capital adjustments.  As a result, the Company has accrued $882,488 as of March 31, 2007.

Litigation

NovaCare v. Stratford Nursing Home. The Company filed this collection lawsuit over four years ago to collect on a receivable of approximately $145,000, which the Company has fully reserved. Stratford counter-claimed with numerous theories asserting that the Company instead owed Stratford money. Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million. The Company believes that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party. As of March 31, 2007, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden). The outcome of this action is not possible to predict and the Company has reserved some of the potential costs of litigating this action; however, this accrual does not reflect the possibility of an adverse ruling or a judgment against the Company or a settlement.

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

Operating Lease Commitments

The Company conducts its operations in leased facilities under operating lease agreements expiring at various dates though 2011. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2007 amount is for three months remaining in the fiscal year):

	Year ended
(in thousands)	2007	2008	2009	2010	2011	Total
Property lease obligations	$224	$845	$577	$230	$—	$1,876

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

18.   Revolving Line of Credit

On October 11, 2005, the Company entered into a Loan and Security Agreement with Comerica Bank, (the “Loan and Security Agreement”), providing a revolving line of credit to the Company.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Loan and Security Agreement, interest on outstanding balances was charged at a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%. The original amount available to the Company was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Loan and Security Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitute an event of default.  Effective as of April 25, 2006, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with Comerica Bank (“Comerica”).  The Amendment amended the Loan and Security Agreement to reduce Comerica’s lending commitment to $13.5 million and reset the monthly reduction amounts on the lending commitment to $175,000 per month beginning April 30, 2006 through May 31, 2007, $250,000 per month through September 30, 2007, and $347,000 per month thereafter until the maturity date of February 28, 2010.  In addition, the Amendment decreased the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and revised existing financial and other covenants.

Effective as of August 18, 2006, the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) with Comerica.  The Second Amendment modifies the trailing three months EBITDA required to be reported monthly to Comerica.  The EBITDA requirements under the Second Amendment are as follows: (i) an amount not less than $1,250,000 for the three-month period ending September 30, 2006; (ii) $1,500,000 for the three-month period ending October 31, 2006 though the three-month period ending November 30, 2006; (iii) $2,000,000 for the three-month period ending December 31,

2006 though the three-month period ending February 28, 2007; and (iv) $2,500,000 for each three-month period thereafter.

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

Effective as of January 30, 2007, the Company entered into a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment”) with Comerica.  The Fourth Amendment modifies the trailing three months EBITDA required to be reported monthly to Comerica.  The EBITDA requirements under the Fourth Amendment are as follows: (i) an amount not less than $1,200,000 for the three-month period ending October 31, 2006; (ii) $1,100,000 for the three-month period ending November 30, 2006; (iii) $1,300,000 for the three-month period ending December 31, 2006; (iv) $1,750,000 for the three-month period ending January 31, 2007; (v) $2,000,000 for the three-month period ending February 28, 2007; (vi) $2,500,000 for each three-month period thereafter.

Effective as of March 31, 2007, the Company entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica.  The Fifth Amendment increases the amounts available under the revolving line of credit to fifteen million dollars ($15,000,000), extends the term to five years from the above date and provides that the amounts available under the line are reduced in equal monthly installments. The Amendment modifies the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modifies the financial covenants.  The financial covenant requirements, measured on a monthly basis are as follows: (a) fixed charge coverage of at least 1.25 to 1.00, calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to bank; (b) minimum EBITDA, on a rolling three-month basis of at least (i) $1,500,000 for the three-month period ending March 31, 2007 through the three-month period ending August 31, 2007, (ii) $1,750,000 for the three-month period ending September 30, 2007 through the three month period ending February 28, 2008; and (iii) $2,000,000 for each three-month period thereafter; (c) senior debt to EBITDA, calculated on an annualized rolling three-month basis of not greater than: (i) 2.50 to 1.00 for the measuring periods ending March 31, 2007 through February 28, 2008 and (ii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at the Bank plus availability under the revolving line, of not less than (i) $2,000,000 for the measuring periods ending March 31, 2007 through August 31, 2007 and (ii) $1,000,000 at all times thereafter.

Although we are in compliance with our financial covenants at March 31, 2007, there can be no assurance that we will be able to meet these covenants in the future.

19.   Income Taxes

Halsey and it subsidiaries are subject to federal and state income taxes. For federal income tax purposes, 90% of the consolidated year to date income is offset by prior cumulative net operating loss (“NOL”) carryforwards. The resulting 10% of net income is taxed at the alternative minimum tax rate of 20%. For state income tax purposes, only the financial results attributed to a state are taxed at the statutory rate. The statutory rate is 8.84% in California. The federal NOLs cannot be used to reduce state income taxes.

20.   Treasury Stock

During the nine months March 31, 2007, the Company issued 2,799,636 shares of its own common stock held in treasury in connection with the acquisition of ClickTracks valued at the 30-day trailing average of Halsey’s closing sale price. The Company also issued 31,250 shares of its own common stock held in treasury in connection with the exercise of stock options and 3,483,062 shares of its own common stock held in treasury in connection with the conversion of the LDN Stuyvie Note to stock.  These transactions were recorded as reductions to treasury stock in the equity section of the Company’s balance sheet as of March 31, 2007.

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

In July 2002, The Public Company Accounting Reform and Investor Protection Act of 2002 (the “Sarbanes-Oxley Act”) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The Sarbanes-Oxley Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The Sarbanes-Oxley Act requires most public companies (large accelerated and accelerated filers) to report on the company’s internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  The SEC recently has extended the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007, and has extended the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports until the first annual report for a fiscal year ending on or after December 15, 2008.  The Company is a non-accelerated filer and expects to be able to comply with these filing requirements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, titled “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for the Company on June 30, 2007 with earlier adoption encouraged. Management is currently reviewing SAB 108 to determine the impact and materiality of its adoption to the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115,” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

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

Overview

J.L. Halsey Corporation (“Halsey” or the “Company”), through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks Analytics, Inc. (“ClickTracks”), and Hot Banana Software, Inc. (“Hot Banana”) is a leading digital marketing technology and services firm.  The Company’s email marketing software and services provide clients with solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  The Company offers its email solutions in two forms: as software that is downloaded and installed on a customer’s computers, and as a hosted solution in which the customer uses the Company’s software through an internet connection.  Through ClickTracks and Hot Banana, the Company also offers website analytics software and services, and website content management software and services.

On May 12, 2005, Halsey acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on May 12, 2007, with interest accruing at 10% per annum.  The specified revenue targets stated in the promissory note have been attained.  On March 31, 2007, this note was amended to extend the maturity date to November 12, 2008.  In addition, the amendment provided for the following payments (constituting both principal and interest): (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; and (c) $4,687,666 due November 12, 2008.  We have recorded the note payable, as amended, in the current and long-term portions of our Balance Sheet as of March 31, 2007.

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing and technology company based in Menlo Park, California, for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  $19.5 million of this purchase price was paid in cash at closing with $2.3 million funded by EmailLabs’ available cash and the remainder was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank (See Note 18 to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”) and $500,000 of this purchase price was held back pursuant to minimum working capital requirements.  This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006.  The EmailLabs purchase agreement also includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The Company paid the first $1.725 million installment to the former EmailLabs’ stockholders on October 13, 2006.  EmailLabs has achieved all revenue targets and, as a result, we have accrued the liability for the second installment in the current portion of our Balance Sheet at March 31, 2007.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  These refunds were paid in September 2006.  With the acquisitions of Lyris and EmailLabs, Halsey became a leading email marketing company with over 5,000 customers worldwide.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of ClickTracks, a Web analytics provider based in Santa Cruz, California, for approximately $8.5 million in cash, $2.8 million in common stock of the Company (2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The common stock issued as a result of this acquisition was from the Company’s shares held in treasury. In December 2006 the Company paid approximately $141,000 to the former owners of ClickTracks for the final working capital adjustment.  Additional payments totaling approximately $4.0 million may be made in the event ClickTracks achieves future revenue targets.  Halsey does not believe it is probable that ClickTracks will achieve the specified targets and accordingly has not recorded a liability as of March 31, 2007.

On August 18, 2006, Halsey acquired all of the outstanding capital stock of Hot Banana, a Web content management company based in Ontario, Canada, for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($664,108 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.  In March 2007 the Company paid approximately $94,000 Canadian ($81,000 U.S.) to the former owners of Hot Banana for the first installment of the technology integration earn out and in April 2007 the Company paid approximately $336,000 Canadian ($299,000 U.S.) to the former owners of Hot Banana for the final working capital adjustment.  Halsey believes it is probable that Hot Banana’s performance will result in contingent payments for revenue targets and the second installment for the technology integration targets to the sellers of Hot Banana and, as a result, the Company has accrued $882,488 as of March 31, 2007.

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

Foreign currency translation

Hot Banana uses the Canadian Dollar as its functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate on the balance sheet date. Currency translation differences are recognized in the statement of income for the period. On consolidation, the results of operations and cash flows whose functional currency is other than the US dollar are translated into US dollars using an average exchange rate for the period and their assets and liabilities are translated into US dollars at the exchange rate on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006

Revenue

Total revenue was $10.3 million for the three months ended March 31, 2007, compared to $7.0 million for the three months ended March 31, 2006. Lyris’ hosted revenue increased to approximately $2.5 million for the three months ended March 31, 2007 from approximately $1.7 million for the three months ended March 31, 2006, and EmailLabs’ hosted revenue increased to approximately $3.7 million for the three months ended March 31, 2007, from approximately $2.9 million for the three months ended March 31, 2006.  Additionally, the increase in revenue is due to the acquisitions of ClickTracks and Hot Banana in the first quarter of fiscal 2007.

The following is a summary of revenue for each of the Company’s subsidiaries for the three month periods ended March 31, 2007 and 2006:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Lyris Technologies	$5,241,051	$4,027,023
Uptilt, Inc (EmailLabs)	3,715,773	2,968,391
ClickTracks	1,064,052	—
Hot Banana Software	327,494	—

Total	$10,348,370	$6,995,414

Cost of revenue

Cost of revenue was $3.2 million for the three months ended March 31, 2007, compared to $1.8 million for the three months ended March 31, 2006. The increase in cost of revenue is primarily due to our acquisitions of ClickTracks and Hot Banana. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include internet bandwidth costs associated with providing our support and hosting services and amortization of intangibles of $598,000 for the three month period ended March 31, 2007, compared to $409,000 for the three month period ended March 31, 2006.  Amortization of intangibles is related to developed technology.

General and administrative

General and administrative expenses were $2.6 million for the three months ended March 31, 2007, compared to $1.9 million for the three months ended March 31, 2006. The primary reasons for the increase of approximately $700,000 are due to our acquisitions of ClickTracks and Hot Banana and increases in operating expenses by Halsey. Increases at Halsey primarily consist of increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $246,000 for the three months ended March 31, 2007, compared to none for the three months ended March 31, 2006. The increase in research and development expense is due to spending on development of the Company’s next generation e-marketing technology platform.

Sales and marketing

Sales and marketing expenses were $2.8 million for the three months ended March 31, 2007, compared to $1.6 million for the three months ended March 31, 2006. The increase in sales and marketing expenses is due to our acquisitions of ClickTracks and Hot Banana, as well as increases at Lyris.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to sales and marketing as well as advertising costs and exhibits and tradeshows related expenses.

Amortization of intangibles

Amortization of intangibles was $447,000 for the three months ended March 31, 2007, compared to $349,000 for the three months ended March 31, 2006. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisitions of ClickTracks and Hot Banana on August 18, 2006. See Note 8 to the Condensed Consolidated Financial Statements for details on intangible assets.

Provision for income taxes

During the three months ended March 31, 2007, the Company recorded an income tax provision of $174,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $112,000 and a provision for federal income taxes of $62,000. During the three months ended March 31, 2006, the Company recorded an income tax provision of $246,000 which consisted primarily of a provision for state income taxes on the earnings of two of our subsidiaries in the amount of $192,000 and a provision for federal income taxes of $54,000.

Net income

Net income was $639,000 for the three months ended March 31, 2007, compared to $875,000 for the three months ended March 31, 2006. The primary reason for the decrease of approximately $236,000 is an increase in research and development of $246,000.

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

For the three months ended March 31, 2007, the Company recorded a $73,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $24,000 resulting from the collection of accounts receivable that were previously written off by the Company and a gain of $49,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the three months ended March 31, 2006, the Company recorded a $108,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $24,000 resulting from the collection of accounts receivable that were previously written off by the Company and a gain of $84,000 resulting from reductions of expense accruals to adjust other liabilities remaining from discontinued operations.  The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

Results of Operations for the Nine Months Ended March 31, 2007 and March 31, 2006

Revenue

Total revenue was $28.2 million for the nine months ended March 31, 2007, compared to $16.7 million for the nine months ended March 31, 2006. Lyris’ hosted revenue increased to approximately $6.8 million for the nine months ended March 31, 2007, from approximately $4.7 million for the nine months ended March 31, 2006.  Additionally, the increase in revenue is due to the acquisition of EmailLabs approximately one-half of the way into the quarter ended December 31, 2005, and the acquisitions of ClickTracks and Hot Banana in the first quarter of fiscal 2007.

The following is a summary of revenue for each of the Company’s operating subsidiaries for the nine month periods ended March 31, 2007 and 2006:

	Nine months ended	Nine months ended
	March 31, 2007	March 31, 2006
Lyris Technologies	$14,080,166	$11,333,750
Uptilt, Inc (EmailLabs)	10,910,573	5,363,486
ClickTracks	2,521,858	—
Hot Banana Software	715,092	—

Total	$28,227,689	$16,697,236

Cost of revenue

Cost of revenue was $8.9 million for the nine months ended March 31, 2007, compared to $4.5 million for the nine months ended March 31, 2006. The increase in cost of revenue is due to our acquisitions of EmailLabs, ClickTracks and Hot Banana. Cost of revenue primarily includes salary and personnel costs attributable to our support services and hosting business. Other costs allocated to cost of revenue include internet bandwidth costs associated with providing our support and hosting services and amortization of intangibles of $1.7 million for the nine month period ended March 31, 2007, compared to $1.0 million for the nine month period ended March 31, 2006.  Amortization of intangibles is related to developed technology.

General and administrative

General and administrative expenses were $8.5 million for the nine months ended March 31, 2007, compared to $5.0 million for the nine months ended March 31, 2006. The primary reasons for the increase of approximately $3.5 million are due to our acquisitions of EmailLabs, ClickTracks and Hot Banana and increases in operating expenses by Halsey. Increases at Halsey primarily consist of increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $1.2 million for the nine months ended March 31, 2007, compared to none for the nine months ended March 31, 2006. The increase in research and development expense is due to spending on development of the Company’s next generation e-marketing technology platform.

Sales and marketing

Sales and marketing expenses were $7.7 million for the nine months ended March 31, 2007, compared to $3.3 million for the nine months ended March 31, 2006. The increase in sales and marketing expenses is due to our acquisitions of EmailLabs, ClickTracks and Hot Banana, as well as increases at Lyris.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing as well as advertising costs and exhibits and tradeshows related expenses.

Amortization of intangibles

Amortization of intangibles was $1.3 million for the nine months ended March 31, 2007, compared to $868,000 for the nine months ended March 31, 2006. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of EmailLabs on October 11, 2005 and the acquisitions of ClickTracks and Hot Banana on August 18, 2006. See Note 8 to the Condensed Consolidated Financial Statements for details on intangible assets.

Provision for income taxes

During the nine months ended March 31, 2007, the Company recorded an income tax provision of $328,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $260,000 and a provision for federal income taxes of $68,000. During the nine months ended March 31, 2006, the Company recorded an income tax provision of $523,000 which consisted primarily of a provision for state income taxes on the earnings of two of our subsidiaries in the amount of $427,000 and a provision for federal income taxes of $96,000.

Net (loss) income

Net loss was $430,000 for the nine months ended March 31, 2007, compared to net income of $2.2 million for the nine months ended March 31, 2006. The primary reasons for the decrease of approximately $2.6 million are increases in research and development of $1.2 million and interest expense of $576,000.

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

For the nine months ended March 31, 2007, the Company recorded a $560,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations that was originally recorded in fiscal year 2000. The adjustments consist primarily of a gain of $247,000 resulting from a tax refund, a gain of $64,000 resulting from the collection of accounts receivable and cost report settlements that was previously written off by the Company and a gain of $249,000 resulting from reductions of expense accruals to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the nine months ended March 31, 2006, the Company recorded a $448,000 gain on disposal of discontinued operations, net of taxes, relating to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $31,000 resulting from the collection of accounts receivable that were previously written off by the Company, a gain of $53,000 relating to a refund from a state insurance guarantee fund, and a gain of $364,000 resulting from reductions of expense accruals to adjust other liabilities remaining from discontinued operations.  The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

Liquidity and Capital Resources

As of March 31, 2007, our principal sources of liquidity included cash and cash equivalents, operating cash flow from our operating subsidiaries, and our financing agreement with Comerica Bank.  At March 31, 2007, cash and cash equivalents totaled $346,000 compared to $255,000 at June 30, 2006.

Loan and Security Agreement

On October 11, 2005, the Company entered into a Loan and Security Agreement with Comerica Bank, (the “Loan and Security Agreement”), providing a revolving line of credit to the Company.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Loan and Security Agreement, interest on outstanding balances was charged at a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%. The original amount available to the Company was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Loan and Security Agreement contains certain financial covenants and requires the Company to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitute an event of default.  Effective as of April 25, 2006, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with Comerica Bank (“Comerica”).  The Amendment amended the Loan and Security Agreement to reduce Comerica’s lending commitment to $13.5 million and reset the monthly reduction amounts on the lending commitment to $175,000 per month beginning April 30, 2006 through May 31, 2007, $250,000 per month through September 30, 2007, and $347,000 per month thereafter until the maturity date of February 28, 2010.  In addition, the Amendment decreased the rate at which outstanding borrowings under the agreement bear interest to a rate that fluctuates dependent upon a ratio of senior debt to EBITDA, as calculated from time to time, and revised existing financial and other covenants.

Effective as of August 18, 2006, the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) with Comerica.  The Second Amendment modifies the trailing three months EBITDA required to be reported monthly to Comerica.  The EBITDA requirements under the Second Amendment are as follows: (i) an amount not less than $1,250,000 for the three-month period ending September 30, 2006; (ii) $1,500,000 for the three-month period ending October 31, 2006 though the three-month period ending November 30, 2006; (iii) $2,000,000 for the three-month period ending December 31, 2006 though the three-month period ending February 28, 2007; and (iv) $2,500,000 for each three-month period thereafter.

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

Effective as of January 30, 2007, the Company entered into a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment”) with Comerica.  The Fourth Amendment modifies the trailing three months EBITDA required to be reported monthly to Comerica.  The EBITDA requirements under the Fourth Amendment are as follows: (i) an amount not less than $1,200,000 for the three-month period ending October 31, 2006; (ii) $1,100,000 for the three-month period ending November 30, 2006; (iii) $1,300,000 for the three-month period ending December 31, 2006; (iv) $1,750,000 for the three-month period ending January 31, 2007; (v) $2,000,000 for the three-month period ending February 28, 2007; (vi) $2,500,000 for each three-month period thereafter.

Effective as of March 31, 2007, the Company entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica.  The Fifth Amendment increases the amounts available under the revolving line of credit to fifteen million dollars ($15,000,000), extends the term to five years from the above date and provides that the amounts available under the line are reduced in equal monthly installments. The Amendment modifies the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modifies the financial covenants.  The financial covenant requirements, measured on a monthly basis are as follows: (a) fixed charge coverage of at least 1.25 to 1.00, calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to bank; (b) minimum EBITDA, on a rolling three-month basis of at least (i) $1,500,000 for the three-month period ending March 31, 2007 through the three-month period ending August 31, 2007, (ii) $1,750,000 for the three-month period ending September 30, 2007 through the three month period ending February 28, 2008; and (iii) $2,000,000 for each three-month period thereafter; (c) senior debt to EBITDA, calculated on an annualized rolling three-month basis of not greater than: (i) 2.50 to 1.00 for the measuring periods ending March 31, 2007 through February 28, 2008 and (ii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at the Bank plus availability under the revolving line, of not less than (i) $2,000,000 for the measuring periods ending March 31, 2007 through August 31, 2007 and (ii) $1,000,000 at all times thereafter.

Although we are in compliance with our financial covenants at March 31, 2007, there can be no assurance that we will be able to meet these covenants in the future.

Related Party Convertible Bridge Loan

The ClickTracks and Hot Banana acquisitions were financed primarily with a $10 million bridge loan made by our largest stockholder, LDN Stuyvie Partnership.   LDN Stuyvie is controlled by the Company’s Chairman, William T. Comfort III.  The bridge loan from LDN Stuyvie was evidenced by a promissory note (the “LDN Stuyvie Note”) bearing interest at the rate of 9.5% per annum, or 11.5% per annum in the event of default, and under its terms was to become due upon the first to occur of:

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

(v)                                 February 1, 2007, if the registration statement filed in connection with rights offering has not been declared effective by the SEC by 5:30 p.m. ET on January 31, 2007; or

(vi)                              April 1, 2007, if the registration statement filed in connection with rights offering has been declared effective by SEC by 5:30 p.m. ET on January 31, 2007, but the rights offering has not expired by 11:59 p.m. ET on March 31, 2007.

Because a registration statement for the rights offering was not effective on January 31, 2007, the LDN Stuyvie Note became due and payable and , in accordance with its terms,  the Company issued to LDN Stuyvie a total of 12,279,130 shares of common stock as payment in full of the principal and accrued interest on the LDN Stuyvie Note.   In accordance with the terms of the LDN Stuyvie Note, the common stock was valued at $0.85 per share for an aggregate price of $10,437,260.27, representing $10,000,000 for the principal and $437,260.27 for the accrued interest under the LDN Stuyvie Note.  The shares of common stock were issued in a private placement in reliance on Rule 506 under the Securities Act of 1933.

In connection with the LDN Stuyvie Note, the Company and LDN Stuyvie entered into a backstop agreement, pursuant to which LDN Stuyvie agreed to purchase an amount of the Company’s common stock at $0.85 per share so that, together with all shares of common stock sold by the Company in a proposed rights offering at the same price, the Company would receive at least $10 million in proceeds (the Backstop Agreement”).   Also, pursuant to the Backstop Agreement, the Company granted to LDN Stuyvie the exclusive right to purchase up to an additional $10 million of common stock at a price of $0.85 per share in respect of each right granted to the Company’s stockholders pursuant to the proposed rights offering which remained unexercised.

On February 5, 2007, the Company issued a press release announcing repayment of the LDN Stuyvie Note, termination of the Backstop Agreement in accordance with its terms and cancellation of the previously announced rights offering.

Cash Flows

Net cash provided by continuing operating activities was $3.0 million for the nine month period ended March 31, 2007, compared to $4.0 million for the nine month period ended March 31, 2006. The Company had a net loss of $430,000 offset by non-cash add-backs of $3.6 million for depreciation and amortization and $511,000 for non-cash compensation.  Other adjustments and working capital charges include a decrease of $2.1 million due to the increase in accounts receivable, an increase of $620,000 due to the increase in deferred revenue, an increase of $522,000 due to the decrease in prepaid expenses, an increase of $847,000 due to the increase in accrued interest and a decrease of $181,000 due to the decrease in accrued expense.

Net cash used in investing activities was $13.0 million for the nine month period ended March 31, 2007, compared to $17.6 million in the nine month period ended March 31, 2006. The decrease was primarily due to payments of $12.6 million related to the acquisitions of ClickTracks and Hot Banana compared to payments in October 2005 of $17.4 million for the acquisition of EmailLabs.

Net cash provided by financing activities was $9.9 million for the nine month period ended March 31, 2007 compared to $11.2 million in the nine month period ended March 31, 2006.  This decrease is primarily related to an increase in repayments of our revolving line of credit of $14.3 million offset by proceeds of a loan from LDN Stuyvie Partnership of $10.0 million and an increase in borrowings of $3.0 million from Comerica.

Resources

As noted on our balance sheet, the Company believes it will likely be required to pay certain earn-outs to sellers of the Lyris and EmailLabs businesses.  A payment to the sellers of EmailLabs in the amount of $1.725 million was paid on October 13, 2006.  In addition, we believe that it is likely that the Company will be required to pay approximately $7.1 million over the next 18 months to the sellers of the Lyris business pursuant to the earn-out provisions of the acquisition agreement.  The Company has a current account deficit and will need to raise additional capital to insure payment of the earn-outs in calendar 2007.  There can be no assurance that the Company will be able to raise the additional capital it is seeking or that the terms on which such capital may be raised will be favorable to the Company.  Any capital raised by the Company may have rights superior to the rights of common equity and may be dilutive to existing holders of common equity.

Contingent Acquisition Consideration

The agreements to purchase Lyris, EmailLabs, ClickTracks, and Hot Banana include provisions for the payment of contingent consideration subject to each business achieving specified revenue targets.

The Lyris acquisition includes a promissory note payable in the amount of $5.6 million bearing interest at 10% per annum, subject to Lyris achieving specified revenue targets by the second anniversary of the closing date.  On March 31, 2007, this note was modified requiring the following payments (constituting both principal and interest): (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; and (c) $4,687,666 due November 12, 2008.

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

The acquisition of ClickTracks includes additional payments totaling approximately $4.0 million subject to ClickTracks achieving future revenue targets.

The acquisition of Hot Banana includes additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.  The Company paid $93,750 Canadian ($80,813 U.S.) in March 2007 for the first phase of the technology integration and $335,545 Canadian ($299,193 U.S.) in April 2007 for the working capital adjustment.

Lyris and EmailLabs have achieved the specified revenue targets and, therefore, liabilities have been recorded in the current and long-term portions of our balance sheet at March 31, 2007. The Company does not believe that it is probable that ClickTracks will achieve the specified revenue targets and accordingly, we have not recorded a liability at March 31, 2007. The Company believes that is probable that Hot Banana will earn a portion of its contingent payments and as a result we have accrued $882,488 as of March 31, 2007.

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

Off-Balance Sheet Arrangements

As a result of the acquisitions of ClickTracks, and in the event that certain milestones are reached over the next two years, the Company will be obligated to pay the sellers of ClickTracks an additional $4,000,000 in earn-out payments. The Company does not believe that it is probable that ClickTracks will achieve the specified revenue targets and accordingly we have not recorded a liability at March 31, 2007.

Uninsured Professional Liability Claims

The Company is a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to the Company. As a result, PHICO was not permitted to pay any claims on behalf of the Company; however, the remaining claims were transferred to various state insurance guaranty funds.  State insurance guaranty funds have over the last four years paid the amounts due for liability claims settlements on the Company’s behalf.  Based on its discussion with the state guaranty funds and its review of claims during the third quarter of 2004, the Company now believes that a payment may be required to settle one professional liability claim that may exceed the amount available to the Company under the applicable state guaranty fund limits.  The Company recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  A recent ruling by the Superior Court of New Jersey may free this state guarantee fund from contributing their limit to any settlement on behalf of the Company.  Because of this ruling, the Company has increased its reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim and, therefore, in the event that the Company’s current reserve assessment is incorrect, the Company will be required to fund any amount in excess of the reserve amount.

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

Long-Term Contractual Obligations

The following is a summary of future minimum long-term contractual obligations for the years ended June 30,

(in thousands)	2007	2008	2009	2010	2011	2012	Total
Property lease obligations	$224	$845	$577	$230	$—	$—	$1,876
Note payable	1,000	1,453	4,688	—	—	—	7,141
Contingent merger consideration	299	1,725	—	—	—	—	2,024
Revolving line of credit	—	—	337	2,500	2,500	4,375	9,712
Total	$1,523	$4,023	$5,602	$2,730	$2,500	$4,375	$20,753

The 2007 amount is for the three months remaining in fiscal year 2007.

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

More than 80% of our revenue for the three- and nine month periods ended March 31, 2007, comes from the email marketing market — from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services.  The remainder of our revenue, with the acquisitions of ClickTracks and Hot Banana, comes from Web analytics and content management.  The markets for email marketing, web analytics, marketing content management and related services is relatively new and still evolving.  There is no certainty regarding how or whether these markets will develop, or whether they will experience any contractions.

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

As of May 1, 2007, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 39% of our common stock.  As a group they control and they will likely be able to continue to control our business. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

In June 2006, the FASB issued Interpretation No. 48, ``Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 ,’’ (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109,   ``Accounting for Income Taxes.’’   FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently assessing the impact of FIN 48 on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

One of the Company’s subsidiaries, Hot Banana Inc., has its operations in Canada and has a functional currency of Canadian Dollars.  Each financial period, all assets, including goodwill, and liabilities of Hot Banana are translated into US dollars, Halsey’s reporting currency, using the closing rate method.

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

Hot Banana’s cash balances consist of Canadian Dollars and US Dollars. This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  At March 31, 2007, Hot Banana held approximately $86,000 in U.S Dollars in a cash account and remains exposed to changes in the foreign currency rate. As of March 31, 2007, a 10% increase or decrease in the level of the US Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $9,000.

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

The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of comprehensive loss in stockholders’ equity of $72,000 at March 31, 2007.  Future changes in the value of the US dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the of the period covered by this quarterly report on Form 10-Q, Luis A. Rivera, our interim Chief Executive Officer and Joseph Lambert, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, Mssrs. Rivera and Lambert have concluded, subject to the limitations noted below, that, as of the end of the period covered by this quarterly report on Form 10-Q:

(a)            our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)            our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the interim Chief Executive and Chief Financial Officers, does not expect that the Company’s disclosure controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

J. L. HALSEY CORPORATION AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

There have been no material developments to the information presented under “Part II. Item 1. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

3.2

First Amended and Restated Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2007).

10.1

Agreement and Mutual Release, dated March 8, 2007, by and among the J. L. Halsey Corporation, LDN Stuyvie Partnership, Texas Addison Limited Partnership, David R. Burt and Andrew Richard Blair (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2007).

10.2

Fourth Amendment to Loan and Security Agreement effective as of January 30, 2007, by and between Comerica Bank and Commodore Resources (Nevada), Inc., Lyris Technologies, Inc., Uptilt, Inc., MCC Nevada, Inc. and ClickTracks Analytics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007).

10.3

Fifth Amendment to Loan and Security Agreement effective as of March 31, 2007, by and between Comerica Bank and Commodore Resources (Nevada), Inc., Lyris Technologies, Inc., Uptilt, Inc., MCC Nevada, Inc., ClickTracks Analytics, Inc., Admiral Management Company, and J. L. Halsey Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2007).

10.4

Amended and Restated Promissory Note dated March 31, 2007 by Commodore Resources, Inc. in favor of The John Buckman and Jan Hanford Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2007).

10.5

Subordination Agreement dated March 31, 2007 by and between The John Buckman and Jan Hanford Trust and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2007).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a—14(a). **

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a—14(a). **

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

**             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. L. HALSEY CORPORATION
(Registrant)

By:	/s/ LUIS A. RIVERA
Luis A. Rivera
Interim Chief Executive Officer

By:	/s/ JOSEPH LAMBERT
Joseph Lambert
Chief Financial Officer

Date:	May 15, 2007