Form 10-Q/A
period 2006-09-30
JL HALSEY CORP
filed 2007-09-25
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (this “Amendment”) of J.L Halsey Corporation (the “Company”) amends and restates in their entirety Items 1, 2 and 4 of Part I of the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2006 (the “Original 10-Q”). On September 15, 2007, following extensive discussions with the Company’s management and the Company’s independent registered public accounting firm, the Company’s Audit Committee concluded that the Company must restate previously-issued financial statements included in the Original 10-Q and in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2006, and March 31, 2007 (the “Restatement”).  The Company is filing this Amendment to give effect, in part, to the Restatement.

As discussed in more detail in Note 2 to the consolidated financial statements, the Company is making the Restatement in order to include changes in the financial statements reflecting applicable accounting guidance relating to the calculation, as a non-cash interest expense, of the intrinsic value of beneficial conversion feature of the $10 million promissory note issued by the Company to LDN Stuyvie Partnership on August 16, 2006.  LDN Stuyvie Partnership is the Company’s largest stockholder and is controlled by the Chairman of the Company’s Board of Directors, William T. Comfort, III.

In addition to the changes described above, Item 6 of Part II is hereby amended to correct the numbering of the exhibits and to include new certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment continues to speak as of the date of the Original 10-Q.  Except as set forth above or as set forth in Item 4 of Part I of this Amendment, this Amendment does not reflect events occurring after September 30, 2006, or modify or update those disclosures affected by subsequent events.  The filing of this Amendment is not a representation that any statements contained in the Original 10-Q, or in this Amendment, are true and complete as of any date subsequent to the date of the Original 10-Q.  The filing of this Amendment shall not be deemed an admission that the Original 10-Q, or the Amendment, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2006

INDEX

Part No.	Item No.	Description
I		FINANCIAL INFORMATION

	1	Financial Statements
— Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and June 30, 2006

— Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005

— Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005

— Unaudited Notes to Condensed Consolidated Financial Statements

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	4	Controls and Procedures

II		OTHER INFORMATION

	6	Exhibits

Signatures

PART I

ITEM 1. FINANCIAL STATEMENTS

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2006 (as restated, see Note 2)	June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$548	$255
Accounts receivable, net of allowance of $367 at September 30, 2006 and $181 at June 30, 2006	5,506	4,661
Prepaid expenses	885	1,160
Deferred acquisition costs	—	231
Deferred income taxes	544	492
Deferred financing fees	91	97
Prepaid expenses related to discontinued operations	199	213
Total current assets	7,773	7,109
Restricted cash related to discontinued operations	1,688	1,675
Restricted cash	94	94
Fixed assets, net	2,307	1,675
Intangible assets, net	25,482	19,776
Goodwill	35,886	27,390
Total assets	$73,230	$57,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,748	$2,126
Revolving line of credit — short-term	195	—
Contingent acquisition consideration — short-term	2,951	2,207
Note payable (Note 8)	5,496	5,496
Accrued interest	773	634
Convertible note payable — related party (Note 9)	9,035	—
Accrued interest — related party	117	—
Other current liabilities	20	—
Income taxes payable	69	433
Accrued expenses remaining from discontinued operations	2,318	2,310
Deferred revenue	3,048	2,664
Total current liabilities	27,770	15,870
Revolving line of credit — long-term	10,050	9,867
Contingent acquisition consideration — long-term	1,725	1,725
Deferred income taxes	98	98
Other long-term liabilities	108	93
Total liabilities	39,751	27,653
Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued and 86,007,968 shares outstanding at September 30, 2006 and 89,522,280 shares issued and 83,208,332 shares outstanding at June 30, 2006	895	895
Additional paid-in capital	261,843	274,064
Accumulated deficit	(208,703)	(207,929)
Treasury stock (at cost), 3,514,312 shares at September 30, 2006 and 6,313,948 shares at June 30, 2006	(20,558)	(36,964)
Cumulative translation adjustment	2	—
Total stockholders’ equity	33,479	30,066
Total liabilities and stockholders’ equity	$73,230	$57,719

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2006 (as restated, see Note 2)	2005

Software and services revenues	$8,376	$3,527
Cost of revenues:
Software and services	2,044	783
Amortization of intangibles	505	205
Total cost of revenues	2,549	988
Gross profit	5,827	2,539
Operating expenses:
General and administrative expenses	2,736	1,345
Research & development	586	—
Sales & marketing	2,015	376
Amortization of intangibles	398	187
Income from operations	92	631
Interest income	14	29
Interest expense	(783)	(141)
(Loss) income from continuing operations before income taxes	(677)	519
Income tax provision	62	123
Net (loss) income from continuing operations	(739)	396
(Loss) gain on disposal of discontinued operations, net of tax	(35)	130
Net (loss) income	$(774)	$526
(Loss) income per share from continuing operations — basic and diluted	$(0.01)	$0.01
Net (loss) income per share — basic	$(0.01)	$0.01
Net (loss) income per share — diluted	$(0.01)	$0.01
Weighted average number of shares outstanding — basic	84,547,288	82,966,396
Weighted average number of shares outstanding —diluted	84,547,288	86,118,412

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2006 (as restated, see Note 2)	2005
Cash flows from operating activities:
Net (loss) income	$(774)	$526
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
Loss (gain) on disposal of discontinued operations	35	(130)
Stock-based compensation expense	139	53
Depreciation and amortization	1,077	445
Provision for bad debt	220	52
Deferred income tax benefit	(22)	(33)
Beneficial conversion feature of convertible promissory note	329	—
Changes in assets and liabilities:
Accounts receivable	(659)	250
Prepaid expenses	319	(8)
Accounts payable and accrued expenses	228	(289)
Accrued interest	256	141
Deferred revenue	33	84
Income taxes payable	(349)	46
Net cash flows provided by continuing operations	832	1,137
Net cash flows used in discontinued operations	(27)	(327)
Net cash flows provided by operating activities	805	810
Cash flows from investing activities:
Continuing operations:
Deferred acquisition costs	—	(8)
Deferred financing fees	—	(25)
Additions to property and equipment	(749)	(59)
Payments for businesses acquired, net of cash acquired	(10,143)	—
Discontinued operations:
Release of restricted cash	—	600
Net cash flows (used in) provided by investing activities	(10,892)	508
Cash flows from financing activities:
Proceeds from debt and credit arrangements	14,242	—
Proceeds from convertible debt from related party	10,000	—
Payment of debt and credit arrangements	(13,864)	—
Net cash flows provided by financing activities	10,378	—
Net decrease in cash and cash equivalents	291	1,318
Effect of exchange rates on cash and cash equivalents	2	—
Cash and cash equivalents, beginning of period	255	3,102
Cash and cash equivalents, end of period	$548	$4,420

Supplemental cash flow information:
Cash paid for interest	$130	$—
Cash paid for taxes	$410	$110
Supplemental disclosure of non-cash transactions
Beneficial conversion feature of convertible promissory note	$329	$—

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

2.  Restatement of Financial Statements

The Company has restated its financial statements for the three months ended September 30, 2006 to conform to relevant accounting guidance contained in Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 98-5 and 00-27 regarding convertible securities.  Specifically, the restated financial statements reflect the calculation of the intrinsic value — as a non-cash interest expense — of beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006.  For the three months ended September 30, 2006, the additional interest expense was approximately $329,000.

The changes to the unaudited Balance Sheet and Statement of Operations as of and for the three months ended September 30, 2006 are as follows:

(in thousands)	For the three months ended September 30, 2006	For the three months ended September 30, 2006
	As Reported	As Restated

Balance Sheet
Convertible note payable — related party (Note 9)	$10,000	$9,035
Additional paid-in capital	260,549	261,843
Accumulated deficit	(208,374)	(208,703)

Statement of Operations
Software and services revenues	$8,376	$8,376
Cost of revenues:
Software and services	2,044	2,044
Amortization of intangibles	505	505
Total cost of revenues	2,549	2,549
Gross profit	5,827	5,827
Operating expenses:
General and administrative expenses	2,736	2,736
Research & development	586	586
Sales & marketing	2,015	2,015
Amortization of intangibles	398	398
Income from operations	92	92
Interest income	14	14
Interest expense	(454)	(783)
(Loss) from continuing operations before income taxes	(348)	(677)
Income tax provision	62	62
Net (loss) from continuing operations	(410)	(739)
(Loss) on disposal of discontinued operations, net of tax	(35)	(35)
Net (loss)	$(445)	$(774)
(Loss) per share from continuing operations — basic and diluted	$(0.00)	$(0.01)
Net (loss) per share — basic	$(0.01)	$(0.01)
Net (loss) per share — diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding — basic	84,547,288	84,547,288
Weighted average number of shares outstanding —diluted	84,547,288	84,547,288

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

7.   Intangible Assets

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

8.   Note Payable

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

9.   Convertible Bridge Loan and Rights Offering

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

10.   Discontinued Operations

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

11.   Stock Based Compensation

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

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For option grants issued in the quarter ended September 30, 2006, the following weighted average assumptions were used:

Risk-free rate	4.60% - 4.8	3%
Expected dividends	$—
Expected market price volatility	50.0%
Expected years until exercise	4.5 years
Estimated forfeiture rate	15%

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

12.   Net (Loss) Income Per Share

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

The following table sets forth the computation and reconciliation of net income (loss) per share:

	For the Three Months Ended September 30,
(in thousands)	2006	2005
(Loss) income from continuing operations	$(739)	$396
(Loss) gain on disposal of discontinued operations, net of tax	(35)	130
Net (loss) income	$(774)	$526

Weighted average shares outstanding:

basic and dilutive	84,547,288	82,966,396
Effect of dilutive securities:
stock options	—	3,152,016
Convertible note	—	—
diluted	84,547,288	86,118,412

(Loss) income per share from continuing operations: basic and diluted	$(0.01)	$0.01
(Loss) gain per share on disposal of discontinued operations: basic and diluted	$(0.00)	$0.00
Net (loss) income per share: basic and diluted	$(0.01)	$0.01

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

13.   Commitments and Contingencies

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

14.   Significant Customer Information and Segment Reporting

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

15.   Revolving Line of Credit

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

16.   Income Taxes

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

17.   Treasury Stock

During the quarter ended September 30, 2006, the Company issued 2,799,636 shares of its own common stock held in treasury in connection with the acquisition of ClickTracks valued at the 30-day trailing average of Halsey’s closing sale price. This transaction was recorded as a reduction to Treasury Stock in the equity section of the Company’s balance sheet.

18.   Recent Accounting Pronouncements

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

19.   Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Amendment. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in the Original 10-Q and in this Amendment, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

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

The following is a summary of revenue for each of the Company’s subsidiaries for the three month periods ended September 30, 2006 and 2005:

	Three months ended	Three months ended
	September 30, 2006	September 30, 2005

Lyris Technologies	$4,313,260	$3,526,721
Uptilt, Inc (EmailLabs)	3,406,772	—
ClickTracks	502,815	—
Hot Banana Software	152,935	—

Total	$8,375,782	$3,526,721

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

Amortization of intangibles

Amortization of intangibles was $398,000 for the three months ended September 30, 2006, compared to $187,000 for the three months ended September 30, 2005. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of EmailLabs on October 11, 2005 and the acquisitions of ClickTracks and Hot Banana on August 18, 2006. See Note 7 to the Condensed Consolidated Financial Statements for details on intangible assets.

Interest expense

Interest expense was $783,000 for the three months ended September 30, 2006, compared to $141,000 for the three months ended September 30, 2005.  The increase in interest expense of approximately $642,000 is primarily due to $329,000 of amortization, as non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006; an increase of $116,000 due to interest on the LDN Stuyvie promissory note; and an increase of $197,000 due to interest on our revolving line of credit with Comerica.

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

Net (loss) income

Net loss was $774,000 for the three months ended September 30, 2006, compared to a net income of $526,000 for the three months ended September 30, 2005. The primary reasons for the decrease of approximately $1.3 million are increases in Research and Development of $586,000 and interest expense of $642,000.

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

Cash Flows

Net cash provided by continuing operations was $832,000 for the three month period ended September 30, 2006, compared to $1.1 million for the three month period ended September 30, 2005. The Company had a net loss of $774,000 offset by non-cash add-backs of $1.1 million for depreciation and amortization, $329,000 for the beneficial conversion feature of convertible promissory note and $139,000 for non-cash compensation.  Other adjustments and working capital charges include a decrease of $659,000 due to the increase in accounts receivable and an increase of $228,000 due to the increase in accrued expense.

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

Legal Claims

The Company is currently defending one lawsuit, referred to as NovaCare v. Stratford Inc. (See Note 13 to the Condensed Consolidated Financial Statements). Management is vigorously defending this suit and believes the Company should prevail in this case. The Company has accrued for some of the potential costs of litigating this case, but the Company has not, and will not, accrue for the payments that could result from an adverse ruling, judgment or a settlement of this case until the Company believes that it is probable that such a payment will be made.

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

Critical Accounting Policies and Estimates

In Halsey’s Form 10-K for the year ended June 30, 2006, the Company disclosed its critical accounting policies and estimates upon which Halsey’s financial statements are derived.  Other than the adoption of SFAS No. 123(R),   Share-Based Payment, (see Note 11 to the Condensed Consolidated Financial Statements) there have been no changes to these policies since June 30, 2006. Readers are encouraged to review these disclosures in conjunction with the review of the Original 10-Q and this Amendment.

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

We may require additional capital to fund our business. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.  See Note 9 on our proposed rights offering and bridge loan.

Money Borrowed to Fund Acquisitions

We borrowed money to purchase EmailLabs, ClickTracks, and Hot Banana.  (Lyris was purchased with cash on hand.).  We borrowed from Comerica, N.A. and from LDN Stuyvie Partnership.  Copies of our agreements with these lenders have been filed with the Securities and Exchange and are also described elsewhere herein.  (See Notes 9 and 15).  Our agreements with these lenders place certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA ratios, and our ability to buy additional businesses, among other restrictions.

Future Earn-out Payments

Each of our four acquisitions we have made requires us to make additional earn-out payments to the sellers of the businesses if certain conditions are met.  Copies of the acquisition agreements have been filed with the SEC and are discussed elsewhere herein.  (See Note 13).  We believe that some of these conditions are likely to be met, and, therefore, have classified specified earn-outs on our balance sheet as short-term or long-term debt.  Our principal use of cash in the future will be the payment of earn-outs and the pay down of debt.    The Company has a current account deficit.  The Company is currently seeking to raise additional equity capital through its Rights Offering.  The Company may also seek other forms of capital.  There is no certainty that the Company will be able to raise additional equity or other capital, or the terms on which such capital may be raised will be favorable to us.  The terms of any new capital may be superior to, or dilutive to, the existing common shareholders.

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

As of September 30, 2006, our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 40% of our common stock.  As a group they control and they will likely be able to continue to control our business. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.  See Note 9 on our proposed rights offering and bridge loan.

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

The Company is defending one remaining lawsuit against us. Our management believes that we should prevail in this case.  However, there is uncertainty and cost related to the claims.   The outcome of this matter is not possible to predict and the current reserves include only estimates of the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against the Company. For more information regarding this lawsuit, please see Note 13 to the Condensed Consolidated Financial Statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment.”  SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition.  SFAS No. 123(R) became effective and was adopted by the Company beginning in the first quarter of fiscal 2006.  The adoption of SFAS 123(R) has had an impact on our financial statements.

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

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” (“SFAS No. 154”).  SFAS No. 154 replaces Accounting Principles Board Option No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retroactive application to prior periods’ financial statements unless it is impracticable.  SFAS No. 154 enhances the consistency of financial information between periods.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal year 2007.  Management believes that the adoption of SFAS No. 154 will not have a material impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently assessing the impact of FIN 48 on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”).  FIN 47 provides clarification regarding the meaning of the term ``conditional asset retirement obligation’’ as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”). This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

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

 ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the of the period covered by the Original 10-Q, David R. Burt, our then-Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as the Original 10-Q and this Amendment, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, Mr. Burt concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the Original 10-Q.  However, in connection with the filing of this Amendment, the Company’s current Chief Executive Officer and Chief Financial Officer have re-evaluated such disclosure controls and procedures.

On September 15, 2007, the Company’s Audit Committee, after discussions with the Company’s management and independent registered public accounting firm, concluded that the Company must restate certain of the Company’s consolidated financial statements to reflect applicable accounting guidance relating to the calculation, as a non-cash interest expense, of the intrinsic value of beneficial conversion feature of the $10 million promissory note issued by the Company to LDN Stuyvie Partnership on August 16, 2006 (the “LDN Stuyvie Note”).  LDN Stuyvie Partnership is the Company’s largest stockholder and is controlled by the Chairman of the Company’s Board of Directors, William T. Comfort, III.  The decision to restate the financial statements was made in connection with the audit of the consolidated financial statements for the fiscal year ended June 30, 2007, after evaluation of various interpretations of technical accounting guidance related to beneficial conversion features and the intrinsic value of embedded conversion options with convertible instruments.

The above restatements are described in more detail in Note 2 to the Company’s consolidated financial statements included in this Amendment.

Controls over the application of accounting policies are within the scope of disclosure controls.  Therefore, management has concluded that there existed a material weakness in the Company’s internal controls over financial reporting as of the end of the period covered by the Original 10-Q and this Amendment.  Management of the Company and the Audit Committee considered what changes, if any, are necessary to the Company’s disclosure controls and procedures to ensure that the error described above would not re-occur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.  In its review, management and the Audit Committee noted that the error described above did not result from the failure of the Company’s disclosure controls and procedures to make known to management (including the Chief Executive Officer and Chief Financial Officer) and the Company’s independent registered public accounting firm the facts concerning the Company’s issuance of the LDN Stuyvie Note or the terms thereof.  Rather, the error resulted from the lack of understanding by the Company’s accounting staff of the technical and complicated guidance related to accounting for beneficial conversion features within convertible instruments such as the LDN Stuyvie Note.  Accordingly, the Audit Committee, in consultation with management, has determined that these matters may be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent registered public accounting firm to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b) additional education and professional development for the Company’s accounting staff, including the Chief Financial Officer, on new and existing accounting pronouncements and their application, and (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements.  Accordingly, the Audit Committee has recommended to management and management has agreed that the Company’s accounting staff, including its Chief Financial Officer, undertake additional training on an accelerated basis and that such training, in view of the complexity of certain generally accepted accounting principles and other matters, be ongoing.

The Company’s Chief Executive Officer and Chief Financial Officer have re-evaluated the Company’s disclosure controls and procedures as of the end of the period covered by the Original 10-Q.  Based on this re-evaluation, the Chief Executive Officer and Chief Financial Officer have determined that, as of the end of the period covered by the Original 10-Q, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

Other than as noted above, there has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

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

2.2

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

10.1

Promissory Note, date August 16, 2006, in the amount of $10,000,000 from the Company to LDN Stuyvie Partnership (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006).

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

10.4

Second Amendment to Loan and Security Agreement, effective as of August 18, 2006, by and between Comerica Bank and Commodore Resources (Nevada), Inc., Lyris Technologies Inc. and Uptilt Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

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

J. L. HALSEY CORPORATION
(Registrant)

By:	/s/ LUIS A. RIVERA
Luis A. Rivera
Chief Executive Officer

By	/s/ JOSEPH LAMBERT
Joseph Lambert
Chief Financial Officer

	Date:	September 25, 2007