Form 10-Q/A
period 2006-12-31
JL HALSEY CORP
filed 2007-09-25
CIK 1166220

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (this “Amendment”) of J.L Halsey Corporation (the “Company”) amends and restates in their entirety Items 1, 2 and 4 of Part I of the Quarterly Report on Form 10-Q (the “Original 10-Q) of the Company filed with the Securities and Exchange Commission on February 14, 2007 (the “Original 10-Q”).  On September 15, 2007, following extensive discussions with the Company’s management and the Company’s independent registered public accounting firm, the Company’s Audit Committee concluded that the Company must restate previously-issued financial statements included in the Original 10-Q and in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2006, and March 31, 2007 (the “Restatement”).  The Company is filing this Amendment to give effect, in part, to the Restatement.

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

In addition to the changes described above, Item 6 of Part II is hereby amended to include new certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment continues to speak as of the date of the Original 10-Q.  Except as set forth above or as set forth in Item 4 of Part I of this Amendment, this Amendment does not reflect events occurring after December 31, 2006, or modify or update those disclosures affected by subsequent events.  The filing of this Amendment is not a representation that any statements contained in the Original 10-Q, or in this Amendment, are true and complete as of any date subsequent to the date of the Original 10-Q.  The filing of this Amendment shall not be deemed an admission that the Original 10-Q, or the Amendment, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

Signatures

PART I

ITEM 1.   FINANCIAL STATEMENTS

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2006 (as restated see Note 2)	June 30, 2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$372	$255
Accounts receivable, net of allowance of $305 at December 31, 2006 and $181 at June 30, 2006	6,149	4,661
Prepaid expenses	579	1,160
Deferred acquisition costs	—	231
Deferred income taxes	593	492
Deferred financing fees	86	97
Prepaid expenses related to discontinued operations	110	213
Total current assets	7,889	7,109
Restricted cash related to discontinued operations	450	1,675
Restricted cash	94	94
Fixed assets, net	2,357	1,675
Intangible assets, net	24,385	19,776
Goodwill	35,474	27,390
Total assets	$70,649	$57,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,231	$2,126
Revolving line of credit — short-term	2,285	—
Contingent acquisition consideration — short-term	2,371	2,207
Note payable (Note 11)	5,396	5,496
Accrued interest	911	634
Convertible note payable — related party (Note 12)	9,748	—
Accrued interest — related party	357	—
Other current liabilities	33	—
Income taxes payable	6	433
Accrued expenses remaining from discontinued operations	1,679	2,310
Deferred revenue	3,229	2,664
Total current liabilities	29,246	15,870
Revolving line of credit — long-term	9,008	9,867
Contingent acquisition consideration — long-term	—	1,725
Deferred income taxes	98	98
Other long-term liabilities	121	93
Total liabilities	38,473	27,653
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 89,522,280 shares issued and 86,007,968 shares outstanding at December 31, 2006 and 89,522,280 shares issued and 83,208,332 shares outstanding at June 30, 2006	895	895
Additional paid-in capital	261,987	274,064
Accumulated deficit	(210,040)	(207,929)
Treasury stock (at cost), 3,514,312 shares at December 31, 2006 and 6,313,948 shares at June 30, 2006	(20,558)	(36,964)
Cumulative translation adjustment	(108)	—
Total stockholders’ equity	32,176	30,066
Total liabilities and stockholders’ equity	$70,649	$57,719

(1)               Derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,
	2006 (as restated see Note 2)	2005
Software and services revenues	$9,503	$6,175
Cost of revenues:
Software and services	2,527	1,293
Amortization of intangibles	599	387
Total cost of revenues	3,126	1,680
Gross profit	6,377	4,495
Operating expenses:
General and administrative expenses	3,129	1,729
Research & development	416	—
Sales & marketing	2,910	1,322
Amortization of intangibles	447	332
(Loss) income from operations	(525)	1,112
Interest income	1	39
Interest expense	(1,321)	(390)
Other Income	77	—
Loss on sale of assets	—	(16)
(Loss) income from continuing operations before income taxes	(1,768)	745
Income tax provision	91	154
Net (loss) income from continuing operations	(1,859)	591
Gain on disposal of discontinued operations, net of tax	522	210
Net (loss) income	$(1,337)	$801
(Loss) income per share from continuing operations — basic and diluted	$(0.02)	$0.01
Net (loss) income per share — basic and diluted	$(0.02)	$0.01
Weighted average number of shares outstanding — basic	86,007,968	83,126,810
Weighted average number of shares outstanding — diluted	86,007,968	85,205,229

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Six Months Ended December 31,
	2006 (as restated see Note 2)	2005
Software and services revenues	$17,879	$9,702
Cost of revenues:
Software and services	4,570	2,076
Amortization of intangibles	1,103	592
Total cost of revenues	5,673	2,668
Gross profit	12,206	7,034
Operating expenses:
General and administrative expenses	5,865	3,074
Research & development	1,002	—
Sales & marketing	4,925	1,698
Amortization of intangibles	846	519
(Loss) income from operations	(432)	1,743
Interest income	15	68
Interest expense	(2,104)	(531)
Other income	77	—
Loss on sale of assets	—	(16)
(Loss) income from continuing operations before income taxes	(2,444)	1,264
Income tax provision	153	277
Net (loss) income from continuing operations	(2,597)	987
Gain on disposal of discontinued operations, net of tax	486	340
Net (loss) income	$(2,111)	$1,327
(Loss) income per share from continuing operations — basic and diluted	$(0.03)	$0.01
Net (loss) income per share — basic and diluted	$(0.02)	$0.02
Weighted average number of shares outstanding — basic	85,277,628	83,046,603
Weighted average number of shares outstanding —diluted	85,277,628	85,072,058

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended December 31,
	2006 (as restated see Note 2)	2005
Cash flows from operating activities:
Net (loss) income	$(2,111)	$1,327
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(486)	(340)
Stock-based compensation expense	283	155
Depreciation and amortization	2,320	1,271
Provision for bad debt	315	100
Deferred income tax benefit	(72)	(58)
Loss on sale of assets	—	16
Beneficial conversion feature of convertible promissory note	1,042	—
Changes in assets and liabilities:
Accounts receivable	(1,396)	(887)
Prepaid expenses	630	(64)
Accounts payable and accrued expenses	(70)	(161)
Accrued interest	633	282
Deferred revenue	215	443
Income taxes payable	(400)	14
Net cash flows provided by continuing operations	903	2,098
Net cash flows provided by (used in) discontinued operations	220	(373)
Net cash flows provided by operating activities	1,123	1,725
Cash flows from investing activities:
Continuing operations:
Reduction of note payable	(100)	—
Deferred financing fees	—	(112)
Additions to property and equipment	(994)	(371)
Payments for businesses acquired, net of cash acquired	(12,336)	(16,773)
Discontinued operations:
Release of restricted cash	964	600
Net cash flows used in investing activities	(12,466)	(16,656)
Cash flows from financing activities:
Proceeds from sale of treasury stock	—	75
Proceeds from debt and credit arrangements	19,358	17,852
Proceeds from convertible debt from related party	10,000	—
Payment of debt and credit arrangements	(17,933)	(4,749)
Net cash flows provided by financing activities	11,425	13,178
Net increase (decrease) in cash and cash equivalents	82	(1,753)
Effect of exchange rates on cash and cash equivalents	35	—
Cash and cash equivalents, beginning of period	255	3,102
Cash and cash equivalents, end of period	$372	$1,349

Supplemental cash flow information:
Cash paid for interest	$347	$151
Cash paid for taxes	$215	$321
Supplemental disclosure of non-cash transactions
Beneficial conversion feature of convertible promissory note	$1,042	$—

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

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing and technology company based in Menlo Park, California, for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  Of this purchase price, $19.5 million was paid in cash at closing, of which $2.3 million was funded by EmailLabs’ available cash and the remainder of the purchase price was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank (See Note 19.  Revolving Line of Credit).  Of the purchase price, $500,000 was held back pursuant to minimum working capital requirements.  This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006.  The EmailLabs purchase agreement also includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The Company paid the first $1.725 million installment to the former EmailLabs’ stockholders on October 13, 2006.  Halsey believes that it is probable that the specified revenue targets will be attained and has accrued the liabilities for the second installment in the current portion of our Balance Sheet at December 31, 2006.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  These refunds were paid in September 2006.    With this acquisition, Halsey became a leading email marketing company with over 5,000 customers worldwide.

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

2.  Restatement of Financial Statements

The Company has restated its financial statements for the three and six months ended December 31, 2006 to conform to relevant accounting guidance contained in Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 98-5 and 00-27 regarding convertible securities.  Specifically, the restated financial statements reflect the calculation of the intrinsic value — as a non-cash interest expense — of beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006.  For the three and six months ended December 31, 2006, the additional interest expense was approximately $713,000 and $1.0 million respectively.

The changes to the unaudited Balance Sheet and Statement of Operations as of and for the three and six months ended December 31, 2006 are as follows:

(in thousands)	For the three months ended December 31, 2006	For the three months ended December 31, 2006	For the six months ended December 31, 2006	For the six months ended December 31, 2006
	As Reported	As Restated	As Reported	As Restated

Balance Sheet
Convertible note payable — related party (Note 12)	$10,000	$9,748	$10,000	$9,748
Additional paid-in capital	260,693	261,987	260,693	261,987
Accumulated deficit	(208,998)	(210,040)	(208,998)	(210,040)

Statement of Operations
Software and services revenues	$9,503	9,503	17,879	17,879
Cost of revenues:
Software and services	2,527	2,527	4,570	4,570
Amortization of intangibles	599	599	1,103	1,103
Total cost of revenues	3,126	3,126	5,673	5,673
Gross profit	6,377	6,377	12,206	12,206
Operating expenses:
General and administrative expenses	3,129	3,129	5,865	5,865
Research & development	416	416	1,002	1,002
Sales & marketing	2,910	2,910	4,925	4,925
Amortization of intangibles	447	447	846	846
(Loss) from operations	(525)	(525)	(432)	(432)
Interest income	1	1	15	15
Interest expense	(608)	(1,321)	(1,062)	(2,104)
Other income	77	77	77	77
(Loss) from continuing operations before income taxes	(1,055)	(1,768)	(1,402)	(2,444)
Income tax provision	91	91	153	153
Net (loss) from continuing operations	(1,146)	(1,859)	(1,555)	(2,597)
Gain on disposal of discontinued operations, net of tax	522	522	486	486
Net (loss)	$(624)	$(1,337)	$(1,069)	$(2,111)
(Loss) per share from continuing operations — basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Net (loss) per share — basic	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Net (loss) per share — diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Weighted average number of shares outstanding — basic	86,007,968	86,007,968	85,277,628	85,277,628
Weighted average number of shares outstanding —diluted	86,007,968	86,007,968	85,277,628	85,277,628

3.   Basis of Presentation

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

4.   Acquisition of Lyris Technologies, Inc.

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

5.   Acquisition of EmailLabs

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

6.   Acquisition of ClickTracks

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

7.   Acquisition of Hot Banana

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

8.   Pro Forma Financial Information

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

(in thousands)	Six months ended December 31, 2006	Three months ended December 31, 2005	Six months ended December 31, 2005

Revenue	$18,507	$11,991	$7,306
Net (loss) income	(2,489)	163	290
(Loss) income per share	$(0.03)	$0.01	$0.00

9.   Intangible Assets

Intangible assets consist of the following:

(in thousands)	December 31, 2006	June 30, 2006

Customer relationships	$9,465	$7,373
Developed technology	11,943	8,158
	21,408	15,531
Less: accumulated amortization	(4,772)	(2,825)

	16,636	12,706
Trade names	7,749	7,070
Total intangible assets. net	$24,385	$19,776

The following table outlines the Company’s intangible assets, by acquisition, as of December 31, 2006:

(in thousands)	Gross amount	Accumulated amortization	Balance at December 31, 2006
Lyris Technologies:
Customer relationships	$4,113	$(1,213)	$2,900
Developed technology	4,078	(1,333)	2,745
Tradenames	4,720	—	4,720
Subtotal	12,911	(2,546)	10,365

EmailLabs:
Customer relationships	3,260	(797)	2,463
Developed technology	4,080	(998)	3,082
Tradenames	1,569	—	1,569
Subtotal	8,909	(1,795)	7,114

ClickTracks:
Customer relationships	1,600	(120)	1,480
Developed technology	3,100	(233)	2,867
Tradenames	1,200	—	1,200
Subtotal	5,900	(353)	5,547

Hot Banana:
Customer relationships	492	(27)	465
Developed technology	685	(51)	634
Tradenames	260	—	260
Subtotal	1,437	(78)	1,359

Grand Total	$29,157	$(4,772)	$24,385

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

10.     Goodwill

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

11.   Note Payable

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

12.         Convertible Bridge Loan, Rights Offering and Subsequent Events

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

13.   Discontinued Operations

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

14.   Stock Based Compensation

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

No options were granted in the quarter ended December 31, 2006.

The following table summarizes stock option activity from July 1, 2006 to December 31, 2006:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
	(in thousands)
Balance, July 1, 2006	9,249		$0.42
Granted	3,181		0.95
Forfeited, Cancelled	(99)		0.62
Balance, September 30, 2006	12,331	9.06	$0.55
Granted	—		—
Forfeited, Cancelled	(172)		0.82
Balance, December 31, 2006	12,159	8.80	$0.55

Options exercisable at December 31, 2006	2,762	$0.38

Options exercisable at July 1, 2006	1,668	$0.30

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

15.   Net (Loss) Income Per Share

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

The following table sets forth the computation and reconciliation of net income (loss) per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in thousands)	2006	2005	2006	2005
(Loss) income from continuing operations	$(1,859)	$591	$(2,597)	$987
Gain on disposal of discontinued operations, net of tax	522	210	486	340
Net (loss) income	$(1,337)	$801	$(2,111)	$1,327

Weighted average shares outstanding:

basic	86,007,968	83,126,810	85,277,628	83,046,603

Effect of dilutive securities:

stock options	—	2,078,419	—	2,025,455

Convertible note	—	—	—	—

diluted	86,007,968	85,205,229	85,277,628	85,072,058

(Loss) income per share from continuing operations: basic and diluted	$(0.02)	$0.01	$(0.03)	$0.01

Gain per share on disposal of discontinued operations: basic and diluted	$0.01	$0.00	$0.01	$0.00

Net (loss) income per share: basic and diluted	$(0.02)	$0.01	$(0.02)	$0.02

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

16.    Comprehensive Income (Loss):

The following table shows the computation of comprehensive income (loss):

	Three months ended December 31, 2006	Three months ended December 31, 2005	Six months ended December 31, 2006	Six months ended December 31, 2005

Net (loss) income	$(1,337)	$801	$(2,111)	$1,327
Other comprehensive (loss) income:
Foreign currency translation adjustments	(110)	—	(108)	—
Total comprehensive (loss) income	$(1,447)	$801	$(2,219)	$1,327

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

17.   Commitments and Contingencies

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

18.   Significant Customer Information and Segment Reporting

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

19.   Revolving Line of Credit

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

20.   Income Taxes

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

21.   Treasury Stock

During the quarter ended September 30, 2006, the Company issued 2,799,636 shares of its own common stock held in treasury in connection with the acquisition of ClickTracks valued at the 30-day trailing average of Halsey’s closing sale price. This transaction was recorded as a reduction to Treasury Stock in the equity section of the Company’s balance sheet.

22.   Recent Accounting Pronouncements

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

Amortization of intangibles

Amortization of intangibles was $447,000 for the three months ended December 31, 2006, compared to $332,000 for the three months ended December 31, 2005. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of EmailLabs on October 11, 2005, and the acquisitions of ClickTracks and Hot Banana on August 18, 2006. See Note 9 to the Condensed Consolidated Financial Statements for details on intangible assets.

Interest expense

Interest expense was $1.32 million for the three months ended December 31, 2006, compared to $390,000 for the three months ended December 31, 2005.  The increase in interest expense of approximately $930,000 is primarily due to $712,000 of amortization, as non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006; an increase of $239,000 due to interest on the LDN Stuyvie promissory note; and a decrease of $20,000 of interest on our revolving line of credit with Comerica.

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

Net (loss) income

Net loss was $1.3 million for the three months ended December 31, 2006, compared to a net income of $801,000 for the three months ended December 31, 2005. The primary reasons for the decrease of approximately $2.1 million are increases in Research and Development of $416,000 and interest expense of $931,000.

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

Amortization of intangibles

Amortization of intangibles was $846,000 for the six months ended December 31, 2006, compared to $519,000 for the six months ended December 31, 2005. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of EmailLabs on October 11, 2005 and the acquisitions of ClickTracks and Hot Banana on August 18, 2006. See Note 9 to the Condensed Consolidated Financial Statements for details on intangible assets.

Interest expense

Interest expense was $2.1 million for the six months ended December 31, 2006, compared to $531,000 for the six months ended December 31, 2005.  The increase in interest expense of approximately $1.57 million is primarily due to $1.041 million of amortization, as a non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006; an increase of $355,000 due to interest on the LDN Stuyvie promissory note; and an increase of $177,000 of interest on our revolving line of credit with Comerica.

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

Net (loss) income

Net loss was $2.1 million for the six months ended December 31, 2006, compared to a net income of $1.3 million for the six months ended December 31, 2005. The primary reasons for the decrease of approximately $3.4 million are increases in Research and Development of $1.0 million and interest expense of $1.6 million.

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

Cash Flows

Net cash provided by operating activities was $1.1 million for the six month period ended December 31, 2006, compared to $1.7 million for the six month period ended December 31, 2005. The Company had a net loss of $2.1 million offset by non-cash add-backs of $2.3 million for depreciation and amortization, $1.0 million for the beneficial conversion feature of convertible promissory note and $283,000 for non-cash compensation.  Other adjustments and working capital charges include a decrease of $1.4 million due to the increase in accounts receivable, a increase of $630,000 due to the decrease in prepaid expenses, an increase of $633,000 due to the increase in accrued interest and a decrease of $70,000 due to the decrease in accrued expense.

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

Legal Claims

The Company is currently defending one lawsuit, referred to as NovaCare v. Stratford Inc. (See Note 17 to the Condensed Consolidated Financial Statements). Management is vigorously defending this suit and believes the Company should prevail in this case. The Company has accrued for some of the potential costs of litigating this case, but the Company has not, and will not, accrue for the payments that could result from an adverse ruling, judgment or a settlement of this case until the Company believes that it is probable that such a payment will be made.

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

The Company is defending one remaining lawsuit against us. Our management believes that we should prevail in this case.  However, there is uncertainty and cost related to the claims.   The outcome of this matter is not possible to predict and the current reserves include only estimates of the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against the Company. For more information regarding this lawsuit, please see Note 17 to the Condensed Consolidated Financial Statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109,  “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently assessing the impact of FIN 48 on the Company’s consolidated financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the of the period covered by the Original 10-Q David R. Burt, our then-Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as the Original 10-Q and this Amendment, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on these evaluations, Mr. Burt concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the Original 10-Q.  However, in connection with the filing of this Amendment, the Company’s current Chief Executive Officer and Chief Financial Officer have re-evaluated such disclosure controls and procedures.

On September 15, 2007, the Company’s Audit Committee, after discussions with the Company’s management and independent registered public accounting firm, concluded that the Company must to restate certain of the Company’s consolidated financial statements to reflect applicable accounting guidance relating to the calculation, as a non-cash interest expense, of the intrinsic value of beneficial conversion feature of the $10 million promissory note issued by the Company to LDN Stuyvie Partnership on August 16, 2006 (the “LDN Stuyvie Note”).  LDN Stuyvie Partnership is the Company’s largest stockholder and is controlled by the Chairman of the Company’s Board of Directors, William T. Comfort, III.  The decision to restate the financial statements was made in connection with the audit of the consolidated financial statements for the fiscal year ended June 30, 2007, after evaluation of various interpretations of technical accounting guidance related to beneficial conversion features and the intrinsic value of embedded conversion options with convertible instruments.

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

J. L. HALSEY CORPORATION
(Registrant)

By:	/s/ LUIS A. RIVERA
Luis A. Rivera
Chief Executive Officer

By:	/s/ JOSEPH LAMBERT
Joseph Lambert
Chief Financial Officer

	Date:	September 25, 2007