Form 10-Q/A
period 2007-03-31
JL HALSEY CORP
filed 2007-09-25
CIK 1166220

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (this “Amendment”) of J.L Halsey Corporation (the “Company”) amends and restates in their entirety Items 1, 2 and 4 of Part I of the Quarterly Report on Form 10-Q (the “Original 10-Q”) of the Company filed with the Securities and Exchange Commission on May 15, 2007 (the “Original 10-Q”). On September 15, 2007, following extensive discussions with the Company’s management and the Company’s independent registered public accounting firm, the Company’s Audit Committee concluded that the Company must restate previously-issued financial statements included in the Original 10-Q and in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2006, and December 31, 2006 (the “Restatement”).  The Company is filing this Amendment to give effect, in part, to the Restatement.

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

This Amendment continues to speak as of the date of the Original 10-Q.  Except as set forth above or as set forth in Item 4 of Part I of this Amendment, this Amendment does not reflect events occurring after March 31, 2007, or modify or update those disclosures affected by subsequent events.  The filing of this Amendment is not a representation that any statements contained in the Original 10-Q, or in this Amendment, are true and complete as of any date subsequent to the date of the Original 10-Q.  The filing of this Amendment shall not be deemed an admission that the Original 10-Q, or the Amendment, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

Signatures

PART I

ITEM 1.   FINANCIAL STATEMENTS

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2007 (as restated, see Note 2)	June 30, 2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$346	$255

Accounts receivable, net of allowance of $280 at March 31, 2007 and $181 at June 30, 2006	6,624	4,661
Prepaid expenses	587	1,160
Deferred acquisition costs	—	231
Deferred income taxes	651	492
Deferred financing fees	80	97
Prepaid expenses related to discontinued operations	110	213
Total current assets	8,398	7,109
Restricted cash related to discontinued operations	450	1,675
Restricted cash	95	94
Fixed assets, net	2,298	1,675
Intangible assets, net	23,353	19,776
Goodwill	35,841	27,390
Total assets	$70,435	$57,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,898	$2,126
Contingent acquisition consideration — short-term	2,445	2,207
Note payable — short-term (Note 11)	941	5,496
Accrued interest	1,044	634
Other current liabilities	41	—
Income taxes payable	245	433
Accrued expenses remaining from discontinued operations	1,538	2,310
Deferred revenue	3,633	2,664
Total current liabilities	12,785	15,870
Revolving line of credit — long-term	9,712	9,867
Note payable (Note 11)	4,360	—
Contingent acquisition consideration — long-term	163	1,725
Deferred income taxes	98	98
Other long-term liabilities	134	93
Total liabilities	27,252	27,653
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 98,325,848 shares issued and outstanding at March 31, 2007 and 89,522,280 shares issued and 83,208,332 shares outstanding at June 30, 2006	983	895
Additional paid-in capital	251,926	274,064
Accumulated deficit	(209,654)	(207,929)

Treasury stock (at cost), 0 shares at March 31, 2007 and 6,313,948 shares at June 30, 2006	—	(36,964)
Cumulative translation adjustment	(72)	—
Total stockholders’ equity	43,183	30,066
Total liabilities and stockholders’ equity	$70,435	$57,719

(1)               Derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2007 (as restated, see Note 2)	2006
Software and services revenues	$10,348	$6,995
Cost of revenues:
Software and services	2,626	1,402
Amortization of intangibles	598	409
Total cost of revenues	3,224	1,811
Gross profit	7,124	5,184
Operating expenses:
General and administrative expenses	2,587	1,880
Research & development	246	—
Sales & marketing	2,768	1,572
Amortization of intangibles	447	349
Income from operations	1,076	1,383
Interest income	1	17
Interest expense	(685)	(387)
Other Income	95	—
Income from continuing operations before income taxes	487	1,013
Income tax provision	174	246
Income from continuing operations	313	767
Gain on disposal of discontinued operations, net of tax	73	108
Net income	$386	$875
Income per share from continuing operations — basic and diluted	$0.00	$0.01
Net income per share — basic and diluted	$0.00	$0.01
Weighted average number of shares outstanding — basic	94,071,162	83,208,332
Weighted average number of shares outstanding — diluted	96,141,115	84,525,121

The accompanying notes are an integral part of these financial statements.

J.L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Nine Months Ended March 31,
	2007 (as restated, see Note 2)	2006

Software and services revenues	$28,228	$16,697
Cost of revenues:
Software and services	7,196	3,478
Amortization of intangibles	1,701	1,001
Total cost of revenues	8,897	4,479
Gross profit	19,331	12,218
Operating expenses:
General and administrative expenses	8,452	4,954
Research & development	1,248	—
Sales & marketing	7,693	3,270
Amortization of intangibles	1,293	868
Income from operations	645	3,126
Interest income	16	85
Interest expense	(2,788)	(918)
Other income	171	—
Loss on sale of assets	—	(16)
(Loss) income from continuing operations before income taxes	(1,956)	2,277
Income tax provision	328	523
(Loss) income from continuing operations	(2,284)	1,754
Gain on disposal of discontinued operations, net of tax	560	448
Net (loss) income	$(1,724)	$2,202
(Loss) income per share from continuing operations — basic and diluted	$(0.02)	$0.02
Net (loss) income per share — basic and diluted	$(0.02)	$0.03
Weighted average number of shares outstanding — basic	88,166,015	83,099,726
Weighted average number of shares outstanding —diluted	88,166,015	84,285,632

The accompanying notes are an integral part of these financial statements.

J.L. HASLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2007 (as restated, see Note 2)	2006
Cash flows from operating activities:
Net (loss) income	$(1,724)	$2,202
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(560)	(448)
Stock-based compensation expense	511	247
Depreciation and amortization	3,575	2,150
Provision for bad debt	499	158
Deferred income tax benefit	(129)	(90)
Loss on sale of assets	—	16
Beneficial conversion feature of convertible promissory note	1,294	—
Changes in assets and liabilities:
Accounts receivable	(2,055)	(1,338)
Prepaid expenses	522	(244)
Accounts payable and accrued expenses	(181)	(29)
Accrued interest	847	420
Deferred revenue	620	806
Income taxes payable	(183)	187
Net cash flows provided by continuing operations	3,036	4,037
Net cash flows provided by (used in) discontinued operations	152	(404)
Net cash flows provided by operating activities	3,188	3,633
Cash flows from investing activities:
Continuing operations:
Reduction of note payable	(195)	—
Deferred financing fees	—	(112)
Additions to property and equipment	(1,148)	(680)
Payments for businesses acquired, net of cash acquired	(12,631)	(17,449)
Discontinued operations:
Release of restricted cash	964	600
Net cash flows used in investing activities	(13,010)	(17,641)
Cash flows from financing activities:
Proceeds from sale of treasury stock	23	75
Proceeds from debt and credit arrangements	22,736	19,696
Proceeds from convertible debt from related party	10,000	—
Payment of debt and credit arrangements	(22,891)	(8,568)
Net cash flows provided by financing activities	9,868	11,203
Net increase (decrease) in cash and cash equivalents	46	(2,805)
Effect of exchange rates on cash and cash equivalents	45	—
Cash and cash equivalents, beginning of period	255	3,102
Cash and cash equivalents, end of period	$346	$297

Supplemental cash flow information:
Cash paid for interest	$577	$495
Cash paid for taxes	$629	$475
Supplemental disclosure of non-cash transactions
Beneficial conversion feature of convertible promissory note	$1,294	$—

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

2.   Restatement of Financial Statements

The Company has restated its financial statements for the three and nine months ended March 31, 2007 to conform to relevant accounting guidance contained in Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 98-5 and 00-27 regarding convertible securities.  Specifically, the restated financial statements reflect the calculation of the intrinsic value – as a non-cash interest expense – of beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006.  For the three and nine months ended March 31, 2007, the additional interest expense was approximately $253,000 and $1.3 million respectively.

The changes to the unaudited Balance Sheet and Statement of Operations as of and for the three and nine months ended March 31, 2007 are as follows:

(in thousands)	For the three months ended March 31, 2007	For the three months ended March 31, 2007	For the nine months ended March 31, 2007	For the nine months ended March 31, 2007
	As Reported	As Restated	As Reported	As Restated

Balance Sheet
Additional paid-in capital	250,632	251,926	250,632	251,926
Accumulated deficit	(208,360)	(209,654)	(208,360)	(209,654)

Statement of Operations
Software and services revenues	$10,348	$10,348	28,228	28,228
Cost of revenues:
Software and services	2,626	2,626	7,196	7,196
Amortization of intangibles	598	598	1,701	1,701
Total cost of revenues	3,224	3,224	8,897	8,897
Gross profit	7,124	7,124	19,331	19,331
Operating expenses:
General and administrative expenses	2,587	2,587	8,452	8,452
Research & development	246	246	1,248	1,248
Sales & marketing	2,768	2,768	7,693	7,693
Amortization of intangibles	447	447	1,293	1,293
Income from operations	1,076	1,076	645	645
Interest income	1	1	16	16
Interest expense	(432)	(685)	(1,494)	(2,788)
Other income	95	95	171	171
Income (loss) from continuing operations before income taxes	740	487	(662)	(1,956)
Income tax provision	174	174	328	328
Net income (loss) from continuing operations	566	313	(990)	(2,284)
Gain on disposal of discontinued operations, net of tax	73	73	560	560
Net income (loss)	$639	$386	$(430)	$(1,724)
Income (loss) per share from continuing operations — basic and diluted	$0.01	$0.00	$(0.01)	$(0.02)
Net income (loss) per share — basic	$0.01	$0.00	$(0.00)	$(0.02)
Net income (loss) per share — diluted	$0.01	$0.00	$(0.00)	$(0.02)
Weighted average number of shares outstanding — basic	94,071,162	94,071,162	88,166,015	88,166,015
Weighted average number of shares outstanding — diluted	96,141,115	96,141,115	88,166,015	88,166,015

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

(in thousands)	Nine months ended March 31, 2007	Three months ended March 31, 2006	Nine months ended March 31, 2006

Revenue	$28,855	$8,229	$20,219
Net (loss) income	(2,157)	524	686
(Loss) income per share	$(0.02)	$0.01	$0.01

9.   Intangible Assets

Intangible assets consist of the following:

(in thousands)	March 31, 2007	June 30, 2006
Depreciable intangibles:
Customer relationships	$9,470	$7,373
Developed technology	11,950	8,158
	21,420	15,531
Less: accumulated amortization	(5,819)	(2,825)
	15,601	12,706

Non-depreciable intangibles:
Trade names	7,752	7,070
Total intangible assets, net of amortization	$23,353	$19,776

The following table outlines the Company’s intangible assets, by acquisition, as of March 31, 2007:

(in thousands)	Gross amount	Accumulated amortization	Balance at March 31, 2007
Lyris Technologies:
Customer relationships	$4,113	$(1,400)	$2,713
Developed technology	4,078	(1,538)	2,540
Tradenames	4,720	—	4,720
Subtotal	12,911	(2,938)	9,973

EmailLabs:
Customer relationships	3,260	(961)	2,299
Developed technology	4,080	(1,202)	2,878
Tradenames	1,569	—	1,569
Subtotal	8,909	(2,163)	6,746

ClickTracks:
Customer relationships	1,600	(200)	1,400
Developed technology	3,100	(387)	2,713
Tradenames	1,200	—	1,200
Subtotal	5,900	(587)	5,313

Hot Banana:
Customer relationships	497	(44)	453
Developed technology	692	(87)	605
Tradenames	263	—	263
Subtotal	1,452	(131)	1,321

Total of all acquired intangibles	$29,172	$(5,819)	$23,353

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

11.   Note Payable

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

12.   Convertible Bridge Loan, Rights Offering

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

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.  For option grants issued in the three months ended March 31, 2007 the following weighted average assumptions were used:

Risk-free rate	4.51% - 4.83%
Expected dividends	$ -
Expected market price volatility	47%
Expected years until exercise	4.5 years

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

15.   Net Income (Loss) Per Share

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

The following table sets forth the computation and reconciliation of net income (loss) per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Income (loss) from continuing operations	$313	$767	$(2,284)	$1,754
Gain on disposal of discontinued operations, net of tax	73	108	560	448
Net income (loss)	$386	$875	$(1,724)	$2,202

Weighted average shares outstanding:
Basic	94,071,162	83,208,332	88,166,015	83,099,726

Effect of dilutive securities:
Stock options	2,069,953	1,316,789	—	1,185,906

Diluted	96,141,115	84,525,121	88,166,015	84,285,632

Income (loss) per share from continuing operations: basic and diluted	$0.00	$0.01	$(0.02)	$0.02

Gain per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$0.00	$0.01

Net income (loss) per share: basic and diluted	$0.00	$0.01	$(0.02)	$0.03

The following potential common shares have been excluded from the computation of diluted net income per share for the three and nine months ended March 31, 2007 because their inclusion would have been antidilutive:

	For the Three Months Ending March 31, 2007	For the Nine Months Ending March 31, 2007
Outstanding common stock options	3,728,049	11,633,156

16.   Comprehensive Income (Loss):

The following table shows the computation of comprehensive income (loss):

	Three months ended March 31, 2007	Three months ended March 31, 2006	Nine months ended March 31, 2007	Nine months ended March 31, 2006

Net income (loss)	$386	$875	$(1,724)	$2,202
Other comprehensive income (loss):
Foreign currency translation adjustments	36	—	(72)	—
Total comprehensive income (loss)	$422	$875	$(1,796)	$2,202

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

21.   Treasury Stock

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

On October 11, 2005, Halsey acquired all of the outstanding capital stock of EmailLabs, an email marketing and technology company based in Menlo Park, California, for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  $19.5 million of this purchase price was paid in cash at closing with $2.3 million funded by EmailLabs’ available cash and the remainder was funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank (See Note 19 to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”) and $500,000 of this purchase price was held back pursuant to minimum working capital requirements.  This holdback and the final working capital adjustment were paid during the quarter ended March 31, 2006.  The EmailLabs purchase agreement also includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  The Company paid the first $1.725 million installment to the former EmailLabs’ stockholders on October 13, 2006.  EmailLabs has achieved all revenue targets and, as a result, we have accrued the liability for the second installment in the current portion of our Balance Sheet at March 31, 2007.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  These refunds were paid in September 2006.  With the acquisitions of Lyris and EmailLabs, Halsey became a leading email marketing company with over 5,000 customers worldwide.

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

The following is a summary of revenue for each of the Company’s subsidiaries for the three month periods ended March 31, 2007 and 2006:

	Three months ended March 31, 2007	Three months ended March 31, 2006

Lyris Technologies	$5,241,051	$4,027,023
Uptilt, Inc (EmailLabs)	3,715,773	2,968,391
ClickTracks	1,064,052	—
Hot Banana Software	327,494	—

Total	$10,348,370	$6,995,414

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

Interest expense

Interest expense was $685,000 for the three months ended March 31, 2007, compared to $387,000 for the three months ended March 31, 2006.  The increase in interest expense of approximately $298,000 is primarily due to $252,000 of amortization, as non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006; an increase of $80,000 due to interest on the LDN Stuyvie promissory note; and a decrease of $34,000 of interest on our revolving line of credit with Comerica.

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

Net income

Net income was $386,000 for the three months ended March 31, 2007, compared to $875,000 for the three months ended March 31, 2006. The primary reason for the decrease of approximately $489,000 is an increase in research and development of $246,000.

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

Interest expense

Interest expense was $2.8 million for the nine months ended March 31, 2007, compared to $918,000 for the nine months ended March 31, 2006.  The increase in interest expense of approximately $1.9 million is primarily due to $1.3 million of amortization, as non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006; an increase of $437,000 due to interest on the LDN Stuyvie promissory note; and an increase of $157,000 of interest on our revolving line of credit with Comerica.

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

Net (loss) income

Net loss was $1.7 million for the nine months ended March 31, 2007, compared to net income of $2.2 million for the nine months ended March 31, 2006. The primary reasons for the decrease of approximately $3.9 million are increases in research and development of $1.2 million and interest expense of $1.9 million.

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

Cash Flows

Net cash provided by continuing operating activities was $3.0 million for the nine month period ended March 31, 2007, compared to $4.0 million for the nine month period ended March 31, 2006. The Company had a net loss of $1.7 million offset by non-cash add-backs of $3.6 million for depreciation and amortization, 1.3 million for the beneficial conversion feature of convertible promissory note and $511,000 for non-cash compensation.  Other adjustments and working capital charges include a decrease of $2.1 million due to the increase in accounts receivable, an increase of $620,000 due to the increase in deferred revenue, an increase of $522,000 due to the decrease in prepaid expenses, an increase of $847,000 due to the increase in accrued interest and a decrease of $181,000 due to the decrease in accrued expense.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the of the period covered by the Original 10-Q, Luis A. Rivera, our Chief Executive Officer and Joseph Lambert, our Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as the Original 10-Q and this Amendment, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on these evaluations, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the Original 10-Q.  However, on September 15, 2007, the Company’s Certifying Officers determined that, for the reasons discussed below, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by the Original 10-Q.

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

Controls over the application of accounting policies are within the scope of disclosure controls.  Therefore, management has concluded that there existed a material weakness in the Company’s internal controls over financial reporting as of the end of the period covered by the Original 10-Q and this Amendment.  Management of the Company and the Audit Committee considered what changes, if any, are necessary to the Company’s disclosure controls and procedures to ensure that the errors described above would not re-occur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.  In its review, management and the Audit Committee noted that the error described above did not result from the failure of the Company’s disclosure controls and procedures to make known to management (including the Chief Executive Officer and Chief Financial Officer) and the Company’s independent registered public accounting firm the facts concerning the Company’s issuance of the LDN Stuyvie Note or the terms thereof.  Rather, the error resulted from the lack of understanding by the Company’s accounting staff of the technical and complicated guidance related to accounting for the beneficial conversion features within convertible instruments such as the LDN Stuyvie Note.  Accordingly, the Audit Committee, in consultation with management, has determined that these matters may be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent registered public accounting firm to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b) additional education and professional development for the Company’s accounting staff, including the Chief Financial Officer, on new and existing accounting pronouncements and their application, and (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements.  Accordingly, the Audit Committee has recommended to management and management has agreed that the Company’s accounting staff, including its Chief Financial Officer, undertake additional training on an accelerated basis and that such training, in view of the complexity of certain generally accepted accounting principles and other matters, be ongoing.

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

3.2

First Amended and Restated Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2001).

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

1.05

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