Form 10-K
period 2007-06-30
JL HALSEY CORP
filed 2007-09-26
CIK 1166220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

As of December 29, 2006, the aggregate market value of the shares of common stock held by non-affiliates was approximately $39,377,801 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.)

There were 96,330,675 shares of the Registrant’s common stock outstanding as of September 5, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain portions of the proxy statement for the annual stockholders meeting to be held on or about December 11, 2007.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

FORM 10-K – FISCAL YEAR ENDED JUNE 30, 2007

Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements related to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Business — Risk Factors” This section, along with other sections of this Annual Report, describe some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations and have a material adverse effect on our business, financial condition and results of operations as well as the value of our common stock. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “we,” “us” and “our” refer to J.L Halsey Corporation and its subsidiaries.

ITEM 1.        BUSINESS

Overview

J.L. Halsey Corporation, through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks Analytics, Inc. (“ClickTracks”), and Hot Banana Software, Inc. (“Hot Banana”) is a leading digital marketing technology and services firm.  Our email marketing software and services provide clients with solutions for creating, managing and delivering online, permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  We offer our email solutions in two forms: as software that is downloaded and installed on customers’ computers, and as a hosted solution in which customers use our software through an internet connection.  Through ClickTracks and Hot Banana, we also offer website analytics software and services, and website content management software and services.

On August 18, 2006, we acquired ClickTracks and Hot Banana.  ClickTracks is a Web analytics provider based in Santa Cruz, California, and Hot Banana is an e-marketing Web content management company based in Ontario, Canada.  ClickTracks’ web analytics software and services provide clients with leading solutions for analyzing the behavior of visitors to their websites and managing pay-per-click (PPC) campaigns.  We offer our analytics solutions in two forms:  as software that is downloaded and installed on customers’ computers, and as a hosted solution in which customers use our software through an internet connection.  Hot Banana is a Web Content Management Suite (Web CMS) that assists marketers in managing a Web site’s content creation, publishing and optimization process.  Clients use Hot Banana to achieve greater efficiencies and realize more revenue through more efficient control of their corporate web sites, intranets, extranets, landing pages and micro marketing sites.  Hot Banana sells its software on an installed basis and as a hosted solution in which the customer uses the software through an internet connection.

Our Products and Services

Email Marketing

ListManager.  Corporations, government agencies, not-for-profit organizations, political campaigns, universities, and other groups and organizations have large lists of people with whom they want to communicate by email.  These lists can range from hundreds to thousands to millions of email addresses.  For the past thirteen years, Lyris has developed and licensed software, called ListManager, which can manage these email address lists. This software enables customers to develop, send and monitor complex email mailings reliably.  The software also permits organizations to design email campaigns that are customized to their members’ preferences.

Lyris offers hosted email marketing solutions based on the ListManager platform under two brands: ListHosting and SparkList.  These services enable clients to create, send and monitor email campaigns with only a web browser and without the need for their own engineering and equipment support.  For these clients, email administration and security are outsourced and they can manage mailing lists, as well as direct marketing campaigns, newsletters and discussion groups, while supported by Lyris’ data facility and technical staff.

Over ninety percent (90%) of Lyris’ revenues come from the licensing of ListManager software, the sale of support and maintenance services for ListManager software and from the sale of the use of ListManager software on a hosted basis.

EmailLabs.  For the past eight years, EmailLabs has developed and licensed software called EmailLabs, which manages email lists similar to those managed by Lyris.  This software enables customers to develop, send and monitor complex email mailings reliably and to customize the design of the mailings to their members’ preferences.  Customers obtain the benefits of EmailLabs functionality primarily by logging onto EmailLabs’ servers via the internet on a hosted basis.

Over ninety-seven percent (97%) of EmailLabs’ revenue comes from the sale of the use of EmailLabs on a hosted basis, and from related support and maintenance services.

Web Analytics Software.  For the past five years, ClickTracks has developed and licensed web analytics software.  ClickTracks offers three different types of products, all of which enable customers to track and report on basic statistics about the behavior of visitors to their websites.  These products use the same code base and are branded Optimizer, Professional, and JDC.  ClickTracks also sells software to agencies and ISPs (internet service providers) which run the software on behalf of other customers.  Most of ClickTracks’ revenue comes from the sale of installed software, the sale of maintenance and support services, and from the sale of the use of ClickTracks’ software on a hosted basis.

Web Content Management Software.  Hot Banana, which sells two products, is the successor organization to a company founded in 2001.  The first is Hot Banana Web Content Management Suite, which enables customers to manage content across their different web properties more easily, including corporate web sites, intranets, extranets, landing pages and micro marketing sites.  The second is Hot Banana Active Marketing Suite, which integrates several features including content management, web analytics, email marketing, and event registration to enable marketing professionals to effectively plan and execute web-centric marketing campaigns.  Most of Hot Banana’s revenue comes from the sale of software on an installed basis together with professional services, including creative design, content creation, and other web site development services.

Other Products. In November 2004, Lyris acquired Piper Software Company and its EmailAdvisor product, which is sold on a hosted basis.   EmailAdvisor is a deliverability monitoring tool that helps facilitate the delivery of legitimate email while taking into account the complexity of different email programs.  With the tremendous increase in spam (see “U.S. and Foreign Government Regulation” below), many ISPs, network administrators and others now deploy anti-spam filters to prevent spam from entering their email inboxes.  Many of these anti-spam filters unfortunately block legitimate emails that people want to receive.   EmailAdvisor helps email senders minimize the chance that legitimate email is wrongly blocked.

Lyris also sells email security and antispam software.  This product, called MailShield, is a server-based email filtering application that allows organizations to proactively manage and prevent unauthorized inbound and outbound email.   MailShield is used at the enterprise level to block spam and email viruses and prevent relay abuse by which spammers exploit servers to send their mail, and also to filter content contained in outbound email

Finally, Lyris offers another software product called MailEngine.  MailEngine is an SMTP Mail Transfer Agent (“MTA”).  This is the software that actually sends the email out through the internet’s mail system.  Companies partner MailEngine with their own internal systems to send high volumes of email.

Customers

Over 8,000 customers have purchased our software products and more than 2,000 customers use our software on a hosted basis.  Our customers include several departments of the U.S. government, national political campaigns, local governments and political campaigns, Fortune 500 and smaller companies including many top software companies, and some of the largest and most reputable academic organizations, charitable organizations and athletic teams.

Strategy

Our primary goal is to create value for our stockholders by creating and delivering efficiently and profitably a leading set of products to our customers.  We hope to sell products and services at a quality and price points that deliver value for our customers.  To accomplish these goals and objectives, our aim is to become a leader in developing and selling technology solutions for digital marketers, primarily focusing on small and medium-size organizations.  We intend to achieve this objective by improving and diversifying our current product offerings through research and development, by unifying our products to offer a bundled offering incorporating next-generation technology, and through select strategic acquisitions.  We believe an opportunity exists to provide a wider array of services to our clients and in particular, provide more integrated solutions that satisfy the needs of our customers.  Because we operate in a fragmented market, characterized by a large number of small competitors and a handful of medium-sized competitors, we believe there may be an opportunity to create stockholder value by acquiring competing and complementary businesses or by partnering to include their technology in an integrated suite.

Sales and Marketing

Our sales and marketing activities are based in our Emeryville, California headquarters with additional personnel in Menlo Park and Santa Cruz, California and in Barrie, Ontario.  The sales team is structured by product, with teams focused on the respective brands.  The sales team also includes a group of account managers who focus on retention and developing new business from our largest clients.  As of June 30, 2007, our sales and marketing organization consisted of 53 employees.  Our marketing efforts consist of trade shows, business development activities including technology, agency and referral partnerships, limited print advertising, and internet advertising including “pay-per-click” (PPC) marketing on major search engines such as Google and Yahoo.

Customer Service, Support and Operations

We believe that continuous data center operations and quality customer service and support are crucial to our success in selling software and hosting services.

We currently lease space and services in secure co-location data facilities in Fremont, Novato, Santa Clara and Menlo Park, California and in Parsippany, New Jersey.  These facilities have redundant electrical generators and UPS power supplies, fire suppression systems, and 24x7 physical security that protect the facilities.  Our network software constantly monitors our systems and notifies systems engineers if any unexpected conditions arise.

We provide customer service and support in differing levels depending on the product purchased.  ListManager software customers receive “included support,” which provides free web access to our online support databases and thirty days of email assistance.  Customers may also purchase two levels of paid support.  The first level, referred to as Essential Support, provides email assistance and free access to minor upgrades during the term of the support contract.  The second level, referred to as Comprehensive Support, includes email and telephone support (subject to certain limits) and free access to minor and major upgrades for one year.

For our hosted email offerings, including EmailLabs, SparkList and Lyris ListHosting, we offer free access to our online support databases and web seminars on the fundamentals of our hosted products as well as on the basics of email marketing and communication.  Upgrades are automatically deployed to clients since the service is provided using our servers on a hosted basis.  EmailLabs’ standard contract allows for two hours of phone support per month, with a fee for additional hours used.  In addition, each client goes through a standard one to two-hour personalized training session.  Additional customized training sessions are available at a charge.

ClickTracks provides technical support via an online ticketing system to all existing customers under a current maintenance contract (based on named key contacts).  Normal support hours are 6am to 6pm US Pacific Time, and 8am to 5pm in the UK.  ClickTracks typically responds on the same day that questions are received.  ClickTracks periodically releases software updates with basic product improvements.  All customers can download these updates, free of charge, through ClickTracks’ website.  Major upgrades are included in the regular yearly maintenance contract.  Major upgrades include all new features and enhancements to the software (beyond the product updates available to all users).  Customers who require more personalized technical support can also purchase the Premium Support package.  Premium Support guarantees four-hour response time and priority routing of issues to an engineer.  Premium Support is 30% of the license price per year.

Hot Banana provides application support for phone and email queries to all clients.  Other online help tools also are provided.  Each client goes through an implementation process for a fee, and additional customization training sessions are also available at a charge.  Upgrades to the Hot Banana product are automatically deployed to clients at no charge since it is delivered as a hosted service.

As of June 30, 2007, our operations, customer service and support organization had 28 employees.

Technology

Our products are written in several computing languages, including Flex, Cold Fusion, C, C++, C#, and TCL, among others.  They are designed to run in conjunction with a number of different commercial database servers, including mySQL, Microsoft SQL Server and Oracle.  Lyris’ and EmailLabs’ platforms are designed to handle hundreds of thousands of emails per hour, while emphasizing reliability, availability and security.  They automatically handle bounces due to invalid email addresses and track user activity after receipt of the emails, such as open detection, clickthrough tracking and purchase tracking.  The information gathered from user activities is digested into reports and can be used for initiating further email campaigns.

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

Research and Development

Because we compete in technology markets, we must try to continually innovate as fast or faster than our competition. We are committed to supporting and updating our core technology and to expanding our product offerings to provide a leading set of products that meet the needs of our customers.  We are continually reinvesting resources in product development.

Historically, we have released major upgrades to our flagship products every 12 to 16 months and have augmented these offerings with periodic minor upgrades.  As of June 30, 2007, we have approximately 61 engineers who are engaged in maintaining our current products and researching, developing, testing and deploying new versions of our software.

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

•                  Performance and scalability;

•                  Price and total cost of ownership;

•                  Stability and reliability;

•                  Quality of customer service and support;

•                  Brand name and reputation; and

•                  Ability to provide services in a secure environment and maintain the confidentiality of customer data.

Email Marketing Markets.  The market for email marketing software and hosted email marketing services is fragmented with many participants, and we have several types of competitors.  Some of these competitors offer an on-premise software solution, others offer a hosted service, and still others offer both, as we do.

There are many small, privately-held competitors, particularly on the hosted side.  Many competitors price their products below ours.  At the higher end of the email marketing market, there are a number of large companies that compete with either an integrated offering or that compete with large staffs of people who help customize the applications for their customers’ needs.  Among the companies that include email marketing in an integrated offering are CRM software vendors such as Siebel, EMM software vendors such as Unica, outsourced e-commerce solution providers such as Digital River, database marketers such as Experian (which owns CheetahMail), Axciom (which owns Digital Impact) and Harte Hanks (which owns PostFuture).  Alliance Data Systems’ Epsilon division offers email marketing services under the brand names BigFoot Interactive and DartMail as part of an integrated solution.  Other competitors include Silverpop, Responsys, Exact Target, Constant Contact and SubscriberMail.

Email Security and Anti-Spam Markets.  In the email security and anti-spam markets, there are a number of very large competitors and several well-funded start-up competitors.  Large companies who operate in this market include Symantec, Cisco, McAfee, Microsoft, Tumbleweed and Trend Micro.  Additionally, many other privately held companies compete in this space, many of whom have raised significant funding from private investors.  Some of the larger privately-held companies include Proofpoint, MXLogic, Sophos, Kaspersky Labs, and Cloudmark.  Other competitors provide enabling anti-spam technology rather than an end-user solution.  Examples of such companies include Mailshell, Commtouch and MailFrontier (acquired by SonicWall).  Email security and anti-spam markets are among the most competitive of all markets in the high tech space.

Web Analytics Market.  In the web analytics market, there are a number of large competitors and several well-funded start-up competitors.  Large companies who operate in this market include Visual Sciences, WebTrends, Omniture, CoreMetrics, and Urchin (acquired by Google).  Additionally, many other smaller, privately held companies compete in this space, including Indextools, OneStat, and Manticore Technology.  The web analytics market is among the most competitive of all technology markets.

Web Content Management Market.  In the web content management market, there are a number of very large competitors and several well-funded start-up competitors.  Large companies who operate in this market include EMC (through its Documentum subsidiary), Interwoven, Silver Lake Software, Hummingbird, and Vignette Software.  Additionally, many other smaller privately held companies compete in this space, including CrownPeak, Clickability, Ektron, PaperThin, and FatWire.

Intellectual Property

We have filed several patent applications.  One covers some of the technology developed for EmailAdvisor, while four are related to technology and processes developed for ClickTracks.  We enter into confidentiality and proprietary rights agreements with our employees, consultants, and other third parties in order to try to protect our trade secrets and intellectual property.  In recent years, many software companies have filed patents covering their technologies.  Many of these patents have yet to be litigated.  Others may develop technologies that are similar or superior to our technology and may receive and enforce patents on such technology.  We are aware of several issued or pending patents that may be asserted against us.

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

We believe strongly that emailers should send email only to those who have requested or given permission (twice) for email to be sent.  We do not permit any of our hosted customers to send SPAM, and we require by contract that our software purchasers and hosted clients comply with CAN-SPAM.  Additionally, Lyris sells an anti-spam solution, called MailShield.

Corporate Background

Acquisition of Lyris

On May 12, 2005, we acquired all of the outstanding capital stock of Lyris.  The purchase price was $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris’ achieving specified revenue targets, on the second anniversary of the closing date with interest equal to 10% per annum.  The specified revenue targets stated in the promissory note were attained.  On March 31, 2007, this note was amended to extend the maturity date to November 12, 2008.  In addition, the amendment provided for the following payments (constituting both principal and interest): (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; and (c) $4,687,666 due November 12, 2008.  We paid $1,000,000 on May 14, 2007.  With this acquisition, we became a leading email marketing company with over 5,000 customers worldwide.

Acquisition of EmailLabs

On October 11, 2005, we acquired all of the outstanding capital stock of EmailLabs for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  Of this purchase price, $19.5 million was paid in cash at closing of which $2.3 million was funded by EmailLabs’ available cash.  $500,000 of the purchase price was held back as security against EmailLabs meeting certain agreed upon minimum working capital requirements.  This holdback, less the final working capital adjustment, was paid during the quarter ended March 31, 2006.  The agreement also includes contingent merger consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  We paid the first $1.725 million installment to the former EmailLabs’ stockholders on October 13, 2006.  EmailLabs has achieved all revenue targets and, as a result, we have accrued the liability for the second installment in the current portion of our Balance Sheet at June 30, 2007.  With this acquisition, we extended our role in the email marketing market.

Acquisition of ClickTracks

On August 18, 2006, we acquired all of the outstanding capital stock of ClickTracks for approximately $8.5 million in cash and $2.8 million of our common stock issued to certain security holders of ClickTracks.  Pursuant to the purchase agreement, we agreed to additional payments totaling approximately $3.8 million in the event ClickTracks achieves future revenue targets and working capital adjustments.  In accordance with an agreement between us and John Marshall, the former President of ClickTracks Analytics, Inc. dated March 13, 2007, Mr. Marshall, acting in his capacity as the representative of the former stockholders of ClickTracks, acknowledged that the revenue targets for the initial post-closing payment would not be met.  Then, pursuant to an agreement between us and Mr. Marshall (again acting as representative of the former ClickTracks stockholders), dated June 8, 2007, Mr. Marshall waived all rights to any future payments under the original purchase agreement.  On July 2, 2007, we purchased 2,226,006 shares of our common stock at a purchase price of $0.75 per share, (or $1,669,504.50 in the aggregate) from John Marshall, the former president of ClickTracks in accordance with an Agreement that was entered into between us and Mr. Marshall on June 8, 2007. These shares represented the number of shares Mr. Marshall received from us on August 18, 2006, as part of our acquisition of ClickTracks.

Acquisition of Hot Banana

On August 18, 2006, we acquired all of the outstanding capital stock of Hot Banana, for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($670,661 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments. In March 2007 we paid approximately $94,000 Canadian ($81,000 U.S.) and in May 2007 we paid approximately $94,000 Canadian ($86,000 U.S.) to the former owners of Hot Banana for the first and second installments of the technology integration earn-out. In April 2007, we paid approximately $336,000 Canadian ($299,000 U.S.) to the former owners of Hot Banana for the final working capital adjustment.  We believe that it is probable that Hot Banana’s performance will result in contingent payments for revenue targets to the sellers of Hot Banana and, as a result, we have recorded $487,858 as a liability in the current and long-term portions of our Balance Sheet as of June 30, 2007.

Discontinued operations

We are the successor to NovaCare, Inc. (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on us and our competitors and customers.  The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics and prosthetics (O&P) and physical rehabilitation and occupational health (PROH) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  NovaCare’s former employee services segment was disposed of through the sale of NovaCare’s interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of these businesses, we repaid all of NovaCare’s bank debt in the summer of 1999, and in January of 2000 we retired NovaCare’s publicly-traded subordinated debt.

We sold the NovaCare name as part of the sale of the PROH business and we subsequently changed our name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction approved by our stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary. The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on our common stock in order to preserve our federal income tax net operating losses.

Prior to the acquisitions of Lyris, EmailLabs, ClickTracks and Hot Banana, we spent several years maximizing remaining assets, including old accounts receivable, Medicare receivables and appeals, and tax items, and minimizing liabilities retained after the sales of the operating businesses.  We have collected virtually all of the receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from our prior operations.  None of our current executives or directors were associated with us prior to, or at the time of, the sale of the NovaCare healthcare operating businesses in 1999.

ITEM 1A. RISK FACTORS

The following section describes risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.  The risks described below are not the only risks facing us. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  This Annual Report on Form 10-K is qualified in its entirety by these risks.  This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.   The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Our business is substantially dependent on the market for email marketing.

More than 90% of our revenue comes from the market for email marketing — from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services.  The remainder of our revenue, with the acquisitions of ClickTracks and Hot Banana, comes from Web analytics and content management.  The markets for email marketing, web analytics, marketing content management and related services are relatively new and still evolving.  There can be no certainty regarding how or whether these markets will develop, or whether they will experience any contractions.

Seasonal trends may cause our quarterly operating results to fluctuate, which may adversely affect the market price of our common stock.

The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months. We believe our business is also affected by similar revenue fluctuations, but our limited operating history and the impact of our acquisitions and the integration of those acquisitions make it difficult to predict the magnitude of these effects. Because we may experience these effects, investors (and, possibly, securities analysts) may not be able to predict our quarterly or annual operating results. If we fail to meet expectations of securities analysts and investors, our stock price could decline.

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

Adoption of email as a communications medium depends on the ability to prevent junk mail, or “spam,” from overwhelming a subscriber’s electronic mailbox.  In recent years, many companies have evolved to address this issue and filter unwanted messages before they reach customers’ mailboxes.  In response, spammers have become more sophisticated and have also begun using junk messages as a means for fraud.  Email protection companies in turn have evolved to address this new threat.  However, if their products fail to be effective against spam, adoption of email as a communications tool will decline, which would adversely affect the market for our services.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, reduced gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick (acquired by Google), Responsys, Experian, Silverpop, Bigfoot Interactive, Exact Target, Constant Contact and InfoUSA, web analytics providers such as Omniture, Core Metrics, Visual Sciences and WebTrends, and Urchin (acquired by Google), web content management providers such as Interwoven and Vignette Software, Silver Lake Software and many other smaller privately held companies, including Indextools, OneStat, and Manticore Technology. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. Because currently pending patent applications are not publicly available for certain periods of time, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties.  As a general matter, we do not search patent office files for patents or patent applications that we may possibly infringe.  We are aware of several patents that potentially may be asserted against us.

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

Our business could be negatively impacted by new laws or regulations applicable to online direct marketing or the Internet or the application of existing laws and regulations to online direct marketing or the Internet. There is a growing body of laws and regulations applicable to access to, or commerce on, the Internet. Moreover, the applicability to the Internet of existing laws is uncertain and may take years to resolve. Due to the popularity and wide-spread use of the Internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation, antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the Internet or online direct marketing, which could, in turn, decrease the demand for our services and prohibit, limit or increase the cost of our doing business.

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

We currently are, and in the future expect to continue to be, substantially dependent on our direct sales force to obtain new customers and to manage our customer relationships. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend in large part on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our service will suffer.

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

Hot Banana is based in Ontario, Canada and has significant revenues there.  The success and profitability of our international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, tax laws and changes in the value of the U.S. dollar versus the local currencies in which Hot Banana’s business may be denominated.  Specifically with currency risks, we do not currently utilize derivative instruments to hedge an exposure to fluctuation in foreign currency, including the Canadian dollar, and our revenues may decrease as a result of such fluctuations.

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing.   In addition, under the terms of the agreements governing our four acquisitions, we are required to make additional payments to the sellers of the businesses if certain conditions are met.  We believe that some of these conditions are likely to be met, and, therefore, have classified specified payments on our balance sheet as short-term or long-term debt.  Our principal use of cash in the future will be the payment of earn-outs related to our acquisitions and the pay down of debt.  Based on our current projections, we believe we will be able to make these payments with our available resources.  If however, operating results deteriorate or other adverse events occur, we will not have adequate resources to make these payments and we may be forced to seek additional resources.  There is no certainty that we will be able to raise additional equity or other capital, or the terms on which such capital may be raised will be favorable to us.  The terms of any new capital may be superior to, or dilutive to, the existing common shareholders.

Restrictions in the agreements with our lenders may inhibit our ability to grow.

We borrowed money to purchase EmailLabs and Hot Banana.  Our agreement with Comerica, N.A., our senior lender, places certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA ratios, and our ability to buy additional businesses, among other restrictions.

Risks related to us and Investment in our Common Stock

Internet-related stock prices are especially volatile, and this volatility may depress our stock price or cause it to fluctuate significantly.

The stock market, and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include, but are not limited to:

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

As of July 31, 2007, our executive officers and directors and entities affiliated with them beneficially own or have options exercisable within 60 days to purchase, in the aggregate, approximately 40.3% of our common stock.  The chairman of our board of directors, Mr. William T. Comfort, III, both individually and as general partner of LDN Stuyvie Partnership beneficially owns 36.2% of our common stock.  These stockholders together have, and Mr. Comfort himself has, the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

We are a small company without securities analyst coverage at the present time and there is limited trading of our stock.

Trading markets for common stock rely in part on the research and reports that industry or financial analysts would publish about us or our business. Currently, no securities analysts cover our stock.  As a result, we lack visibility in the market.  In addition, if one or more analysts initiate coverage with an unattractive rating, our stock price would likely decline rapidly.  There is also little liquidity in the trading of our stock and therefore it may be more difficult for investors to sell our common stock.  Sales of large blocks of stock may have a significantly greater negative impact because of the lack of liquidity.

The stock transfer restrictions implemented in the merger of NAHC, Inc. and J. L. Halsey Corporation may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by stockholders to replace or remove the current management.

The shares of common stock issued by us in the merger with our former parent company, NAHC, Inc., are subject to transfer restrictions that, in general, prevent any individual stockholder or group of stockholders from acquiring in excess of 5% of our outstanding common stock. The types of acquisition transactions that we may undertake will be limited unless our board of directors waives the transfer restrictions. The transfer restrictions also may make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of our outstanding shares of common stock, unless that stockholder held more than 5% of our common stock before the merger or our board of directors specifically authorizes the acquisition of more than 5% of our common stock.

We may not be able to realize the benefits of our NOL carryforwards.

Our ability to use our potential tax benefits derived from our net operating loss carryforwards in future years will depend upon the amount of our otherwise taxable income. If we generate insufficient taxable income in future years, the NOLs will not be needed or used and therefore will provide no benefit to us. If we experience a change of ownership within the meaning of Section 382 of the Internal Revenue Code, we will not be able to realize the benefit of our net operating loss, capital loss and tax credit carryforwards.

There are uncertainties related to legacy assets and liabilities.

We continue to manage a relatively small number of legacy assets and liabilities remaining from the period prior to the sale of our operating businesses in 1999.   These remaining legacy assets consist of restricted cash, old receivables that are the subject of litigation or arbitration, and appeals of Medicare related claims.  We have established significant reserves against these assets because of the uncertainty regarding our ability to collect them.

We are defending one remaining lawsuit against us. Our management believes that we should prevail in this case.  However, there is uncertainty and cost related to the claim.   The outcome of this matter is not possible to predict and the current reserves include only estimates of the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against us. For more information regarding this lawsuit, please see Note 18 to the Condensed Consolidated Financial Statements.

Provisions in our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of us or changes in our management and, therefore, depress the trading price of our common stock.

In addition to the provisions to protect our NOLs, our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent us from having a change of control or changes in our management that our stockholders may deem advantageous. These provisions:

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

Insurance

We currently purchase insurance policies to cover the ongoing liability and property risks arising out of our current operations.

Although we purchased professional liability tail coverage insurance for periods prior to the sales of our previous healthcare businesses, the insurer, PHICO Insurance Company, has been declared insolvent and is no longer able to pay claims on our behalf (see “Legal Proceedings”).

Employees

At June 30, 2007, we had 162 employees. Our employees are not represented by any labor union and we are not aware of any current activity to organize any of our employees.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None

ITEM 2.         PROPERTIES

Our principal office is located at 103 Foulk Rd, Suite 205Q, Wilmington, DE 19803 where we lease approximately 112 square feet of office space. Our subsidiaries lease office space in California, Delaware, Pennsylvania, Nevada and Ontario, Canada.

A summary of our significant leased office facilities at June 30, 2007 are as follows:

Location	Approximate Number of Square Feet Leased	Expiration of Lease

Emeryville, California	19,500	October 2009
Menlo Park, California	14,500	April 2008
Santa Cruz, California	11,000	December 2009
Barrie, Ontario	6,400	December 2008
Round Rock, Texas	1,168	January 2008
Wayne, Pennsylvania	837	September 2008
Wilmington, Delaware	112	September 2007

Our remaining lease obligation as of June 30, 2007 for all of our facilities is $1.7 million.

ITEM 3.         LEGAL PROCEEDINGS

NovaCare v. Stratford Nursing Home.  We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146,000, which we have fully reserved.  Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million.  We believe that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of June 30, 2007, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and we have reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against us or a settlement.

NC Holdings v. United Rehabilitation Services, Inc. et.al.  We filed this collection lawsuit in October 2006, to recover prudent buyer receivables in the amount of $897,907, which we have fully reserved. This action was filed in United States District Court – for the Eastern District of Wisconsin (Civil Action No.06-C-1085).  We believe our claims for breach of contract and unjust enrichment will prevail, however, the outcome of this action is not possible to predict.

O’Leary v. Joyner Sports Medicine  We are a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to us. As a result, PHICO will not be permitted to pay any claims on our behalf; however, the remaining claims were transferred to various state guaranty funds.  Since 2002, state insurance guaranty funds have paid the amounts due for liability claims settlements on our behalf.  Based on our discussion with the state guaranty funds and a review of claims during the third quarter of 2004, we now believe that a payment may be required to settle the professional liability claim that may exceed the amount available to us under the applicable state guaranty fund limits.  We recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  A ruling in February 2006, by the Superior Court of New Jersey may free this state guarantee fund from contributing their limit to any settlement on our behalf.  Because of this ruling, we have increased our reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim; therefore, in the event that our current reserve assessment is incorrect, we will be required to fund any amount in excess of the reserve amount.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2007, no matters were submitted to a vote of the security holders.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol JLHY.OB.  Trading of our common stock on OTCBB commenced on December 3, 1999.  Our common stock was previously traded on the New York Stock Exchange (the “NYSE”) under the symbol NOV until November 22, 1999. Our common stock traded on the OTCBB under the symbol NAHC until June 17, 2002.  On July 30, 2007 there were 540 holders of record of common stock.

The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

	High	Low

Year Ended June 30, 2007:
First Quarter	$1.13	$0.77
Second Quarter	0.91	0.66
Third Quarter	0.84	0.70
Fourth Quarter	0.91	0.70

Year Ended June 30, 2006:
First Quarter	$0.79	$0.50
Second Quarter	0.73	0.51
Third Quarter	0.76	0.53
Fourth Quarter	0.96	0.67

With the exception of 2-for-1 stock splits of common stock affected in the form of stock dividends in June 1987 and July 1991, no other dividends have been paid or declared on common stock since our initial public offering on November 5, 1986.  We do not expect to declare any cash dividends on common stock in the foreseeable future.

ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere herein.

We disposed of our previous healthcare operating segments in 1999 and from that time period until May 11, 2005, our activities had consisted of managing the legal proceedings against us, attempting to realize its assets, general administrative matters and searching for potential acquisition candidates.

The selected financial data below includes data of Lyris beginning from May 12, 2005, data of EmailLabs beginning from October 11, 2005 and data from ClickTracks and Hot Banana from August 18, 2006. Accordingly, the accompanying selected financial data for periods prior to May 12, 2005 reflects only our assets and liabilities and results of operations as discontinued operations except for its remaining general and administrative activities which were treated as continuing operations.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except share and per share amounts)

	Years Ended June 30,
	2007 (3)	2006 (2)	2005 (1)	2004	2003
Statement of Operations Data:
Software revenues	$8,045	$5,331	$796	$—	$—
Services revenues	30,960	19,022	1,411	—	—
Gross Profit	26,965	17,597	1,760	—	—
(Loss) income from continuing operations	(775)	2,986	(434)	(2,186)	(3,189)
Income tax provision	544	827	77	—	—
Gain on disposal of discontinued operations, net of tax	1,670	407	281	4,941	4,067
Net income (loss)	351	2,566	(230)	2,755	878
(Loss) gain per share from continuing operations
Basic and diluted	(0.01)	0.03	(0.01)	(0.03)	(0.04)
Net income (loss) per share:
Basic and diluted	0.00	0.03	(0.00)	0.03	0.01
Weighted average shares used in basic per share calculation	90,706,301	83,126,803	82,296,880	82,193,063	83,097,263
Weighted average shares used in diluted per share calculation	92,904,183	84,485,747	82,296,880	82,193,063	83,097,263

	As of June 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$659	$255	$3,102	$28,880	$23,219
Intangibles, net of amortization	22,414	19,776	12,714	—	—
Goodwill	36,021	27,390	17,749	—	—
Total assets	70,191	57,719	38,824	31,643	29,142
Long term debt (4)	13,494	11,592	5,600	—	—
Stockholders’ equity	45,806	30,066	27,082	27,080	24,325

(1)	Includes information from Lyris as of the acquisition date of May 12, 2005 through June 30, 2005

(2)	Includes information from EmailLabs as of the acquisition date of October 11, 2005 through June 30, 2006.

(3)	Includes information from ClickTracks and Hot Banana as of the acquisition date of August 18, 2006 through June 30, 2007.

(4)

Represents revolving line of credit and contingent payment incurred as part of the acquisition of EmailLabs on October 11, 2005 in Fiscal 2006 and Fiscal 2007 and contingent note payable incurred as part of the acquisition of Lyris  on May 12, 2005 in Fiscal 2005.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.  The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

J.L. Halsey Corporation, through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks Analytics, Inc. (“ClickTracks”), and Hot Banana Software, Inc. (“Hot Banana”) is a leading digital marketing technology and services firm.  Our email marketing software and services provide clients with solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  We offer our email solutions in two forms: as software that is downloaded and installed on customers’ computers, and as a hosted solution in which customers use our software through an internet connection.  Through ClickTracks and Hot Banana, we also offer website analytics software and services, and website content management software and services.

On May 12, 2005, we acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on May 12, 2007, with interest accruing at 10% per annum.  The specified revenue targets stated in the promissory note were attained.  On March 31, 2007, the note was amended to extend the maturity date to November 12, 2008.  In addition, the amendment provided for the following payments (constituting both principal and interest): (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; and (c) $4,687,666 due November 12, 2008.  We paid $1,000,000 on May 14, 2007 and have recorded the remaining payments as a liability in the current and long-term portions of our Balance Sheet as of June 30, 2007.

On October 11, 2005, we acquired all of the outstanding capital stock of EmailLabs for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  Of this purchase price, $19.5 million was paid in cash at closing with $2.3 million funded by EmailLabs’ available cash and the remainder funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank (See Note 7  Revolving Line of Credit).  $500,000 of this purchase price was held back pursuant to minimum working capital requirements.  This holdback, less the final working capital adjustment, was paid during the quarter ended March 31, 2006.  The EmailLabs purchase agreement also includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  We paid the first $1.725 million installment to the former EmailLabs’ stockholders on October 13, 2006.  EmailLabs has achieved all revenue targets and, as a result, we have recorded the second installment of $1.725 million as a liability in the current portion of our Balance Sheet at June 30, 2007.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  The tax refunds totaled $482,000 and were paid in September 2006.    With the acquisitions of Lyris and EmailLabs, we became a leading email marketing company with over 5,000 customers worldwide.

On August 18, 2006, we acquired all of the outstanding capital stock of ClickTracks for approximately $8.5 million in cash, $2.8 million of our common stock (2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The common stock issued as a result of this acquisition was from our shares held in treasury. In December 2006 we paid approximately $141,000 to the former owners of ClickTracks for the final working capital adjustment.  Pursuant to the purchase agreement, we agreed to additional payments totaling approximately $3.8 million in the event ClickTracks achieves future revenue targets.  In accordance with an agreement between us and John Marshall, the former President of ClickTracks Analytics, Inc. dated March 13, 2007, Mr. Marshall, acting in his capacity as the representative of the former stockholders of ClickTracks, acknowledged that the revenue targets for the initial post-closing payment would not be met.  Then, pursuant to an agreement between us and Mr. Marshall (again acting as representative of the former ClickTracks stockholders), dated June 8, 2007, Mr. Marshall waived all rights to any future payments under the original purchase agreement.

On August 18, 2006, we also acquired all of the outstanding capital stock of Hot Banana for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($664,108 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.  In March 2007 we paid approximately $94,000 Canadian ($81,000 U.S.) and in May 2007 we paid approximately $94,000 Canadian ($86,000 U.S.) to the former owners of Hot Banana for the first and second installments of the technology integration earn-out. In April 2007, we paid approximately $336,000 Canadian ($299,000 U.S.) to the former owners of Hot Banana for the final working capital adjustment.  We believe that it is probable that Hot Banana’s performance will result in contingent payments for revenue targets to the sellers of Hot Banana and, as a result, we have recorded $487,858 as a liability in the current and long-term portions of our Balance Sheet as of June 30, 2007.

Each of our four acquisitions we have made require us to make additional earn-out payments to the sellers of the businesses if certain conditions are met.  Copies of the acquisition agreements have been filed with the SEC and are discussed elsewhere herein.  (See Notes 6 and 13 of the Notes to Consolidated Financial Statements).  We believe that some of these conditions are likely to be met, and, therefore, have classified specified earn-outs on our balance sheet as short-term or long-term debt. Our principal use of cash in the future will be the payment of earn-outs and the pay down of debt. Based on our current projections, we believe that we will be able to make these payments with our available resources. If however, operating results deteriorate or other adverse events occur, we will not have adequate resources to make these payments.  We may be forced to seek additional resources and the cost of these resources, if available at all, may be prohibitive.

We are the successor to NovaCare, Inc (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on us and our competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics and prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  NovaCare’s former employee services segment was disposed of through the sale of NovaCare’s interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of these businesses, we repaid all of NovaCare’s bank debt in the summer of 1999, and in January of 2000 we retired NovaCare’s publicly-traded subordinated debt.

We sold the NovaCare name as part of the sale of the PROH business and subsequently changed our name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction approved by our stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary.   The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on our common stock in order to preserve our federal income tax net operating losses.

Prior to the acquisitions of Lyris, EmailLabs, ClickTracks and Hot Banana, we spent several years maximizing remaining assets, including old accounts receivable, Medicare receivables and appeals, and tax items, and minimizing liabilities retained after the sales of the operating businesses.  We have collected virtually all of the receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from the prior operations.  None of our current executives or directors were associated with us prior to, or at the time of, the sale of the NovaCare healthcare operating businesses in 1999.

Acquisitions Comparability of Operations

Our results of operations for the fiscal year ended June 30, 2007, include the results of the acquisitions of ClickTracks and Hot Banana on August 18, 2006.  Our results of operations for the fiscal year ended June 30, 2006, include the results of the acquisition of EmailLabs on October 11, 2005. Our results of operations for the fiscal year ended June 30, 2005, include the results of the acquisition of Lyris on May 12, 2005.  The results of these acquisitions must be factored into any comparison of our 2007 results to the results of 2006 and 2005.

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

•                  loss contingencies

•                  accounting for acquisitions

•                  accounting for stock-based compensation

•                  accounting for goodwill, long-lived assets and other intangible assets

•                  accounting for income taxes

Revenue Recognition

We recognize revenue from the following primary sources:  (1) hosting software for use by customers; (2) licensing software products; and (3) providing customers technical support (maintenance).

We generally recognize revenue when all of the following conditions are satisfied:  (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (in the case of software licenses, revenue is recognized when the customer is given electronic access to the licensed software); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

Our hosted software arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3,  “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and with multiple deliverables under EITF 00-21, “ Accounting for Revenue Arrangements with Multiple Deliverables.”   In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Hosting revenue is recognized monthly based on the usage defined in the agreement.  Excess usage is billed and recognized as revenue is incurred.

We recognize software license revenue in accordance with the provisions of SOP 97-2, “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.”  We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements).  For these arrangements, which generally include software products and maintenance, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”).  Future discounts on unspecified items are considered post-contract customer support, which are included in VSOE for undelivered elements.  Since VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value.  Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support contracts and bulk purchases of emails to be delivered in the future. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.  Bulk purchases are typically billed in advance, ranging from monthly to annually, and revenue is recognized in the periods in which emails are delivered.

Allowance for Doubtful Accounts

Our policy for allowances for doubtful accounts for our current operations our previous healthcare discontinued operations are as follows:

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

Discontinued operations

We maintain allowances for the collection of our healthcare receivables remaining from our discontinued healthcare operations.  These allowances are the result of the inability or unwillingness of many of our former healthcare customers to make payments.  Several of the key industries in which we previously operated were severely impacted by the Balanced Budget Act of 1997.  As a result of the provisions of this Act, many of our former healthcare customers went bankrupt and many are nearly insolvent. Currently, we have outstanding receivables from a few of these customers and we have recorded 100% allowances against these receivables. We are pursuing collection from two of our former healthcare customers through litigation.

There are a few accounts that make up our receivables remaining from discontinued healthcare operations, all of which are fully reserved because of the difficulty in collection the money that is owed.

Loss Contingencies

We record estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, we disclose such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment.  If the outcome of the litigation is more adverse to us than management currently expects, then we may have to record additional charges in the future.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment.”  Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.

Goodwill, Long-Lived Assets and Other Intangible Assets

In accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance if deemed necessary. The determination of taxes payable for the current year includes estimates.  In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting our financial position or results of operations.

We have net operating loss carryforwards.  The realization of any benefit of these loss carryforwards is dependent on future results and the actual amount of these loss carryforwards may change over time.  We do not recognize any benefit on our financial statements for any previously incurred losses and will not until we determine that it is more likely than not that we will have taxable income to realize these benefits. Although we have reported net income in fiscal years 2007 and 2006 we have not generated taxable income since 1996.  If we experience a change in ownership within the meaning of Section 382 of the Internal Revenue Code, we may have limitations on our ability to realize the benefit of our net operating loss, capital loss and tax credit carryforwards.

Year Ended June 30, 2007, Compared with the Year Ended June 30, 2006

Our results of operations for the fiscal year ended June 30, 2007, include the results of the acquisitions of ClickTracks and Hot Banana on August 18, 2006.  Our results of operations for the fiscal year ended June 30, 2006, include the results of the acquisition of Lyris on May 12, 2005, and EmailLabs on October 11, 2005.

Revenue

Total revenue was $39.0 million for the fiscal year ended June 30, 2007, compared to $24.4 million for the fiscal year ended June 30, 2006, an increase of $14.6 million.  Lyris’ hosted revenue increased to approximately $9.6 million for the fiscal year ended June 30, 2007, from approximately $6.7 million for the fiscal year ended June 30, 2006.  Additionally, the increase in revenue is due to the acquisition of EmailLabs approximately one-half of the way into the quarter ended December 31, 2005, and the acquisitions of ClickTracks and Hot Banana in the first quarter of fiscal 2007.

The following is a summary of revenue for each of our subsidiaries for the twelve month periods ended June 30, 2007 and 2006:

	Fiscal year ended	Fiscal year ended
(in thousands)	June 30, 2007	June 30, 2006

Lyris Technologies	$19,642	$15,792
EmailLabs	14,768	8,561
ClickTracks	3,501	—
Hot Banana	1,094	—

Total	$39,005	$24,353

Cost of revenue

Cost of revenue was $12.0 million for the fiscal year ended June 30, 2007, compared to $6.8 million for the fiscal year ended June 30, 2006. The increase in cost of revenue of $5.2 million is due to our acquisitions of EmailLabs, ClickTracks and Hot Banana. Cost of revenue primarily includes salary and personnel costs attributable to our engineering department, support services and hosting business. Other costs allocated to cost of revenue include internet bandwidth costs associated with providing our support and hosting services and amortization of developed technology of $2.3 million for the fiscal year ended June 30, 2007, compared to $1.4 million for the fiscal year ended June 30, 2006.

General and administrative

General and administrative expenses were $11.1 million for the fiscal year ended June 30, 2007, compared to $6.9 million for the fiscal year ended June 30, 2006.  The primary reasons for the increase of approximately $4.2 million are due to our acquisitions of EmailLabs, ClickTracks and Hot Banana and increases in operating expenses by the parent company.  Increases at the parent company include increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies.  General and administrative expenses consist primarily of compensation for administrative personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $1.4 million for the fiscal year ended June 30, 2007, compared to $210,000 for the fiscal year ended June 30, 2006. The increase in research and development expense is due to spending on development of our next generation e-marketing technology platform.

Sales and marketing

Sales and marketing expenses were $10.5 million for the fiscal year ended June 30, 2007, compared to $5.1 million for the fiscal year ended June 30, 2006. The increase in sales and marketing expenses of approximately $5.4 million is due to our acquisitions of EmailLabs, ClickTracks and Hot Banana, as well as increases of approximately $1.2 million at Lyris.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing as well as advertising costs and exhibits and tradeshow related expenses.

Amortization of customer relationships

Amortization of customer relationships was $1.7 million for the fiscal year ended June 30, 2007, compared to $1.2 million for the fiscal year ended June 30, 2006. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of EmailLabs on October 11, 2005, and the acquisitions of ClickTracks and Hot Banana on August 18, 2006. See Note 4 to the Condensed Consolidated Financial Statements for details on intangible assets.

Interest expense

Interest expense was $3.1 million for the fiscal year ended June 30, 2007, compared to $1.3 million for the fiscal year ended June 30, 2006.  The increase in interest expense of approximately $1.9 million is primarily due to $1.3 million of amortization, as non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006; an increase of $437,000 due to interest on the LDN Stuyvie promissory note; and an increase of $144,000 due to interest on our revolving line of credit with Comerica.

Provision for income taxes

During the fiscal year ended June 30, 2007, we recorded an income tax provision of approximately $544,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $425,000 and a provision for federal income taxes of $119,000. During the fiscal year ended June 30, 2006, we recorded an income tax provision of approximately $827,000 which consisted primarily of a provision for state income taxes on the earnings of two of our subsidiaries in the amount of $691,000 and a provision for federal income taxes of $136,000.  See Note 15 to the Condensed Consolidated Financial Statements for details on income taxes.

Discontinued Operations

Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued healthcare operations which was originally recorded in fiscal year 2000.  Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to us prior to the disposition of NovaCare’s long-term care services business in 1999 as well as gains related to federal income tax refunds. Losses primarily include expenses incurred or adjustments to liabilities which were owed by NovaCare prior to the disposition of NovaCare’s long-term care services business in fiscal year 2000.

The gain on disposal of discontinued operations, net of taxes, was $1.7 million compared to $407,000 for the prior year. These gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000.  The gain of $1.7 million in fiscal year 2007 consists primarily of a gain of $493,000 resulting from the collection of accounts receivable and cost report settlements that was previously written off, and a gain of $1.1 million resulting from reductions of expense accruals to adjust other liabilities remaining from discontinued operations and a gain of $156,000 resulting from a federal tax refund offset by a provision for federal alternative minimum taxes of $31,000. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses. The gain of $407,000 in fiscal year 2006 consists primarily of a refund from a state insurance guarantee fund in the amount of $53,000, a gain of $31,000 resulting from the collection of accounts receivable that were previously written off by us and reductions of expense accruals of $348,000 to adjust other liabilities remaining from discontinued operations offset by a provision for federal alternative minimum taxes of $25,000.

Year Ended June 30, 2006, Compared with the Year Ended June 30, 2005

Our results of operations for the fiscal year ended June 30, 2006, include the results of the acquisition of EmailLabs on October 11, 2005.  Our results of operations for the fiscal year ended June 30, 2005 include the results of the acquisition of Lyris on May 12, 2005. The financial data below includes data of Lyris beginning from May 12, 2005 and data of EmailLabs beginning from October 11, 2005.

Revenue

Total revenue was approximately $24.4 million for the fiscal year ended June 30, 2006 compared to 2.2 million for the fiscal year ended June 30, 2005.  The increase in revenue of approximately $22.2 million is due to our acquisitions of Lyris and EmailLabs.

The following is a summary of revenue for each of our subsidiaries for the fiscal years ended June 30, 2006 and 2005:

	Fiscal year ended	Fiscal year ended
(in thousands)	June 30, 2006	June 30, 2005

Lyris Technologies	$15,792	$2,207
EmailLabs	8,561	—

Total	$24,353	$2,207

Cost of revenue

Cost of revenue was $6.8 million for the fiscal year ended June 30, 2006, compared to $447,000 for the fiscal year ended June 30, 2005. The increase in cost of revenue of approximately $6.4 million is due to our acquisitions of Lyris and EmailLabs.  Cost of revenue primarily includes salary and personnel costs attributable to our engineering department, hosting business and support services. Other costs allocated to cost of revenue include amortization of developed technology of $1.4 million and computer and internet bandwidth costs associated with providing our support and hosting services to our customers.

General and administrative

General and administrative expenses were $6.9 million for the fiscal year ended June 30, 2006, compared to $2.2 million for the fiscal year ended June 30, 2005.  The primary reasons for the increase of approximately $4.7 million are due to our acquisitions of Lyris and EmailLabs and increases in operating expenses by the parent company.  Increases at the parent company include increases in professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies.  General and administrative expenses consist primarily of compensation for administrative personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $210,000 for the fiscal year ended June 30, 2006, compared to none for the fiscal year ended June 30, 2005. The increase in research and development expense is due to spending on development of our next generation e-marketing technology platform.

Sales and marketing

Sales and marketing expenses were $5.1 million for the fiscal year ended June 30, 2006, compared to $290,000 for the fiscal year ended June 30, 2005. The increase in sales and marketing expenses of approximately $4.8 million is due to our acquisitions of Lyris and EmailLabs.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely our sales and marketing efforts. Other sales and marketing costs include advertising costs and costs associated with exhibits and tradeshows.

Amortization of customer relationships

Amortization of customer relationships was $1.2 million for the fiscal year ended June 30, 2006, compared to $94,000 for the fiscal year ended June 30, 2005. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of Lyris on May 12, 2005, and the acquisition of EmailLabs on October 11, 2005. See Note 4 to the Condensed Consolidated Financial Statements for details on intangible assets.

Interest expense

Interest expense was $1.3 million for the fiscal year ended June 30, 2006, compared to $77,000 for the fiscal year ended June 30, 2005.  The increase in interest expense of approximately $1.2 million is primarily due to an increase of $480,000 of interest on the $5.6 million promissory note payable to the John Buckman and Jan Hanford Trust; and an increase of $711,000 due to interest on our revolving line of credit with Comerica.

Provision for income taxes

During the fiscal year ended June 30, 2006, we recorded an income tax provision of approximately $827,000 which consisted primarily of a provision for state income taxes on the earnings of two of our subsidiaries in the amount of $691,000 and a provision for federal alternative minimum income taxes of $136,000. We recorded an income tax provision of approximately $77,000 for state income taxes on the earnings of Lyris for the fiscal year ended June 30, 2005.  See Note 15 to the Condensed Consolidated Financial Statements for details on income taxes.

Discontinued Operations

Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued healthcare operations which was originally recorded in fiscal year 2000.  Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to us prior to the disposition of NovaCare’s long-term care services business in 1999 as well as gains related to federal income tax refunds. Losses primarily include expenses incurred or adjustments to liabilities which were owed by NovaCare prior to the disposition of NovaCare’s long-term care services business in fiscal year 2000.

The gain on disposal of discontinued operations, net of taxes, was $407,000 for the fiscal year ended June 30, 2006 compared to $281,000 for the prior year. These gains reflect adjustments to the $374.1 million loss on disposal of discontinued operations that was recorded in fiscal year 2000.  The gain of $407,000 in fiscal year 2006 consists primarily of a refund from a state insurance guarantee fund in the amount of $53,000, a gain of $31,000 resulting from the collection of accounts receivable that were previously written off by us and reductions of expense accruals of $348,000 to adjust other liabilities remaining from discontinued operations offset by a provision for federal alternative minimum taxes of $25,000. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses. The gain in fiscal year 2005 of $281,000 primarily relates to the collection of previously reserved receivables in the amount of $460,000 and the collection of a federal income tax refund of $400,000, offset by increases in expense accruals of $579,000, to reflect additional legal costs, collection costs and to adjust other liabilities remaining from discontinued operations.

Quarterly Financial Information (unaudited)

Year Ended June 30, 2007:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Software revenues	$1,538	$2,070	$2,288	$2,149
Services revenues	6,838	7,433	8,060	8,629
Total Revenues	8,376	9,503	10,348	10,778
Cost of revenues	2,549	3,126	3,224	3,141
Gross Profit	5,827	6,377	7,124	7,637
Operating expenses	6,504	8,145	6,637	6,454
(Loss) income from continuing operations before income taxes	(677)	(1,768)	487	1,183
Income tax provision	62	91	174	217
(Loss) income from continuing operations	(739)	(1,859)	313	966
(Loss) gain on disposal of discontinued operations, net of tax	(35)	522	73	1,110
Net (loss) income	$(774)	$(1,337)	$386	$2,076
(Loss) income per share from continuing operations: basic and diluted	$(0.01)	$(0.02)	$0.00	$0.01
(Loss) gain per share on disposal of discontinued operations: basic and diluted	$(0.00)	$0.01	$0.00	$0.01
Net (loss) income per share: basic and diluted	$(0.01)	$(0.02)	$0.00	$0.02

Year Ended June 30, 2006:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Software revenues	$1,243	$1,297	$1,302	$1,489
Services revenues	2,284	4,878	5,693	6,167
Total Revenues	3,527	6,175	6,995	7,656
Cost of revenues	988	1,680	1,811	2,277
Gross Profit	2,539	4,495	5,184	5,379
Operating expenses	2,020	3,750	4,171	4,670
Income from continuing operations before income taxes	519	745	1,013	709
Income tax provision	123	154	246	304
Income from continuing operations	396	591	767	405
Gain (loss) on disposal of discontinued operations, net of tax	130	210	108	(41)
Net income	$526	$801	$875	$364
Income per share from continuing operations: basic and diluted	$0.01	$0.01	$0.01	$0.00
Gain (loss) per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$0.00	$(0.00)
Net income per share: basic and diluted	$0.01	$0.01	$0.01	$0.00

Liquidity and Capital Resources

Liquidity and Cash Flows

Cash and cash equivalents

At June 30, 2007, cash and cash equivalents totaled approximately $659,000 compared to approximately $255,000 at June 30, 2006. The increase in cash was mainly attributable to cash collected on fully reserved receivables from discontinued operations.

Net Cash Flow from Operating Activities

Net cash from operating activities was approximately $4.2 million for the fiscal year ended June 30, 2007.  The net increase in cash resulted from a net income of 351,000, add back of non-cash items of $4.8 million related to depreciation and amortization and $694,000 related to stock-based compensation, $638,000 related to provision for bad debt, $437,000 related to interest on related party promissory note, $1.3 million related to beneficial conversion feature of convertible promissory note, offset by ($156,000) related to deferred income tax, changes in working capital assets and liabilities of ($2.3 million) and add-back of gain on disposal of discontinued operations of ($1.6 million).

Net cash from operating activities was approximately $5.5 million for the fiscal year ended June 30, 2006.  The net increase in cash resulted from a net income of $2.6 million, add back of non-cash items of $3.0 million related to depreciation and amortization and $343,000 related to stock-based compensation, $328,000 related to provision for bad debt offset by ($102,000) related to deferred income tax, changes in working capital assets and liabilities of ($246,000) and add-back of gain on disposal of discontinued operations of ($407,000).

Net cash from operating activities was approximately ($656,000) for the fiscal year ended June 30, 2005.  The net cash used resulted from a net loss of ($230,000), changes in working capital assets and liabilities of ($381,000), add-back of gain on disposal of discontinued operations of ($281,000), offset by-non cash items of $236,000 related to depreciation and amortization.

We are developing a next generation e-marketing application.  We are currently evaluating what resources to devote to this potential new product.  We may dedicate a portion of our future operating cash flow to the development, marketing and sale of this new product.

Net Cash Flow from Investing Activities

Net cash used in investing activities was approximately $13.5 million for the fiscal year ended June 30, 2007, which represented cash paid for the acquisitions of ClickTracks and Hot Banana of $13.1 million and $1.5 million used for capital expenditures.  These expenditures were partially offset by the collection of $1.3 million of restricted cash that was paid to us by one of our workers’ compensation insurance carriers.

Net cash used in investing activities was approximately $17.8 million for the fiscal year ended June 30, 2006, which represented cash paid for the acquisition of EmailLabs of $17.4 million and $854,000 used for capital expenditures.  These expenditures were partially offset by the collection of $600,000 of restricted cash that was paid to us by one of our workers’ compensation insurance carriers.

Net cash used in investing activities was approximately $24.6 million, for the fiscal year ended June 30, 2005, which represented cash paid for the acquisition of Lyris of $24.6 million and the purchase of property and equipment of $20,000.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $9.3 million for the fiscal year ended June 30, 2007, which represented proceeds of $27.5 million from Comerica Bank (“Comerica”) plus proceeds of a loan from LDN Stuyvie Partnership of $10.0 million.  These amounts were offset by repayments to Comerica Bank of $28.2 million.

Net cash provided by financing activities was $9.8 million for the fiscal year ended June 30, 2006, which represented proceeds of $22.4 million from Comerica Bank (“Comerica”).  This amount was offset by repayments of $12.5 million and financing fees of $100,000.

Net cash provided by financing activities was $232,000, for the fiscal year ended June 30, 2005, which represented cash received as the result of the sale of 773,333 shares of our common stock held in treasury.

On October 11, 2005, we entered into a Loan and Security Agreement with Comerica Bank, (the “Loan and Security Agreement”), which provided a revolving line of credit to us.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Loan and Security Agreement, interest on outstanding balances was charged at a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%. The original amount available to us was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Loan and Security Agreement contains certain financial covenants and requires us to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitute an event of default.

From April 2006 through January 2007, we entered into four amendments to the Security and Loan Agreement.  These amendments adjusted Comerica’s lending commitment, adjusted the rate at which outstanding borrowings bear interest and revised existing financial and other covenants.

Effective as of March 31, 2007, we entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica.  The Fifth Amendment increases the amounts available under the revolving line of credit to fifteen million dollars ($15,000,000), extends the term to five years from the date of the Fifth Amendment and provides that the amounts available under the line are reduced in equal monthly installments. The Amendment modifies the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modifies the financial covenants.  The financial covenant requirements, measured on a monthly basis are as follows: (a) fixed charge coverage of at least 1.25 to 1.00, calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to bank; (b) minimum EBITDA, on a rolling three-month basis of at least (i) $1,500,000 for the three-month period ending March 31, 2007, through the three-month period ending August 31, 2007, (ii) $1,750,000 for the three-month period ending September 30, 2007, through the three month period ending February 28, 2008; and (iii) $2,000,000 for each three-month period thereafter; (c) senior debt to EBITDA, calculated on an annualized rolling three-month basis of not greater than: (i) 2.50 to 1.00 for the measuring periods ending March 31, 2007, through February 28, 2008, and (ii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at Comerica plus availability under the revolving line, of not less than (i) $2,000,000 for the measuring periods ending March 31, 2007, through August 31, 2007, and (ii) $1,000,000 at all times thereafter.

Related Party Convertible Bridge Loan

The ClickTracks and Hot Banana acquisitions were financed primarily with a $10 million bridge loan made by our largest stockholder, LDN Stuyvie Partnership.   LDN Stuyvie is controlled by the Chairman of our Board of Directors, William T. Comfort III.  The bridge loan from LDN Stuyvie was evidenced by a promissory note (the “LDN Stuyvie Note”) bearing interest at the rate of 9.5% per annum, or 11.5% per annum in the event of default, and under its terms was to become due upon the first to occur of:

(i)                                  The closing under the Backstop Agreement (discussed below);

(ii)                               The date on which the board of directors resolved to abandon the rights offering;

(iii)                            The date on which any order issued by a governmental entity of competent jurisdiction or any other legal restraint prohibited the consummation of the rights offering;

(iv)                           The date on which any law or order by any governmental entity of competent jurisdiction made the rights offering illegal;

(v)                                February 1, 2007, if the registration statement filed in connection with rights offering was not declared effective by the SEC by 5:30 p.m. ET on January 31, 2007; or

(vi)                             April 1, 2007, if the registration statement filed in connection with rights offering has been declared effective by SEC by 5:30 p.m. ET on January 31, 2007, but the rights offering has not expired by 11:59 p.m. ET on March 31, 2007.

Because a registration statement for the rights offering was not effective on January 31, 2007, the LDN Stuyvie Note became due and payable and, in accordance with its terms, we issued to LDN Stuyvie a total of 12,279,130 shares of our common stock as payment in full of the principal and accrued interest on the LDN Stuyvie Note.   In accordance with the terms of the LDN Stuyvie Note, the common stock was valued at $0.85 per share for an aggregate price of $10,437,260.27, representing $10,000,000 for the principal and $437,260.27 for the accrued interest under the LDN Stuyvie Note.  The shares of common stock were issued in a private placement in reliance on Rule 506 under the Securities Act of 1933.

In connection with the LDN Stuyvie Note, we and LDN Stuyvie entered into a backstop agreement, pursuant to which LDN Stuyvie agreed to purchase an amount of our common stock at $0.85 per share so that, together with all shares of common stock sold by us in a proposed rights offering at the same price, we would have received at least $10 million in proceeds.  Also pursuant to the Backstop Agreement, we granted to LDN Stuyvie the exclusive right to purchase up to an additional $10 million of common stock at a price of $0.85 per share in respect of each right granted to our stockholders pursuant to the proposed rights offering which remained unexercised.

The conversion price of $0.85 per common share contained a beneficial conversion feature of $0.11 per share to the August 16, 2006 closing price of $0.96.  The aggregate amount of this beneficial conversion feature was approximately $1,294,000 and this amount was fully amortized though interest expense during fiscal year 2007.  A corresponding amount was credited to stockholders’ additional paid in capital.

On February 5, 2007, we issued a press release announcing repayment of the LDN Stuyvie Note, termination of the Backstop Agreement in accordance with its terms and cancellation of the previously announced rights offering.

Legal Claims

We are currently defending one lawsuit (NovaCare v. Stratford, see Item 3) and management believes that we will prevail in this case. We have accrued for the potential costs of litigating this claim, but we have not accrued for the payments that could result from an adverse ruling, judgment or a settlement of this claim and will not accrue for the payments until we believe that it is probable that such a payment will be made.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Long-Term Contractual Obligations

The following table summarizes by period the payments due for contractual obligations estimated as of June 30, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-term debt obligations(1)	15,275	1,453	6,947	6,875	—
Operating Lease Obligations (2)	1,686	862	824	—	—
Contingent Merger Consideration(3)	2,213	2,050	163	—	—

(1)          Note payable, including interest thereon, and revolving line of credit

(2)          Property leases

(3)          Earn-outs

Future Payments on recent acquisitions

We believe that we will likely be required to pay certain earn-outs to sellers of the Lyris, EmailLabs and Hot Banana businesses.  A payment to the sellers of EmailLabs in the amount of $1.725 million is due on October 11, 2007 and a payment to the sellers of Lyris will be required to be paid of approximately $6.1 million, $1.4 million due February 12, 2008 and $4.7 million due November 12, 2008, pursuant to the earn-out provisions of those acquisitions.

As a result of the acquisition of Hot Banana we will be obligated to pay the sellers of Hot Banana installments totaling up to approximately $562,500 Canadian dollars (approximately $487,858 U.S. dollars) if they achieve specified revenue targets in the first and second year following the closing.

Revolving Line of Credit

On October 11, 2005, we entered into the Loan and Security Agreement with Comerica Bank.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Loan and Security Agreement, interest on outstanding balances was charged at a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%. The original amount available to us was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Loan and Security Agreement contains certain financial covenants and requires us to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitute an event of default.

From April 2006 through January 2007, we entered into four amendments to the Security and Loan Agreement.  These amendments adjusted Comerica’s lending commitment, adjusted the rate at which outstanding borrowings bear interest and revised existing financial and other covenants.

Effective as of March 31, 2007, we entered into a Fifth Amendment to the Loan and Security Agreement.  The Fifth Amendment increases the amounts available under the revolving line of credit to fifteen million dollars ($15,000,000), extends the term to five years from the date of the Fifth Amendment and provides that the amounts available under the line are reduced in equal monthly installments. The Amendment modifies the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modifies the financial covenants.  The financial covenant requirements, measured on a monthly basis are as follows: (a) fixed charge coverage of at least 1.25 to 1.00, calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to bank; (b) minimum EBITDA, on a rolling three-month basis of at least (i) $1,500,000 for the three-month period ending March 31, 2007, through the three-month period ending August 31, 2007, (ii) $1,750,000 for the three-month period ending September 30, 2007, through the three month period ending February 28, 2008; and (iii) $2,000,000 for each three-month period thereafter; (c) senior debt to EBITDA, calculated on an annualized rolling three-month basis of not greater than: (i) 2.50 to 1.00 for the measuring periods ending March 31, 2007, through February 28, 2008, and (ii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at Comerica plus availability under the revolving line, of not less than (i) $2,000,000 for the measuring periods ending March 31, 2007, through August 31, 2007, and (ii) $1,000,000 at all times thereafter.

O’Leary v. Joyner Sports Medicine

We are a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to us. As a result, PHICO will not be permitted to pay any claims on our behalf; however, the remaining claims were transferred to various state guaranty funds.  Since 2002, state insurance guaranty funds have paid the amounts due for liability claims settlements on our behalf.  Based on our discussion with the state guaranty funds and a review of claims during the third quarter of 2004, we now believe that a payment may be required to settle the professional liability claim that may exceed the amount available to us under the applicable state guaranty fund limits.  We recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  A ruling in February 2006, by the Superior Court of New Jersey may free this state guarantee fund from contributing their limit to any settlement on our behalf.  Because of this ruling, we have increased our reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim; therefore, in the event that our current reserve assessment is incorrect, we will be required to fund any amount in excess of the reserve amount.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In July 2002, “The Public Company Accounting Reform and Investor Protection Act of 2002” (the “Sarbanes-Oxley Act”) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The Sarbanes-Oxley Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The Sarbanes-Oxley Act requires most public companies (large accelerated and accelerated filers) to report on their internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  The SEC recently has extended the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007, and has extended the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports until the first annual report for a fiscal year ending on or after December 15, 2008.  We are a non-accelerated filer and we expect to be able to comply with these filing requirements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes.”  This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We have determined that the adoption of Fin 48 did not have an impact on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, titled “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for us on June 30, 2007 with earlier adoption encouraged. Management determined that SAB 108 had no impact on us in the fiscal year ended June 30, 2007.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

One of our subsidiaries, Hot Banana, has its operations in Canada and has a functional currency of Canadian Dollars.  Each financial period, all assets, including goodwill, and liabilities of Hot Banana are translated into U.S. dollars, our reporting currency, using the closing rate method.

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

Hot Banana’s cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  At June 30, 2007, Hot Banana held approximately $40,000 in U.S. Dollars in a cash account and remains exposed to changes in the foreign currency rate. As of June 30, 2007, a 10% increase or decrease in the level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $4,000.

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

The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of comprehensive gain in stockholders’ equity of $228,000 at June 30, 2007.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of J.L. Halsey Corporation:

We have audited the accompanying consolidated balance sheets of J.L. Halsey Corporation and Subsidiaries (the “Company”) as of June 30, 2007 and 2006 and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.L. Halsey Corporation and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

/s/ Burr, Pilger & Mayer LLP
San Francisco, California
September 24, 2007

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$659	$255
Accounts receivable, net of allowance of $365 and $181 respectively at June 30, 2007 and 2006	6,903	4,661
Prepaid expenses	713	1,160
Deferred acquisition costs	—	231
Deferred income taxes	580	492
Deferred financing fees	147	97
Prepaid expenses related to discontinued operations	6	213
Total current assets	9,008	7,109
Property and equipment, net	2,452	1,675
Restricted cash related to discontinued operations	200	1,675
Restricted cash	96	94
Intangible assets, net	22,414	19,776
Goodwill	36,021	27,390
Total assets	$70,191	$57,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,580	$2,126
Contingent acquisition consideration – short-term	2,050	2,207
Note payable – current portion	1,049	5,496
Accrued interest	70	634
Income taxes payable	218	433
Accrued expenses remaining from discontinued operations	722	2,310
Deferred revenue	3,893	2,664
Total current liabilities	10,582	15,870
Revolving line of credit	9,134	9,867
Note payable – long-term	4,360	—
Contingent acquisition consideration – long-term	163	1,725
Deferred income taxes	—	98
Other long-term liabilities	146	93
Total liabilities	24,385	27,653
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; issued 98,430,598 and 89,522,280 shares respectively at June 30, 2007 and 2006	984	895
Additional paid-in capital	252,172	274,064
Accumulated deficit	(207,578)	(207,929)
Treasury stock (at cost), 0 and 6,313,948 shares respectively, at June 30, 2007 and 2006	—	(36,964)
Cumulative foreign currency translation adjustment	228	—
Total stockholders’ equity	45,806	30,066
Total liabilities and stockholders’ equity	$70,191	$57,719

The accompanying notes are an integral part of these financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended June 30,
	2007	2006	2005
Software and services revenues:
Software revenues	$8,045	$5,331	$796
Services revenues	30,960	19,022	1,411
Total revenues	39,005	24,353	2,207
Cost of revenues:
Software and services	9,739	5,346	344
Amortization of developed technology	2,301	1,410	103
Total cost of revenues	12,040	6,756	447
Gross profit	26,965	17,597	1,760
Operating expenses:
General and administrative expenses	11,087	6,901	2,223
Research & development	1,448	210	—
Sales & marketing	10,539	5,097	290
Amortization of customer relationships	1,741	1,217	94
Income (loss) from operations	2,150	4,172	(847)
Interest income	24	98	490
Interest expense	(3,130)	(1,268)	(77)
Other income	181	—	—
Loss on sale of assets	—	(16)	—
(Loss) income from continuing operations before income taxes	(775)	2,986	(434)
Income tax provision	544	827	77
Net (loss) income from continuing operations	(1,319)	2,159	(511)
Gain on disposal of discontinued operations, net of income tax benefit (expense) of $125, ($25) and $0 respectively at June 30, 2007, 2006 and 2005	1,670	407	281
Net income (loss)	$351	$2,566	$(230)
(Loss) income per share from continuing operations — basic and diluted	$(0.01)	$0.03	$(0.01)
Income (loss) per share - basic and diluted	$0.00	$0.03	$(0.00)
Weighted average number of shares outstanding – basic	90,706,301	83,126,803	82,296,880
Weighted average number of shares outstanding – diluted	92,904,183	84,485,747	82,296,880

The accompanying notes are an integral part of these financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Foreign Currency Translation	Treasury Stock		Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Adjustment	Shares	Amount	Equity	Income (loss)

Balance at June 30, 2004	89,522,280	$895	$275,064	$(205,965)	$—	(7,329,217)	$(42,914)	$27,080	$—

Treasury stock sale	—	—	—	(4,300)	—	773,333	4,532	232	—
Net loss	—	—	—	(230)	—	—	—	(230)	(230)
Comprehensive loss	—	—	—	—	—	—	—	—	(230)
Balance at June 30, 2005	89,522,280	895	275,064	(210,495)	—	(6,555,884)	(38,382)	27,082

Treasury stock sale	—	—	(1,343)	—	—	241,936	1,418	75	—
Stock based compensation	—	—	343	—	—	—	—	343	—
Net income	—	—	—	2,566	—	—	—	2,566	2,566
Comprehensive income									2,566
Balance at June 30, 2006	89,522,280	895	274,064	(207,929)	—	(6,313,948)	(36,964)	30,066

Stock issued for exercise of stock options	112,250	1	(97)	—	—	31,250	183	87	—
Stock issued for acquisition of ClickTracks	—	—	(13,653)	—	—	2,799,636	16,406	2,753	—
Stock issued for related party promissory note	8,796,068	88	(10,130)	—	—	3,483,062	20,375	10,333	—
Stock based compensation	—	—	694	—	—	—	—	694	—
Beneficial conversion feature of convertible promissory note	—	—	1,294	—	—	—	—	1,294	—
Cumulative translation adjustment					228			228	228
Net income	—	—	—	351	—	—	—	351	351
Comprehensive income									$579
Balance at June 30, 2007	98,430,598	$984	$252,172	$(207,578)	$228	—	$—	$45,806

The accompanying notes are an integral part of these financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended June 30,
	2007	2006	2005
Cash Flow from Operating Activities:
Net income (loss)	$351	$2,566	$(230)
Adjustments to reconcile net income (loss) to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations, net of tax	(1,670)	(407)	(281)
Stock-based compensation expense	694	343	—
Depreciation and amortization	4,852	3,045	236
Provision for bad debt	638	328	—
Deferred income tax benefit	(156)	(102)	—
Loss on sale of assets	—	16	—
Interest on related party promissory note	437	—	—
Beneficial conversion feature of convertible promissory note	1,294	—	—
Changes in assets and liabilities:
Accounts receivable	(2,473)	(1,739)	(526)
Prepaid expenses	(79)	(328)	(126)
Accounts payable and accrued expenses	(7)	176	157
Accrued interest	(457)	557	77
Deferred revenue	879	679	(40)
Income taxes payable	(182)	409	77
Net cash flows provided by (used in) continuing operations	4,121	5,543	(656)
Net cash flows provided by (used in) discontinued operations	447	(380)	(714)
Net cash flows provided by (used in) operating activities	4,568	5,163	(1,370)
Cash Flows from Investing Activities:
Continuing operations:
Acquisition costs	—	(32)	—
Reduction of note payable	(195)	(104)	—
Additions to property and equipment	(1,523)	(854)	(20)
Payment for businesses acquired, net of cash acquired	(13,051)	(17,450)	(24,620)
Discontinued operations:
Release of restricted cash	1,318	600	—
Net cash flows used in investing activities	(13,451)	(17,840)	(24,640)
Cash Flows from Financing Activities:
Proceeds from sale of treasury stock	87	75	232
Financing fees	(75)	(112)	—
Proceeds from debt and credit arrangements	27,453	22,384	—
Proceeds from convertible debt from related party	10,000	—	—
Payment of debt and credit arrangements	(28,186)	(12,517)	—
Net cash flows provided by financing activities	9,279	9,830	232
Net increase (decrease) in cash and cash equivalents	396	(2,847)	(25,778)
Effect of exchange rates on cash and cash equivalents	8	—	—
Cash and cash equivalents, beginning of year	255	3,102	28,880
Cash and cash equivalents, end of year	$659	$255	$3,102

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,786	$709	$—
Cash paid for taxes	$862	$565	$—
Supplemental disclosure of non-cash transactions:
Stock issued for acquisition of ClickTracks	$2,753	$—	$—
Conversion of convertible debt and accrued interest to equity	$10,437	$—	$—
Beneficial conversion feature of convertible promissory note	$1,294	$—	$—

The accompanying notes are an integral part of these financial statements.

J. L. HALSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1.    The Company

J.L. Halsey Corporation, through its wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks Analytics, Inc. (“ClickTracks”), and Hot Banana Software, Inc. (“Hot Banana”) is a leading digital marketing technology and services firm.  Our email marketing software and services provide clients with solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  We offer our email solutions in two forms: as software that is downloaded and installed on customers’ computers, and as a hosted solution in which customers use our software through an internet connection.  Through our acquisitions of ClickTracks and Hot Banana, we also offer website analytics software and services, and website content management software and services.

On May 12, 2005, we acquired all of the outstanding capital stock of Lyris for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris achieving specified revenue targets, on May 12, 2007, with interest accruing at 10% per annum.  The specified revenue targets stated in the promissory note were attained.  On March 31, 2007, the note was amended to extend the maturity date to November 12, 2008.  In addition, the amendment provided for the following payments (constituting both principal and interest): (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; and (c) $4,687,666 due November 12, 2008.  We paid $1,000,000 on May 14, 2007 and have recorded the remaining payments as a liability in the current and long-term portions of our Balance Sheet as of June 30, 2007.

On October 11, 2005, we acquired all of the outstanding capital stock of EmailLabs for $24.5 million (including acquisition costs and working capital adjustments of $612,000).   Of this purchase price, $19.5 million was paid in cash at closing with $2.3 million funded by EmailLabs’ available cash and the remainder funded with the proceeds of the Loan and Security Agreement between Halsey and Comerica Bank (See Note 7. Revolving Line of Credit).  $500,000 of this purchase price was held back pursuant to minimum working capital requirements.  This holdback, less the final working capital adjustment, was paid during the quarter ended March 31, 2006.  The EmailLabs purchase agreement also includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  We paid the first $1.725 million installment to the former EmailLabs’ stockholders on October 13, 2006.  EmailLabs has achieved all revenue targets and, as a result, we have recorded the second installment of $1.725 million as a liability in the current portion of our Balance Sheet at June 30, 2007.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  The tax refunds totaled $482,000 and were paid in September 2006.    With the acquisitions of Lyris and EmailLabs, we became a leading email marketing company with over 5,000 customers worldwide.

On August 18, 2006, we acquired all of the outstanding capital stock of ClickTracks for approximately $8.5 million in cash, $2.8 million of our common stock (2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The common stock issued as a result of this acquisition was from our shares held in treasury. In December 2006 we paid approximately $141,000 to the former owners of ClickTracks for the final working capital adjustment.  Pursuant to the purchase agreement, we agreed to additional payments totaling approximately $3.8 million in the event ClickTracks achieves future revenue targets.  In accordance with an agreement between us and John Marshall, the former President of ClickTracks Analytics, Inc. dated March 13, 2007, Mr. Marshall, acting in his capacity as the representative of the former stockholders of ClickTracks, acknowledged that the revenue targets for the initial post-closing payment would not be met.  Then, pursuant to an agreement between us and Mr. Marshall (again acting as representative of the former ClickTracks stockholders), dated June 8, 2007, Mr. Marshall waived all rights to any future payments under the original purchase agreement.

On August 18, 2006, we also acquired all of the outstanding capital stock of Hot Banana for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian ($664,108 U.S.) if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian ($447,107 U.S.) payable subject to working capital and other adjustments.  In March 2007 we paid approximately $94,000 Canadian ($81,000 U.S.) and in May 2007 we paid approximately $94,000 Canadian ($86,000 U.S.) to the former owners of Hot Banana for the first and second installments of the technology integration earn-out. In April 2007, we paid approximately $336,000 Canadian ($299,000 U.S.) to the former owners of Hot Banana for the final working capital adjustment.  We believe that it is probable that Hot Banana’s performance will result in contingent payments for revenue targets to the sellers of Hot Banana and, as a result, we have recorded $487,858 as a liability in the current and long-term portions of our Balance Sheet as of June 30, 2007.

Each of our four acquisitions we have made require us to make additional earn-out payments to the sellers of the businesses if certain conditions are met.  Copies of the acquisition agreements have been filed with the SEC and are discussed elsewhere herein.  (See Notes 6 and 13 of the Notes to Consolidated Financial Statements).  We believe that some of these conditions are likely to be met, and, therefore, have classified specified earn-outs on our balance sheet as short-term or long-term debt. Our principal use of cash in the future will be the payment of earn-outs and the pay down of debt. Based on our current projections, we believe that we will be able to make these payments with our available resources. If however, operating results deteriorate or other adverse events occur, we will not have adequate resources to make these payments.  We may be forced to seek additional resources and the cost of these resources, if available at all, may be prohibitive.

We are the successor to NovaCare, Inc (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on us and our competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  This business was disposed of in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of its orthotics and prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  NovaCare’s former employee services segment was disposed of through the sale of NovaCare’s interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of these businesses, we repaid all of NovaCare’s bank debt in the summer of 1999, and in January of 2000 we retired NovaCare’s publicly-traded subordinated debt.

We sold the NovaCare name as part of the sale of the PROH business and subsequently changed our name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction approved by our stockholders at a special meeting, NAHC merged with and into Halsey, its wholly-owned subsidiary.   The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on our common stock in order to preserve our federal income tax net operating losses.

Prior to the acquisitions of Lyris, EmailLabs, ClickTracks and Hot Banana, we spent several years maximizing remaining assets, including old accounts receivable, Medicare receivables and appeals, and tax items, and minimizing liabilities retained after the sales of the operating businesses.  We have collected virtually all of the receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from our prior operations. None of our current executives or directors were associated with us prior to, or at the time of, the sale of the NovaCare healthcare operating businesses in 1999.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of J.L. Halsey and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, amortization and depreciation (estimated useful lives used), goodwill and intangible assets valuation, valuation of options, calculation of stock compensation, current and deferred taxes, and contingencies.  Management also uses estimates to report assets and liabilities remaining from discontinued operations. We estimate reserves against potential assets from discontinued operations as well as in the reporting of potential liabilities from discontinued operations. We adjust these estimates as facts and circumstances require.  Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties

We operate in a highly competitive and dynamic market and accordingly, can be affected by a variety of factors.  For example, our management believes that any of the following could have a negative effect on us in terms of our future financial position and results of operations; ability to obtain rights to or protect our intellectual property; changes in regulations; ability to develop new products accepted in the marketplace; competition including, but not limited to, pricing and products or product features and services; litigation or claims against us; and the hiring, training and retention of key employees.

Concentration of Credit Risk

Financial Instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables.  We sell our products primarily to customers throughout the United States.  We monitor the credit status of our customers on an ongoing basis and we do not require our customers to provide collateral for purchases on credit.  No single customer or vendor accounts for greater than 10% of our trade receivables.

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, and certain other accrued liabilities, approximate cost because of their short maturities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassification had no effect on our net earnings or stockholders’ equity as previously reported.

Cash and Cash Equivalents

We consider cash on hand, cash in banks, and cash investments with maturities of three months or less when purchased as cash and cash equivalents.  Our holdings consist of cash in banks. These holdings are recorded on our balance sheet at current value, which includes cost plus earned interest.  We maintain cash balances with banks in excess of FDIC insured limits. We limit credit risk by maintaining accounts with financial institutions of high credit standing.

Restricted Cash

Our restricted cash balances consist of the following:

	As of June 30,
(in thousands)	2007	2006
Cash balance in support of self-insured workers compensation liabilities	$200	$1,675

Certificate of deposit in support of operating lease agreement	96	94

The restricted cash account is a result of an agreement between us and our previous workers compensation insurance carrier from our healthcare discontinued operations and is restricted at the discretion of the insurance carrier. We have been working with the insurance carriers to settle the four remaining workers compensation claims. The change in the restricted cash balance represents a release of the restricted cash that we received in fiscal year 2007 in the amount of $1.145 million, payment for new policy of $349,000 offset by interest income of $21,000.

The certificate of deposit is required by the terms of the lease for the headquarters of EmailLabs.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two years to seven years, or the lease term including any lease term extensions that we have the right and intention to execute, if applicable. Repair and maintenance costs are expensed in the period incurred.

Revenue Recognition

We recognize revenue from providing services and licensing our software products to our customers.

We generally recognize revenue when all of the following conditions are satisfied:  (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (in the case of software licenses, revenue is recognized when the customer is given electronic access to the licensed software); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

Services Revenue

Services revenue is derived from the hosting of software for use by customers and from providing technical support (maintenance) services.

Our hosted software arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and with multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Hosting revenue is recognized monthly based on the usage defined in the agreement.  Excess usage is billed and recognized as revenue is incurred.  Technical support (maintenance) revenue is recognized ratably over the term of the agreement, generally one year.

Software Revenue

We recognize software license revenue in accordance with the provisions of SOP 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.”  We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements).  For these arrangements, which generally include software products and maintenance, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”).  Future discounts on unspecified items are considered post-contract customer support, which are included in VSOE for undelivered elements.  Since VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. Maintenance revenues, including revenues included in multiple element arrangements, are deferred and recognized ratably over the related contract period, generally twelve months.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support contracts and bulk purchases of emails to be delivered in the future. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.  Bulk purchases are typically billed in advance, ranging from monthly to annually, and revenue is recognized in the periods in which emails are delivered.

Advertising Costs

Advertising costs are expensed as incurred or the first time the advertising takes place.  Advertising costs for the fiscal years ended June 30, 2007, 2006 and 2005 were approximately $3.2 million, $1.5 million and $90,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs for the fiscal years ended June 30, 2007, 2006 and 2005 were approximately $1.4 million, $210,000 and $0, respectively.

Significant Customer Information and Segment Reporting

SFAS No.  131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers.  The method for determining what information to report is based on the way that management organizes our operations for making operational decisions and assessments of financial performance.

Our chief executive officer (“CEO”) is considered to be the chief operating decision-maker.  The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.  We have determined that we operate in a single operating segment, specifically, e-marketing technology and services, and have no significant customers.

Allowance for Doubtful Accounts

Our policy for allowances for doubtful accounts for our current operations (Lyris, EmailLabs, ClickTracks and Hot Banana) and our previous healthcare discontinued operations are as follows:

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

Discontinued operations

We maintain allowances for the collection of receivables remaining from discontinued healthcare operations.  These allowances are the result of the inability or unwillingness of many of the former healthcare customers to make payments.  Several of the key industries in which we previously operated were severely impacted by the Balanced Budget Act of 1997.  As a result of the provisions of this Act, many former healthcare customers went bankrupt and many are nearly insolvent. Currently, we have outstanding receivables from a few of these customers and have recorded 100% allowances against these receivables. We are pursuing collection from two of our former healthcare customers through litigation.

Loss Contingencies

We record estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, we disclose such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment.   If the outcome of the litigation is more adverse to us than management currently expects, then we may have to record additional charges in the future.  See Note 18 for details on contingencies.

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

Stock-Based Compensation

Effective July 1, 2005, we adopted the provisions of Statement of Financials Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Shared-Based Payments” (“SFAS No. 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  Prior to adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.  Previously reported amounts have not been restated.

Goodwill, Long-Lived Assets and Other Intangible Assets

In accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill.

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

We completed annual goodwill impairment tests during the fourth quarter of 2007 and determined that the carrying amount of our goodwill was not impaired.

Accounts and Notes Receivables Remaining from Discontinued Operations

At June 30, 2007, the accounts and notes receivables remaining from discontinued operations primarily consist of trade accounts receivable and Medicare related receivables which were owed us prior to the disposition of NovaCare’s healthcare operating segments in 1999.  We have reserved these receivables at 100% to reduce these assets to their net realizable value of zero as we believe that we are not likely to collect any of these amounts. Adjustments to reserves are charged or credited to gain (loss) on discontinued operations, net of tax.

Accrued Expenses Remaining from Discontinued Operations

At June 30, 2007, the accrued expenses remaining from discontinued operations primarily consist of liabilities which arose prior to or as a result of the disposition transactions. These liabilities include workers compensation, uninsured professional liability claims and credit and collection expenses. We adjust these accrual amounts based on current information available to management and these adjustments are charged or credited to gain (loss) on discontinued operations, net of tax.

Interest Expense

We record interest expense related to our revolving line of credit and note payable.  All interest expense is related to continuing operations therefore no interest expense is allocated to discontinued operations.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis.

We record deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or income tax returns.  Due to our rapid growth through acquisitions, we cannot currently determine when it is more likely than not that deferred taxes will be realized in future periods.  As a result, we are maintaining a valuation allowance on significantly all the future federal tax benefits.  As we develop reliable revenue projections and determine that the future benefits will likely be utilized, we will adjust the valuation reserve.

We utilize certain tax strategies to lower taxable income.  We believe that we will be able to establish with state tax authorities that we are entitled to all or most of the benefits from these strategies.  However, these tax strategies are subject to certain assumptions and interpretations of the relevant legislation and judicial history that may or may not be accepted by the tax authorities.  Based on our assessment on any challenges from state tax authorities, we recognize a liability on uncertain tax positions.

Foreign currency translation

At entity level, transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period. One of our operating entities uses the Canadian Dollar as its functional currency.

On consolidation, the results of operations and cash flows of entities whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rate for the period and their assets and liabilities are translated into U.S. dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is calculated using basic EPS adjusted for the effects of stock options and convertible debt if such instruments are dilutive.

Comprehensive Income

The following table shows the computation of comprehensive income:

	Twelve months ended	Twelve months ended
	June 30, 2007	June 30, 2006

Net income	$351	$2,566
Other comprehensive income:
Foreign currency translation adjustments	228	—
Total comprehensive income	$579	$2,566

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In July 2002, “The Public Company Accounting Reform and Investor Protection Act of 2002” (the “Sarbanes-Oxley Act”) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The Sarbanes-Oxley Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The Sarbanes-Oxley Act requires most public companies (large accelerated and accelerated filers) to report on their internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  The SEC recently has extended the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007, and has extended the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports until the first annual report for a fiscal year ending on or after December 15, 2008.  We are a non-accelerated filer and we expect to be able to comply with these filing requirements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 did not have an impact on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, titled “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for us on June 30, 2007 with earlier adoption encouraged. Management has determined that SAB 108 had no impact to us in the fiscal year ended June 30, 2007.

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

3.   Acquisitions of ClickTracks and Hot Banana

As discussed in Note 1, on August 18, 2006, we acquired ClickTracks and Hot Banana. The acquisitions were accounted for as purchases, and, accordingly, the results of operations of ClickTracks and Hot Banana have been included in the consolidated financial statements commencing on the date of acquisition. In connection with the acquisitions, the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, which may be subject to change, were as follows:

Description (in thousands)	ClickTracks	Hot Banana

Assets:
Cash	$56	$146
Trade receivables	269	137
Other current assets	55	14
Property and equipment	37	19
Goodwill	5,891	1,818
Trademarks and intangible assets	5,900	1,490
Total assets acquired	12,208	3,624
Liabilities:
Accounts payable and accrued expenses	225	108
Deferred revenue	231	119
Other liabilities	47	—
Income taxes payable	—	34
Total liabilities	503	261
Net assets acquired	$11,705	$3,363

Represented by:
Cash paid at closing	$8,474	$1,786
Acquisition costs	337	614
Common stock issued from treasury	2,753	—
Holdback and working capital adjustment	141	299
Contingent consideration	—	664
	$11,705	$3,363

The unaudited pro forma financial information in the table below summarizes the combined results of Halsey, ClickTracks and Hot Banana for the fiscal year ended June 30, 2007, and the fiscal year ended June 30, 2006, as though the companies had been combined as of July 1, 2005. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period, or that may result in the future.

(in thousands)	2007	2006

Revenue	$39,633	$29,241
Net loss	(81)	(112)
Loss per share	$(0.00)	$(0.00)

4.   Intangible Assets

Intangible assets consist of the following:

	As of June 30,
(in thousands)	2007	2006

Depreciable intangibles:
Customer relationships	$9,512	$7,373
Developed technology	12,008	8,158
	21,520	15,531
Less: accumulated amortization	(6,880)	(2,825)
	14,640	12,706
Non-depreciable intangibles:
Trade names	7,774	7,070
Total intangible assets, net of amortization	$22,414	$19,776

The following table outlines our intangible assets, by acquisition, as of June 30, 2007:

			Balance at
		Accumulated	June 30,
(in thousands)	Gross amount	amortization	2007
Lyris Technologies:
Customer relationships	$4,113	$(1,586)	$2,527
Developed technology	4,078	(1,743)	2,335
Tradenames	4,720	—	4,720
Subtotal	12,911	(3,329)	9,582

EmailLabs:
Customer relationships	3,260	(1,124)	2,136
Developed technology	4,080	(1,406)	2,674
Tradenames	1,569	—	1,569
Subtotal	8,909	(2,530)	6,379

ClickTracks:
Customer relationships	1,600	(280)	1,320
Developed technology	3,100	(542)	2,558
Tradenames	1,200	—	1,200
Subtotal	5,900	(822)	5,078

Hot Banana:
Customer relationships	510	(63)	447
Developed technology	710	(123)	587
Tradenames	270	—	270
Cumulative foreign currency translation effect	84	(13)	71
Subtotal	1,574	(199)	1,375

Total of all acquired intangibles	$29,294	$(6,880)	$22,414

Amortization expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $4.0 million, $2.6 million and $197,000, respectively. During the fiscal years ended June 30, 2007, 2006 and 2005, amortization expense classified as cost of revenue and related to amortization of developed technology was $2.3 million, $1.4 million and $103,000, respectively.

Net intangible assets have increased for the fiscal year ended June 30, 2007, by $71,000 as a result of changes in the foreign currency exchange rate between the U.S. Dollar and Canadian Dollar.

Customer relationship-based intangible assets have a weighted average amortization period of 5.46 years and developed technology-based intangible assets have a weighted average amortization period of 5 years.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of June 30, 2007, is as follows:

(in thousands)
Fiscal	Customer	Developed
Year	Relationships	Technology	Total
2008	$1,707	$2,406	$4,113
2009	1,699	2,405	4,104
2010	1,699	2,281	3,980
2011	1,146	996	2,142
2012 and thereafter	204	97	301
Total	$6,455	$8,185	$14,640

The roll-forward of the intangible assets for June 30, 2006, through June 30, 2007, is as follows:

Amount
(in thousands)

Beginning balance at June 30, 2006	$19,776
ClickTracks initial preliminary intangible assets at acquisition date	5,900
Hot Banana initial preliminary intangible assets at acquisition date	1,490
Adjustment to EmailLabs intangible assets	(781)
Amortization for the twelve month period ended June 30, 2007	(4,042)
Foreign currency translation adjustment	71

Ending balance at June 30, 2007	$22,414

5.     Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired.  Hot Banana operates in Canada and uses the Canadian Dollar as its functional currency.  Consequently goodwill related to the acquisition of Hot Banana is accounted for as a Canadian Dollar functional currency asset.  Each financial period, all assets, including goodwill, and liabilities of group entities with a non U.S. dollar functional currency are translated into U.S. dollars, JL Halsey’s reporting currency, using the closing rate method.

The following table outlines our goodwill, by acquisition:

	As of June 30,
(in thousands)	2007	2006

Lyris Technologies	$17,491	$17,491
EmailLabs	10,680	9,899
ClickTracks	5,891	—
Hot Banana	1,959	—

Total	$36,021	$27,390

The roll-forward of goodwill for June 30, 2006, through June 30, 2007, is as follows:

Amount
(in thousands)

Beginning balance at June 30, 2005	$17,749
EmailLabs initial preliminary goodwill at acquisition date	9,879
Payment of additional EmailLabs acquisition costs	55
Adjustment to EmailLabs deferred tax asset	(35)
Adjustment to Lyris deferred tax asset	(258)
Balance at June 30, 2006	$27,390
ClickTracks initial preliminary goodwill at acquisition date	6,260
Hot Banana initial preliminary goodwill at acquisition date	1,455
Adjustment to EmailLabs goodwill balance	781
Adjustment to ClickTracks working capital estimate	(369)
Payment of additional Hot Banana acquisition costs	50
Adjustment to Hot Banana opening balance sheet liabilities	(4)
Adjustment to Hot Banana working capital estimate	(171)
Accrue Hot Banana revenue earn-outs	488
Foreign currency translation adjustment	141

Ending balance at June 30, 2007	$36,021

6.   Note Payable

Commodore Resources (Nevada), Inc. (“Commodore”), one of our wholly-owned subsidiaries, executed a promissory note with The John Buckman and Jan Hanford Trust (the “Trust”) in the amount of $5.6 million as part of the acquisition of Lyris Technologies on May 12, 2005. The note bears interest at the rate of 10% per annum. The note and accrued interest were to become due on May 12, 2007, subject to the satisfaction of the following conditions:

•                  Total Revenue of Lyris Technologies for the twelve month periods ended March 31, 2006 and 2007, taken in the aggregate, must be equal to or greater than $24.0 million.  The total revenue of Lyris Technologies for the twenty-four month period ended March 31, 2007 is approximately $36.3 million, which exceeds the specified revenue target of $24.0 million as stated in the note.

•                  The amounts due on the note are reduced by certain royalty payments that we are required to make.  In the quarter ended June 30, 2006 we reduced the note by $103,760, in the quarter ended December 31, 2006 we reduced the note by $99,756 and in the quarter ended March 31, 2007 we reduced the note by $94,953 related to these payments.

On March 31, 2007, we executed an amended and restated promissory note, effective as of May 12, 2005, in the principal amount of $5,600,000 (the “Amended and Restated Note”) payable to the Trust.  Under the terms of the Amended and Restated Note, the maturity has been extended to November 12, 2008, and we are obligated to make the following payments (constituting both principal and interest, in accordance with the terms of the Amended and Restated Note) to the Trust: (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; (c) $4,687,666 due November 12, 2008.

We paid $1,000,000 on May 14, 2007, and have recorded the remaining payments in the current and long-term portions of our Balance Sheet as of June 30, 2007.

We have accrued $70,000 of interest owed on this note as of June 30, 2007. During the fiscal year ended June 30, 2007, we accrued $543,000 of interest on this note and recorded this amount as interest expense in the statement of operations for year ended June 30, 2007.

7.   Revolving Line of Credit

On October 11, 2005, we entered into a Loan and Security Agreement with Comerica Bank, (the “Loan and Security Agreement”), which provided a revolving line of credit to us.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Loan and Security Agreement, interest on outstanding balances was charged at a floating rate equal to either Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%. The original amount available to us was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250,000 through September 30, 2007 and $347,222 thereafter through the maturity date.  In addition, the Loan and Security Agreement contains certain financial covenants and requires us to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitute an event of default.

From April 2006 through January 2007, we entered into four amendments to the Security and Loan Agreement.  These amendments adjusted Comerica’s lending commitment, adjusted the rate at which outstanding borrowings bear interest and revised existing financial and other covenants.

Effective as of March 31, 2007, we entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica.  The Fifth Amendment increases the amounts available under the revolving line of credit to fifteen million dollars ($15,000,000), extends the term to five years from the date of the Fifth Amendment and provides that the amounts available under the line are reduced in equal monthly installments of $208,333. The Amendment modifies the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modifies the financial covenants.  The financial covenant requirements, measured on a monthly basis are as follows: (a) fixed charge coverage of at least 1.25 to 1.00, calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to bank; (b) minimum EBITDA, on a rolling three-month basis of at least (i) $1,500,000 for the three-month period ending March 31, 2007, through the three-month period ending August 31, 2007, (ii) $1,750,000 for the three-month period ending September 30, 2007, through the three month period ending February 28, 2008; and (iii) $2,000,000 for each three-month period thereafter; (c) senior debt to EBITDA, calculated on an annualized rolling three-month basis of not greater than: (i) 2.50 to 1.00 for the measuring periods ending March 31, 2007, through February 28, 2008, and (ii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at Comerica plus availability under the revolving line, of not less than (i) $2,000,000 for the measuring periods ending March 31, 2007, through August 31, 2007, and (ii) $1,000,000 at all times thereafter.

The effective interest rate on the Revolving Line of Credit was 8.42% for the fiscal year ended June 30, 2007.

Although we are in compliance with our financial covenants at June 30, 2007, there can be no assurance that we will be able to meet these covenants in the future.

The aggregate maturities of line of credit by fiscal year as of June 30, 2007 are as follows (in thousands)

2008	$—
2009	—
2010	2,259
2011	2,500
2012	4,375
$9,134

The aggregate maturities of debt (line of credit and note payable) by fiscal year as of June 30, 2007 are as follows (in thousands)

2008	$1,049
2009	4,360
2010	2,259
2011	2,500
2012	4,375
$14,543

8.              Convertible Bridge Loan, Rights Offering

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

The conversion price of $0.85 per common share contained a beneficial conversion feature of $0.11 per share to the August 16, 2006 closing price of $0.96.  The aggregate amount of this beneficial conversion feature was approximately $1,294,000 and this amount was fully amortized though interest expense during fiscal year 2007.  A corresponding amount was credited to stockholders’ additional paid in capital.

On February 5, 2007, the Company issued a press release announcing repayment of the LDN Stuyvie Note, termination of the Backstop Agreement in accordance with its terms and cancellation of the previously announced rights offering.

9.              Discontinued Operations

Assets and liabilities from discontinued operations consisted of the following:

	As of June 30,
(in thousands)	2007	2006
Restricted cash in support of workers’ compensation liabilities	$200	$1,675
Prepaid expenses pertaining to insurance deposits	6	213
Accounts receivable remaining from discontinued operations	583	583
Allowance for doubtful accounts remaining from discontinued operations	(583)	(583)
Total assets related to discontinued operations	206	1,888

Accrued expenses remaining from discontinued operations	722	2,310
Total liabilities related to discontinued operations	$722	$2,310

At June 30, 2007, we believe that the probability of collecting these receivables is low and accordingly, have fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, we will record a gain in the period of collection.

The change in the restricted cash balance represents interest income of $19,000 less $1.145 million of restricted cash that was returned to us and $349,000 in premium payment for the purchase of a workers’ compensation insurance policy to cover future payments remaining on deductibles for one of the policies covering former NovaCare employees.

The accrued expenses remaining from discontinued operations primarily consist of liabilities, which arose prior to or as a result of the disposition transactions. These liabilities include costs for litigation, workers’ compensation claims, professional liability claims and other liabilities.

We accrue an estimate of the legal costs necessary to defend ourselves against legal claims related to our discontinued operations. The costs of litigation are difficult to estimate because of the high variability of possible outcomes. As a result, the actual costs could differ significantly from these estimates.

The $1.7 million gain on disposal of discontinued operations, net of taxes, recorded in fiscal year 2007 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $493,000 resulting from the collection of accounts receivable and cost report settlements that was previously written off by us and a gain of $1.1 million resulting from reductions of expense accruals to adjust other liabilities remaining from discontinued operations and a gain of $156,000 resulting from a federal tax refund offset by a provision for federal alternative minimum taxes of $31,000. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $407,000 gain on disposal of discontinued operations, net of taxes, recorded in fiscal year 2006 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a refund from a state insurance guarantee fund in the amount of $53,000, a gain of $31,000 resulting from the collection of accounts receivable that were previously written off by us and reductions of expense accruals of $348,000 to adjust other liabilities remaining from discontinued operations offset by a provision for federal alternative minimum income taxes of $25,000. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

The $281,000 gain on disposal of discontinued operations, net of taxes, recorded in fiscal year 2005 relates to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist of decreases in reserves for certain receivables totaling $460,000 and income tax refunds totaling $400,000, offset by increases in expense accruals of $579,000, to reflect additional costs related to collections, legal costs, lawsuits (see Note 18), and to adjust other liabilities remaining from discontinued operations.

10.       Net (Loss) Income per Share

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Years Ended June 30,
(in thousands)	2007	2006	2005
Software revenues	$8,045	$5,331	$796
Services revenues	30,960	19,022	1,411
Total revenues	39,005	24,353	2,207
Cost of revenues	12,040	6,756	447
Gross profit	26,965	17,597	1,760
(Loss) income from continuing operations before income taxes	(775)	2,986	(434)
Income tax provision	(544)	(827)	(77)
(Loss) income from continuing operations	(1,319)	2,159	(511)
Gain on disposal of discontinued operations, net of tax	1,670	407	281
Net income (loss)	$351	$2,566	$(230)

Weighted average shares outstanding:

Basic	90,706,301	83,126,803	82,296,880
Effect of dilutive securities:
stock options	2,197,882	1,358,944	—

Diluted	92,904,183	84,485,747	82,296,880

(Loss) income per share from continuing operations: basic and diluted	$(0.01)	$0.03	$(0.01)
Gain per share on disposal of discontinued operations: basic and diluted	0.01	0.00	0.01

Net income (loss) per share: basic and diluted	$0.00	$0.03	$(0.00)

The dilutive loss per common share calculated for the fiscal years ended June 30, 2007, 2006, and 2005 excludes the effect of 3.3 million, 2.1 million, and 6.4 million options outstanding. These amounts were excluded since their inclusion would be anti-dilutive.

11.       Property and Equipment

Property and equipment consists of the following at June 30:

(in thousands)	2007	2006	Estimated Useful Lives (Years)
Computers	$2,912	$1,708	5
Furniture and fixtures	264	123	3 - 4
Leasehold improvements	52	17	4
Software	357	175	3
Other equipment	135	113	2 - 5
Total Cost	3,720	2,136
Less: accumulated depreciation	(1,268)	(461)
Net property and equipment	$2,452	$1,675

Depreciation expense for the fiscal years ended June 30, 2007, 2006 and 2005 was approximately $807,000, $417,000, and $39,000, respectively.

12.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

	As of June 30,
(in thousands)	2007	2006
Accounts payable	$1,217	$1,039
Accrued compensation and benefits	1,087	882
Other	276	205
Total	$2,580	$2,126

13.       Contingent Consideration

As discussed in Note 1, on October 11, 2005, we acquired all of the outstanding capital stock of EmailLabs.  The agreement includes contingent consideration consisting of two equal earn-out payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  We paid the first $1.725 million installment to the former EmailLabs’ stockholders on October 13, 2006.  EmailLabs has achieved all revenue targets and, as a result, we have accrued the liability for the second installment in the current portion of our Balance Sheet at June 30, 2007.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ended on and including the closing date.  These refunds were paid in September, 2006.

As discussed in Note 1, on August 18, 2006, we acquired all of the outstanding capital stock of Hot Banana.  As a result of the acquisition we will be obligated to pay the sellers of Hot Banana installments totaling up to approximately $562,500 Canadian dollars (approximately $487,858 U.S. dollars) if they achieve specified revenue targets in the first and second year following the closing.

Contingent consideration is summarized as follows:

	As of June 30,
(in thousands)	2007	2006
Current:
Earn-out payment	$2,050	$1,725
Income tax refunds	—	482
Total current contingent consideration	2,050	2,207

Non-current:
Earn-out payment	163	1,725
Total non-current contingent consideration	$163	$1,725

14.       Operating Leases

We have various non-cancelable operating leases for office space that expire at various times through 2010.

(in thousands)
2008	$862
2009	589
2010	235
2011	—
2012	—
Total	$1,686

Total rent expense charged to operations was approximately $967,000, $662,000, and $147,000 in fiscal 2007, 2006 and 2005, respectively.

15.       Income Taxes

The components of federal and state income tax expense as of June 30, 2007, 2006 and 2005 were as follows:

	Years ended June 30,
(in thousands)	2007	2006	2005
Current
Federal	$119	$121	$—
State	525	740	111

Deferred
Federal	—	15	—
State	(100)	(49)	(34)

Total income tax expense	$544	$827	$77

The components of net deferred tax assets (liabilities) as of June 30, 2007 and 2006 were as follows:

	As of June 30,
	2007	2006
Accruals and reserves not currently deductible for tax purposes	$3,426	$3,286
Net operating loss, capital loss and tax credit carryforwards	69,544	70,712
Gross deferred tax assets	72,970	73,998
Valuation allowance	(72,390)	(73,506)
Net deferred tax assets	580	492
Other, net	—	(98)
Gross deferred tax liabilities	—	(98)
Net deferred tax asset	$580	$394

We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to federal and state net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carryforwards that may not be realized.

We have federal net operating loss carryforwards of approximately $171.2 million and a capital loss carryforwards of approximately $2.8 million to offset future taxable income and taxable gains.  The net operating loss carryforwards start to expire in 2019. The capital loss carryforwards expire in 2008. In addition, we have state net operating loss carryforwards of approximately $11.0 million, which begin to expire in 2018. The change in the valuation allowance was a decrease of approximately $1.7 million for the fiscal year ended June 30, 2007 and a decrease of approximately $1.2 million for the fiscal year ended June 30, 2006.  If we experience a change of ownership within the meaning of Section 382 of the Internal Revenue Code, we may have limitations on our ability to realize the benefit of our net operating loss, capital loss and tax credit carryforwards.

The reconciliation of the expected tax (benefit) expense (for income from continuing operations before income taxes) to actual tax (benefit) expense was as follows:

	Years Ended June 30,
	2007	%	2006	%	2005	%

Expected federal income tax expense (benefit) at statutory rate	$(271)	(35.0)%	$1,045	35.0%	$(92)	(35.0)%
State income taxes, net of federal benefit	219	28.3%	341	11.4%	77	29.2%
Utilization of NOL carryover	(1,905)	(245.8)%	(1,446)	(48.4)%	—	—
Expiration of capital loss carryover	—	—	—	—	(12,763)	(4844.4)%
Reduction in state NOL carryover	—	—	—	—	(1,296)	(491.9)%
Effect of valuation allowance on current year losses	—	—	—	—	14,734	5592.5%
Amortization of intangible assets	1,350	174.2%	920	30.8%	81	30.7%
Refund of federal income tax	—	—	—	—	(151)	(57.3)%
Beneficial conversion feature within convertible note	453	58.4%
Other, net	698	90.1%	(33)	(1.1)%	(513)	(194.7)%
	$544	70.1%	$827	27.7%	$77	29.2%

The amount of income taxes refunded during fiscal 2007, 2006 and 2005 amounted to approximately $179,000, $0, and $368,000 respectively. The amount of income taxes paid during fiscal 2007, 2006 and 2005 was approximately $862,000, $565,000 and $0 respectively.

16.       Stockholders Equity

Common Stock

On June 19, 2002, NAHC, Inc. (“NAHC”) merged with and into its wholly owned subsidiary J.L. Halsey, with Halsey being the surviving corporation.  At the time of this merger all outstanding shares of NAHC were cancelled and converted into the right to receive one (1) share of Halsey common stock.  At June 30, 2007, 590,591 shares of NAHC and 8,486 shares of NovaCare, Inc. have not been exchanged for shares of Halsey.  These unredeemed shares are included as outstanding in our financial statements.

Treasury Stock

Repurchased shares of our common stock are held as treasury shares until they are reissued. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.

17.       Benefit Plans

Stock Option Plan

Effective July 1, 2005, we adopted the provisions of Statement of Financials Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Shared-Based Payments” (“SFAS No. 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  Prior to adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.  Previously reported amounts have not been restated.

We established the J.L. Halsey Corporation 2005 Equity Based Compensation Plan (“Equity Based Compensation Plan”) on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to employees, directors, and our consultants. Stock options issued in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly or annually, within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000. At June 30, 2007, there were 1,887,415 shares available for grant under the Equity Based Compensation Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended June 30,
	2007	2006	2005
Risk-free rate range	4.51 – 4.94%	3.82 – 5.23%	3.57%
Expected dividends	$—	$—	$—
Expected market price volatility	47 – 50%	50 – 55%	97%
Expected years until exercise	4.5 years	4.5 years	5.0 years
Weighted Average fair value per share of grants	$0.43	$0.32	$0.16

Expected volatility is estimated using the historical volatility of our common stock to estimate future volatility.  The risk-free rates are taken from the Federal Yield Curve Rates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal or approximately equal to the expected term of the options.  The expected term calculation is based on observed historical exercise behavior of employees in our peer group and the options’ contractual terms.  The dividend yield is zero based on the fact that we have no intention of paying dividends in the near term.

The following table summarizes stock option activity from July 1, 2005, to June 30, 2007:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
	(in thousands)
Options outstanding at June 30, 2004	—		$—

Options granted	6,370		0.31
Options exercised	—		—
Forfeited, Cancelled	—		—
Options outstanding at June 30, 2005	6,370		$0.31
Options granted	3,699		0.64
Options exercised	—		—
Forfeited, Cancelled	(820)		0.54
Options outstanding at, June 30, 2006	9,249		$0.42
Options granted	4,469		0.92
Options exercised	(143)		0.61
Forfeited, Cancelled	(2,648)		0.80
Options outstanding at, June 30, 2007	10,927	8.38	$0.53

Options exercisable at June 30, 2007	3,878		$0.37

Options exercisable at July 1, 2006	1,668		$0.30

The total intrinsic value of the options exercised during fiscal 2007, 2006 and 2005 were $34,000, none and none.

The adoption of SFAS no. 123(R) increased compensation expense by approximately $694,000 (pre-tax) in the fiscal year ended June 30, 2007.  The following table summarizes the allocation of stock-based compensation expense:

	Fiscal Year Ended June 30,
(in thousands)	2007	2006
Cost of revenues	$132	$71
General and administrative	382	199
Research and development	18	—
Sales and marketing	162	73
Total stock-based compensation expense	$694	$343

If we had expensed stock-based awards in fiscal year 2005, the total expense would have been approximately $40,000.

As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was approximately $2.7 million before estimated forfeitures and will be recognized over an estimated weighted average 1.93 years.

As of June 30, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was approximately $3.4 million and $1.7 million, respectively.  The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on June 29, 2007 (the last day of trading for the fiscal year ended June 30, 2007), which would have been received by the option holders had all option holders exercised their options as of that date.

During the twelve months ended June 30, 2007, we granted 4,469,288 stock options with an estimated total grant-date fair value of $1.9 million.  Of this amount, we estimated that the stock-based compensation for awards not expected to vest was approximately $473,000.

The following table summarizes information about stock options outstanding at June 30, 2007:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$0.30 to 0.30	5,862	7.85 years	$0.30	3,111	$0.30
$0.46 to 0.70	1,909	8.30 years	$0.62	645	$0.61
$0.71 to 0.90	1,523	9.66 years	$0.85	68	$0.85
$0.91 to 0.91	144	9.66 years	$0.91	—	$—
$0.95 to 0.95	400	9.13 years	$0.95	—	$—
$0.96 to 0.96	1,089	9.13 years	$0.96	54	$0.96
	10,927	8.38	$0.53	3,878	$0.37

Retirement Plans

We have a defined contribution 401(k) Plan covering substantially all of our employees.  Beginning September 2006 we began making matching contributions to the Plan.  Contributions during fiscal 2007 were approximately $174,000.

18.                               Commitments and Contingencies

NovaCare v. Stratford Nursing Home.  We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146,000, which we have fully reserved.  Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million.  We believe that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of June 30, 2007, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and we have reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against us, or a settlement.

Other Cases and Claims

O’Leary v. Joyner Sports Medicine We are a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to us. As a result, PHICO will not be permitted to pay any claims on our behalf; however, the remaining claims were transferred to various state guaranty funds.  Since 2002, state insurance guaranty funds have paid the amounts due for liability claims settlements on our behalf.  Based on our discussion with the state guaranty funds and a review of claims during the third quarter of 2004, we now believe that a payment may be required to settle the professional liability claim that may exceed the amount available to us under the applicable state guaranty fund limits. We recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  A ruling in February 2006, by the Superior Court of New Jersey may free this state guarantee fund from contributing their limit to any settlement on our behalf. Because of this ruling, we have increased our reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim; therefore, in the event our current reserve assessment is incorrect, we will be required to fund any amount in excess of the reserve amount.

19.                               Quarterly Results (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Year Ended June 30, 2007:
Software revenues	$1,538	$2,070	$2,288	$2,149
Services revenues	6,838	7,433	8,060	8,629
Total Revenues	8,376	9,503	10,348	10,778
Cost of revenues	2,549	3,126	3,224	3,141
Gross Profit	5,827	6,377	7,124	7,637
Operating expenses	6,504	8,145	6,637	6,454
(Loss) income from continuing operations before income taxes	(677)	(1,768)	487	1,183
Income tax provision	62	91	174	217
(Loss) income from continuing operations	(739)	(1,859)	313	966
(Loss) gain on disposal of discontinued operations, net of tax	(35)	522	73	1,110
Net (loss) income	$(774)	$(1,337)	$386	$2,076
(Loss) income per share from continuing operations: basic and diluted	$(0.01)	$(0.02)	$0.00	$0.01
(Loss) gain per share on disposal of discontinued operations: basic and diluted	$(0.00)	$0.01	$0.00	$0.01
Net (loss) income per share: basic and diluted	$(0.01)	$(0.02)	$0.00	$0.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Year Ended June 30, 2006:
Software revenues	$1,243	$1,297	$1,302	$1,489
Services revenues	2,284	4,878	5,693	6,167
Total Revenues	3,527	6,175	6,995	7,656
Cost of revenues	988	1,680	1,811	2,277
Gross Profit	2,539	4,495	5,184	5,379
Operating expenses	2,020	3,750	4,171	4,670
Income from continuing operations before income taxes	519	745	1,013	709
Income tax provision	123	154	246	304
Income from continuing operations	396	591	767	405
Gain (loss) on disposal of discontinued operations, net of tax	130	210	108	(41)
Net income	$526	$801	$875	$364
Income per share from continuing operations: basic and diluted	$0.01	$0.01	$0.01	$0.00
Gain (loss) per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$0.00	$(0.00)
Net income per share: basic and diluted	$0.01	$0.01	$0.01	$0.00

(1)          Includes fourth quarter 2007 gains (losses) on disposal of discontinued operations of:

•                  $735,000 to reduce other miscellaneous accruals.

•                  $455,000 for collection of receivables that were previously written off by us

•                  $(19,000) to increase accruals pertaining to our workers compensation liability.

•                  $(22,000) to record provision for federal alternative minimum income taxes.

•                  $(39,000) relating to other miscellaneous expenses.

(2)          Includes fourth quarter 2006 gains (losses) on disposal of discontinued operations of:

•                  $20,000 to reduce other miscellaneous accruals.

•                  $(3,000) to increase liability accruals pertaining to costs associated with lawsuits.

•                  $(9,000) to increase accruals pertaining to our workers compensation liability.

•                  $(2,000) to increase liability accruals pertaining to our collection related costs.

•                  $(25,000) to record provision for federal alternative minimum income taxes.

•                  $(22,000) relating to other miscellaneous expenses.

20.                               Valuation and qualifying accounts

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2007, 2006 and 2005

(in thousands)

	Balance At	Charged To
	Beginning of	Costs and					Balance At End
Description	Period	Expenses	Other		Deductions		of Period

Year ended June 30, 2007:
Allowance for uncollectible accounts	$764	$638	$140		$(594	)(4)	$948	(1)
Deferred tax asset valuation allowance	73,506	—	52		(1,709	)(6)	71,849

Year ended June 30, 2006:
Allowance for uncollectible accounts	1,119	328	68		(751	)(4)	764	(2)
Deferred tax asset valuation allowance	74,714	—	995		(2,203	)(6)	73,506

Year ended June 30, 2005:
Allowance for uncollectible accounts	1,689	12	(400	)(5)	(182	)(4)	1,119	(3)
Deferred tax asset valuation allowance	89,450	—	(14,736	)(7)	—		74,714

(1)                          Includes allowance for uncollectible accounts for Lyris of $145,000, EmailLabs $133,000, ClickTracks of $35,000, Hot Banana of $52,000 and for the Halsey discontinued operations of $583,000.

(2)                          Includes allowance for uncollectible accounts for Lyris of $54,000, EmailLabs of $127,000 and for the Halsey discontinued operations of $583,000.

(3)                          Includes allowance for uncollectible accounts for Lyris of $10,000 and for the Halsey discontinued operations of $1.1 million.

(4)                          Primarily write-offs.

(5)                          Primarily the collection of previously reserved amounts.

(6)                          Utilization of NOL carryforward at minimum tax rates.

(7)                          Primarily expiration of capital loss carryforward and reduction in state NOL carryforward.

21.  Subsequent Events

On July 2, 2007, we purchased 2,226,006 shares of our common stock at a purchase price of $0.75 per share, (or $1,669,504.50 in the aggregate) from John Marshall, the former president of ClickTracks in accordance with an Agreement that was entered into between us and Mr. Marshall on June 8, 2007. These shares represented the number of shares Mr. Marshall received from us on August 18, 2006, as part of our acquisition of ClickTracks.

On September 15, 2007, following extensive discussions with the Company’s management and the Company’s registered public accounting firm, the Company’s Audit Committee concluded that the Company needed to restate previously-issued financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2006, December 31, 2006, and March 31, 2007 (the “Restatement”).  The amended Forms 10-Q for such quarters were filed with the SEC on September 25, 2007.  The Company made the Restatement in order to include changes in the financial statements reflecting applicable accounting guidance relating to the calculation, as a non-cash interest expense, of the intrinsic value of beneficial conversion feature of the $10 million promissory note issued by the Company to LDN Stuyvie Partnership on August 16, 2006.  LDN Stuyvie Partnership is the Company’s largest stockholder and is controlled by the Chairman of the Company’s Board of Directors, William T. Comfort, III.

ITEM 9.                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A(T).                            CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fiscal year covered by this report.  As described below under “— Management’s annual report on internal control over financial reporting”, the Company has identified a material weakness in its internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of this material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on management’s assessment, we believe that, as noted below, as of June 30, 2007, there existed a material weakness in our internal control over financial reporting.

On September 15, 2006, the Company’s Audit Committee, after discussions with the Company’s management and registered public accounting firm, concluded that the Company needed to restate certain of the Company’s consolidated financial statements to reflect applicable accounting guidance relating to the calculation, as a non-cash interest expense, of the intrinsic value of beneficial conversion feature of the $10 million promissory note issued by the Company to LDN Stuyvie Partnership on August 16, 2006 (the “LDN Stuyvie Note”).  LDN Stuyvie Partnership is the Company’s largest stockholder and is controlled by the Chairman of the Company’s Board of Directors, William T. Comfort, III.  The decision to restate the financial statements was made in connection with the audit of the consolidated financial statements included in this Annual Report on Form 10-K, after evaluation of various interpretations of technical and complex accounting guidance related to beneficial conversion features and the intrinsic value of embedded conversion options within convertible instruments.

Controls over the application of accounting policies are within the scope of disclosure controls.  Therefore, management has concluded that there existed a material weakness in the Company’s internal controls over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.  Management of the Company and the Audit Committee have considered what changes, if any, are necessary to the Company’s disclosure controls and procedures to ensure that the error described above would not re-occur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.  In its review, management and the Audit Committee noted that the error described above did not result from the failure of the Company’s disclosure controls and procedures to make known to management (including the Chief Executive Officer and Chief Financial Officer) and the Company’s registered public accounting firm the facts concerning the Company’s issuance of the LDN Stuyvie Note, or the terms thereof.  Rather, the error resulted from the lack of understanding by the Company’s accounting staff of the technical and complicated guidance related to accounting for beneficial conversion features within convertible instruments such as the LDN Stuyvie Note.  Accordingly, the Audit Committee, in consultation with management, has determined that these matters may be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent registered public accounting firm to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b) additional education and professional development for the Company’s accounting staff, including the Chief Financial Officer, on new and existing accounting pronouncements and their application, and (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements.  Accordingly, the Audit Committee has recommended to management and management has agreed that the Company’s accounting staff, including its Chief Financial Officer, undertake additional training on an accelerated basis and that such training, in view of the complexity of certain generally accepted accounting principles and other matters, be ongoing.

This Annual Report on Form 10-K does not include an attestation of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal controls

Other than as noted above, there have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls during the fourth quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.                       OTHER INFORMATION

None

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in the definitive proxy statement for the annual meeting of our stockholders  to be held December 11, 2007, under the headings “Executive Officers,” “Directors,” “Director Independence,” “Meetings and Committees of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Annual Report and Other Information,” is incorporated herein by reference.

ITEM 11.                                              EXECUTIVE COMPENSATION

Information in the definitive proxy statement for the annual meeting of stockholders to be held on December 11, 2007, under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Meetings and Committees of Directors – Compensation Committee,” and “Compensation Committee Report on Executive Compensation” is hereby incorporated by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information in the definitive proxy statement for the annual meeting of stockholders to be held on December 11, 2007, under the headings “Equity Compensation Plan Information” and “Security Ownership of Principal Stockholders and Management and Related Stockholder Matters” is hereby incorporated by reference.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in the definitive proxy statement for the annual meeting of stockholders to be held on December 11, 2007, under the headings “Certain Relationships and Related Transactions” and “Director Independence” is hereby incorporated by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in the definitive proxy statement for the annual meeting of stockholders to be held on December 11, 2007, under the heading “Audit Fees” is hereby incorporated by reference.

PART IV

ITEM 15.                           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed as part of this Annual Report at Item 8 are listed in the Financial Statements and Supplementary Data on page 39 of this Annual Report.  All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

(b) The following documents are filed or incorporated by reference as exhibits to this Report:

EXHIBIT INDEX

Exhibit No.	Description

2(a)(i)

Stock Purchase Agreement dated as of April 2, 1999, by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(a) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1999).

2(a)(ii)

Amendment No. 1 to Stock Purchase Agreement made as of May 19, 1999, by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1999).

2(a)(iii)

Amendment No. 2 to Stock Purchase Agreement made as of June 30, 1999, by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1999).

2(b)(i)

Stock Purchase Agreement dated as of June 1, 1999, by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(a) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1999).

2(b)(ii)

Amendment No. 1 to Stock Purchase Agreement made as of June 1, 1999, by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(b) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1999).

2(c)

Stockholder Agreement dated as of September 8, 1999, among Plato Holdings, Inc., New Plato Acquisition, Inc., NC Resources, Inc. and NovaCare, Inc. (incorporated by reference to Exhibit 2(a) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1999).

2(d)(i)

Stock Purchase Agreement dated as of October 1, 1999, by and among NovaCare, Inc. NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1999).

2(d)(ii)

First Amendment dated November 19, 1999, to the Stock Purchase Agreement dated October 1, 1999, among NovaCare, Inc., NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(a) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1999).

2(d)(iii)

Opinion of Warburg Dillon Read LLC dated as of October 1, 1999 (incorporated by reference to Exhibit 99(a) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1999).

Exhibit No.	Description

2(e)

Stock Purchase Agreement by and among Commodore Resources, Inc., Lyris Technologies, Inc., John Buckman, Jan Hanford, The John Buckman and Jan Hanford Trust and the Company, for certain limited purposes contained therein, dated May 6, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2005).

2(f)

Agreement and Plan of Merger by and among Commodore Resources (Nevada), Inc., Halsey Acquisition Delaware, Inc, Uptilt Inc., David Sousa, in his capacity as Representative, and the Company, dated October 3, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005).

2(g)

Agreement and Plan of Merger, dated as of August 16, 2006, by and among the Company, Commodore Resources (Nevada), Inc., Halsey Acquisition California, Inc., ClickTracks Analytics, Inc., the Shareholders listed therein and John Marshall (as representative) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006).

2(h)

Share Purchase Agreement, dated August 18, 2006, by and among 1254412 Alberta ULC, an unlimited liability company formed under the laws of the Province of Alberta, the Company, Krista Lariviere, Chris Adams, 1706379 Ontario Inc., a corporation formed under the laws of the Province of Ontario and 1706380 Ontario Inc., a corporation formed under the laws of the Province of Ontario (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006).

3(a)(i)*	Certificate of Incorporation of the Company.

3(a)(ii)*	Certificate of Amendment to Certificate of Incorporation of the Company.

3(a)(iii)*	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.

3(b)

First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007).

4(a)(i)†

J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2005).

4(a)(ii)* †	First Amendment to the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan.

10(a)†

Amended and Restated Employment Agreement dated as of September 27, 2000, between NAHC Inc. and David R. Burt (incorporated by reference to Exhibit 10(k)(i) to NAHC, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2000).

10(b)†

Convertible Subordinated Note dated as of September 27, 2000, issued by NAHC Inc. to David R. Burt (incorporated by reference to Exhibit 10(k)(ii) to NAHC, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2000).

10(c)(i)†

Indemnification Agreement, dated May 4, 2000, by and between NAHC, Inc. and David R. Burt (the “Burt Indemnification Agreement”) (incorporated by reference to Exhibit 10(f)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

Exhibit No.	Description

10(c)(ii)†

Assignment and Assumption Agreement, dated as of June 1, 2002, by and between NAHC, Inc. and J. L. Halsey Corporation, assigning the obligations of NAHC under the Burt Indemnification Agreement to Halsey (incorporated by reference to Exhibit 10(f)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

10(d)†

Form of Indemnification Agreement entered into by and between the Company and each of Charles E. Finelli, William T. Comfort, III, Andrew Richard Blair and Nicolas DeSantis Cuadra (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

10(e)

Stock Purchase Agreement, dated as of December 13, 2002, by and between the Company and The University of Chicago Law School (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10(f)†

Form of Nonstatutory Stock Option Agreement under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2005).

10(g)(i)

Promissory Note from Commodore Resources, Inc., a subsidiary of the Company, in favor of The John Buckman and Jan Hanford Trust, dated May 12, 2005 (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

10(g)(ii)

Amended and Restated Promissory Note dated March 31, 2007, by Commodore Resources, Inc. in favor of The John Buckman and Jan Hanford Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10(g)(iii)

Subordination Agreement dated March 31, 2007, by and between The John Buckman and Jan Hanford Trust and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10(h)

Guaranty, entered into by the Company on May 12, 2005, guaranteeing payment by Commodore Resources, Inc. to The John Buckman and Jan Hanford Trust of the amount specified in the Promissory Note dated May 12, 2005 (incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

10(i)†	Employment Agreement effective May 12, 2005, between Lyris and Luis A. Rivera (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

10(j)*†	Employment Agreement effective May 12, 2005, between Lyris and Robb Wilson.

10(k)†

Employment Agreement dated as of August 29, 2005, between Lyris and Joseph Lambert (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

10(l)*†	Employment Agreement effective August 17, 2006, between the Company and Peter Biro.

10(m)(i)

Loan and Security Agreement, dated October 4, 2005, by and among Comerica Bank, Commodore Resources (Nevada), Inc., Lyris Technologies, Inc. and Uptilt, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

Exhibit No.	Description

10(m)(ii)

First Amendment to Loan and Security Agreement, effective as of April 25, 2006, by and among Comerica Bank and Commodore Resources (Nevada), Inc., Lyris Technologies, Inc. and Uptilt Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10(m)(iii)

Second Amendment to Loan and Security Agreement, effective as of August 18, 2006, by and among Comerica Bank and Commodore Resources (Nevada), Inc., Lyris Technologies, Inc. and Uptilt Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10(m)(iv)

Third Amendment to Loan and Security Agreement, effective as of November 30, 2006, by and among Comerica Bank, Commodore Resources (Nevada), Inc., Lyris Technologies, Uptilt Inc., MCC Nevada, Inc. and ClickTracks Analytics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006).

10(m)(v)

Fourth Amendment to Loan and Security Agreement, effective as of January 30, 2007, by and among Comerica Bank and Commodore Resources (Nevada), Inc., Lyris Technologies, Inc., Uptilt, Inc., MCC Nevada, Inc. and ClickTracks Analytics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2007).

10(m)(vi)

Fifth Amendment to Loan and Security Agreement, effective as of March 31, 2007, by and among Comerica Bank and Commodore Resources (Nevada), Inc., Lyris Technologies, Inc., Uptilt, Inc., MCC Nevada, Inc., ClickTracks Analytics, Inc., Admiral Management Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10(n)

Unconditional Guaranty, dated October 4, 2005, executed by the Company in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10(o)†

Restricted Stock Award Agreement, dated October 11, 2005, by and between the Company and Nicolas DeSantis Cuadra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005).

10(p)

Promissory Note, dated August 16, 2006, in the amount of $10,000,000 from the Company to LDN Stuyvie Partnership (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006).

10(q)(i)

Backstop Agreement, dated August 16, 2006, by and between the Company and LDN Stuyvie Partnership (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006).

10(q)(ii)

First Amendment to Backstop Agreement, dated as of December 5, 2006, by and between the Company and LDN Stuyvie Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006).

10(r)†

Agreement and Mutual Release, dated March 8, 2007, by and among the Company, LDN Stuyvie Partnership, Texas Addison Limited Partnership, David R. Burt and Andrew Richard Blair (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007).

Exhibit No.	Description

10(s)

Agreement and Waiver, entered into as of June 8, 2007, by and among the Company, Commodore Resources (Nevada), Inc., Lyris Technologies, Inc., ClickTracks Analytics, Inc., John Marshall and Lisa Deverse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007).

14

Code of Business Conduct and Ethics, adopted by the Company on September 25, 2003 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

21*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification

*                                         Filed herewith

†                                           Indicates management contracts or compensatory plans, contracts or arrangements in which any director or named executive officer participates.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 26, 2007

J. L. HALSEY CORPORATION, INC.

	By:	/s/ Luis A. Rivera
LUIS A. RIVERA
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ William T. Comfort, III	Chairman of the Board and Director	September 26, 2007
(WILLIAM T. COMFORT, III)

/S/ LUIS A. RIVERA	Chief Executive Officer, President (Principal Executive	September 26, 2007
(LUIS A. RIVERA)	Officer) and Director

/S/ Andrew Richard Blair	Director	September 26, 2007
(ANDREW RICHARD BLAIR)

/S/ Nicolas DeSantis Cuadra	Director	September 26, 2007
(NICOLAS DESANTIS CUADRA)

/S/ James A. Urry	Director	September 26, 2007
(JAMES A. URRY)

/S/ Joseph Lambert	Chief Financial Officer (Principal Financial and	September 26, 2007
(JOSEPH LAMBERT)	Accounting Officer), Secretary and Treasurer