Form 10-K/A
period 2007-06-30
JL HALSEY CORP
filed 2007-10-29
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of

the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Commission file number 1-10875

J. L. HALSEY CORPORATION

 (exact name of registrant as specified in its charter)

DELAWARE	01-0579490
(State of incorporation)	(I.R.S. Employer Identification No.)

103 Foulk Rd, Suite 205Q	19803
Wilmington, DE	(Zip Code)
(Address of principal executive office)

Registrant’s telephone number, including area code:  (302) 691-6189

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by checkmark whether the Registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated filer  ☐                   Accelerated filer  ☐                           Non-accelerated filer  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

This amendment No. 1 to the Annual Report on Form 10-K of J. L. Halsey Corporation amends and restates in its entirety Part III of the Annual Report on our Form 10-K filed with the Securities and Exchange Commission on September 26, 2007 (the “Original Form 10-K”).  In addition, Part IV, Item 15 is being amended to include employment agreements for two individuals recently appointed as executive officers by our Board of Directors and to update the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Original Form 10-K. Unless the context requires otherwise in this amendment No. 1, the terms “we,” “us” and “our” refer to J.L. Halsey Corporation and its subsidiaries.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our directors are as follows:

Name of Director	Age	Title	Annual Meeting at which Term Ends
Andrew Richard Blair	74	Class I Director	2008
William T. Comfort, III	41	Class III Director, Chairman of the Board of Directors	2007
Nicolas De Santis Cuadra	41	Class I Director	2008
Luis A. Rivera	36	Class II Director	2009
James A. Urry	53	Class II Director	2009

Andrew Richard Blair has been a member of our Board since November 12, 2002. He is a founder of Freimark Blair & Company, Inc., a broker-dealer research boutique located at One Rice Bluff Road, Pawley's Island, South Carolina. Mr. Blair has served as President, Chief Executive Officer, Chief Financial Officer and as a director of Freimark Blair since January 1983.  Mr. Blair received his B.S. in Science and Business Administration from Wake Forest University.

William T. Comfort, III has served as a member of our Board since June 2002, and as Chairman of the Board since November 12, 2002. He was a private equity investor with CVC Capital Partners, a leading private equity firm based in London, England, from February 1995 until December 2000. From February 2001 to February 2003 he served as a consultant to Citicorp Venture Capital (“CVC”).  He is now principal of Conversion Capital Partners Limited, an investment fund headquartered at 4th Floor, Liscartan House, 127 Sloane Street, London, England.  Mr. Comfort also has served as a director of numerous public and private companies as a representative of CVC Capital Partners and CVC, from all of which he has resigned.  Mr. Comfort received his J.D. and L.L.M. in tax law from New York University School of Law.

Nicolas De Santis Cuadra has been a member of our Board since January 16, 2003. Mr. De Santis Cuadra has served since January 2003 as the Chief Executive Officer of London-based Twelve Stars Communications, an international brand business consulting firm, located at 13 Chesterfield Street, Mayfair, London, which Mr. De Santis Cuadra founded in 1994. He previously served as the Chief Executive Officer of Twelve Stars from 1994 until December 1998. From December 2000 until January 2003, Mr. De Santis Cuadra served as the marketing director of OPODO Ltd., an online travel portal owned by several European-based airlines. From January 1999 until December 2000 Mr. De Santis Cuadra served as Senior Vice President and Chief Marketing Officer of Beenz.com, the internet currency.

Luis A. Rivera was appointed our Chief Executive Officer on May 11, 2007.  He has been a director since June 25, 2007.  He previously served as our Interim Chief Executive Officer and President beginning on January 29,

2007.  From May 2005 until his appointment as Interim Chief Executive Officer, Mr. Rivera had served as our Chief Operating Officer.  Mr. Rivera continues to serve as President and Chief Executive Officer of Lyris Technologies, Inc. and Uptilt, Inc., positions he has held since May 2005 and October 2005, respectively.  From May 2003 through May 2005, Mr. Rivera was the General Manager of Lyris.  From May 2001 through April 2003, Mr. Rivera was the Director of Sales of Lyris.  From November 1999 through May 2001, Mr. Rivera served as Director of International Sales of Turbolinx, an open source technology company.  Mr. Rivera is a graduate of Claremont McKenna College.

James A. Urry has been a member of our Board since June 25, 2007.  Mr. Urry is a partner at Court Square Capital Management L.P., a private equity firm located at Park Avenue Plaza, 55 East 52nd Street, 34th Floor, New York, New York.  Prior to joining Court Square, he was a partner at Citigroup Venture Capital Equity Partners from 1989 to 2006.  Mr. Urry also serves as a member of the board of directors of AMIS Holdings, Inc. and Intersil Corporation, both of which are semiconductor companies.  Mr. Urry is the brother-in-law of William T. Comfort, III, one of our directors.

Our Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, designated Class I, Class II and Class III. Directors serve for staggered terms of three years each. Messrs.  Blair and De Santis Cuadra currently serve as Class I directors, whose terms expire at the Annual Meeting of Stockholders following the 2008 fiscal year. Mr. Comfort currently serves as a Class III director whose term expires at the Annual Meeting of Stockholders following the 2007 fiscal year.  Messrs. Rivera and Urry currently serve as Class II directors whose terms expire at the Annual Meeting of Stockholders following the 2009 fiscal year.

EXECUTIVE OFFICERS

Our  executive officers are as follows:

Name	Age	Title
David R. Burt	44	President, Chief Executive Officer, Treasurer and Secretary
Luis A. Rivera	36	President and Chief Executive Officer and President and Chief Executive Officer of Lyris Technologies, Inc and Uptilt, Inc.
Joseph Lambert	46	Chief Financial Officer, Treasurer and Secretary
Peter Biro	37	Chief Operating Officer
Robb Wilson	38	Vice President of Technology
Loren McDonald	50	Vice President and Chief Marketing Officer
Jason Han	37	Vice President, Sales
Sean Ryan	42	Vice President, Engineering

The Executive Officers named above were appointed by the Board of Directors to serve in such capacities until their respective successors have been duly appointed and qualified, or until their earlier death, resignation or removal from office.

David R. Burt served as our Chief Executive Officer, President and Secretary since May 4, 2000, and Treasurer since January 14, 2002, and as a director since June 7, 2000. Mr. Burt previously served as a Class III director until January 31, 2004, when he resigned that position and was reappointed as a Class II director to fill the vacancy on the Board of Directors created by the resignation of Charles E. Finelli. Mr. Burt was also President, Chief Executive Officer, Secretary, and a director of Ergo Science Corporation, a biopharmaceutical company, until his resignation in December 2003. Mr. Burt had served in various capacities with Ergo since joining that company in March 1993.   Mr. Burt resigned all of his positions with us as an officer in January of 2007, and as a member of our board  in March of 2007.

Biographical information on Mr. Rivera is set forth above.  See “Directors.”

Joseph Lambert was appointed our Chief Financial Officer on January 29, 2007, and Secretary and Treasurer on February 5, 2007.  He joined us on August 29, 2005 as Vice President and Controller.  He was appointed as Chief Accounting Officer in November 2005.  Prior to joining us, Mr. Lambert served as Director of Operational Accounting for Dreyer’s Grand Ice Cream, Inc. from December 2001 to August 2005.  From March 2001 through June 2001, Mr. Lambert was a consultant and served as Interim Controller of Equilibrium Technologies.  From June 2001 through October 2001, Mr. Lambert was employed by New Boston Select Group, Inc., in which capacity he continued to serve as Interim Controller of Equilibrium Technologies.  Prior to his work with Equilibrium Technologies, Mr. Lambert served as Controller of 1stUp.com Corporation from 1999 to 2001.  Mr. Lambert holds a B.A. in Economics from the University of California Los Angeles.

Peter Biro was appointed our Chief Operating Officer on February 14, 2007.  He served as our Vice President of Corporate Development and Planning since August 17, 2006.  From July 2001 until joining us, Mr. Biro was founder and managing partner of The Cowper Group, a Boston-based corporate development consulting firm focused on buy-side mergers and acquisitions for small to mid-market technology companies.  Working with both venture-backed and public companies, including us, Mr. Biro consulted on the use of mergers and acquisitions as a core part of business strategy and actively assisted clients with transaction sourcing and execution.  Mr. Biro received an M.B.A. from Stanford University and both a B.S. in electrical engineering and B.A. in computer science and history from Duke University.

Robb Wilson was appointed our Vice President of Technology on January 19, 2006.  Since December 15, 2004, Mr. Wilson has served as Vice President of Development and Deliverability for Lyris.  Prior to joining Lyris, Mr. Wilson served as President and founder of Piper Software, a pioneer in the development of e-mail deliverability solutions, from October 1, 2004 to December 15, 2004.  Lyris acquired Piper Software in November 2004.  Prior to his tenure at Piper Software, Mr. Wilson served as Vice President of Software Development for Quiris, Inc., the online marketing firm, from March 1, 2001 to October 1, 2001.

Loren McDonald was appointed our Vice President and Chief Marketing Officer on June 26, 2006. Prior to joining us Mr. McDonald was vice president of marketing for EmailLabs beginning in March 2003. EmailLabs is a leading email service provider, which was acquired by us in October of 2005. From January 2002 through March 2003, Mr. McDonald was founder and president of Intevation, an e-marketing services consulting firm specializing in email and search engine marketing services. From December 2000 through January 2002 Mr. McDonald was Chief Marketing Officer of NetStruxr.

Jason Han was appointed our Vice President of Sales on July 1, 2007.  From April of 2002 to June of 2007, Mr. Han has served as Director of ASP Operations for Lyris.  Prior to joining Lyris, Mr. Han served various sales management positions with enterprise software companies Turbolinux, Siebel Systems and Netscape Communications.  Mr. Han holds a bachelor degree from University of California, Berkeley.

Sean Ryan was appointed our Vice President of Engineering on May 21, 2007.  Since January of 2005, Mr. Ryan has been providing SaaS consulting services and assisted early stage companies in raising investment capital. Notably he assisted eSchoolware, a provider of hosted assessment services to the educational market acting as their interim CTO and helping them raise capital. From January 2004 to December 2004 he acted as the CTO/COO of Booksurge, LLC an online provider of print-on-demand services. In December of 2004 BookSurge was acquired by Amazon.com. From January 2000 to December 2003 Mr. Ryan was a founder and the CTO of ExactTarget, a hosted email solutions provider.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of Common Stock to file with the SEC initial reports of ownership of shares of Common Stock and reports of changes in such ownership. The SEC’s rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, we believe that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended June 30, 2007.

CODE OF ETHICS

We adopted our Code of Business Conduct and Ethics on September 25, 2003, and it was filed with the SEC as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2003.

STOCKHOLDER NOMINATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors, since the disclosure in our last proxy statement.

AUDIT COMMITTEE

The Audit Committee is appointed by the Board of Directors to assist the Board of Directors with carrying out its duties.  The primary functions of the Audit Committee are to oversee:

•                                           our accounting and financial reporting process;

•                                           the quality and integrity of the financial statements and other financial information that we provide to any governmental body or the public;

•                                           our compliance with legal and regulatory requirements;

•                                           the independent auditors’ qualifications and independence; and

•                                           the performance of our internal audit function and independent auditors.

The role and other responsibilities of the Audit Committee are set forth in the Audit Committee Charter.  The Audit Committee Charter is not available on our website.  A copy of the Audit Committee Charter was last provided to stockholders as an exhibit to the proxy statement for our annual meeting for fiscal year 2005, which was originally filed with the SEC on June 20, 2006.

The members of the Audit Committee are Messrs. Blair and De Santis Cuadra, with Mr. Blair serving as chairman.  The Board of Directors has affirmatively determined that all members of the Audit Committee meet the current independence requirements of the NASDAQ Stock Market listing standards and applicable rules and regulations of the SEC.  Those standards require that, in addition to meeting the independence standards set forth under “Certain Relationship and Related Transactions — Director Independence,” each member of the Audit Committee must not be an affiliate of ours and must not receive from us, directly or indirectly, any consulting, advisory or other compensatory fees except for fees for services as a director.  The Board of Directors also has determined that Mr. Blair satisfies the requirements for an “audit committee financial expert” and has designated Mr. Blair as our audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board is responsible for our compensation programs.  Prior to 2005, our operations consisted entirely of maximizing the assets we retained from our prior physical rehabilitation business and in pursuing another operating business to acquire.  During that period we had only one executive officer, and as such our compensation program focused largely on retaining the ongoing services of that officer.  Since May 12, 2005, we have purchased four operating businesses and in the process several new executive officers have been appointed.  The individuals who served as our Chief Executive Officer and Chief Financial Officer during our fiscal year ended June 30, 2007, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “Named Executive Officers.”

Compensation Philosophy and Objectives

Since the acquisition of our operating subsidiaries, our compensation programs and policies have focused mainly on the areas of retaining and attracting employees necessary to operate the acquired subsidiaries and grow our respective businesses.  Historically, a formal compensation policy was not utilized by the Compensation Committee.  Rather, compensation of executives, including the Named Executive Officers, was established on a more informal, ad-hoc basis.  To date, no formal studies have been undertaken to determine whether compensation paid to our executives is competitive with that of our competitors.  Instead, the Compensation Committee has focused on one-on-one negotiations with our executives at the time of hire for the purpose of recruiting the executive in order to assemble an executive team that will develop and implement our long-term strategic goals.  In the fourth quarter of the fiscal year ended June 30, 2007, we began implementing formal procedures to ensure that short term incentive bonuses and annual salary increases are tied to individual performance.  The Compensation Committee continues to evaluate those procedures and we intend to take steps to revise those procedures to establish more formal and objective compensation policies in the future that will strengthen the nexus between executive pay and the executives individual, and our, performance.

Setting Executive Compensation

For those executives who were previously employed at one of the operating subsidiaries, initial base salary largely has been based on their respective salaries prior to the subsidiary’s acquisition.  In certain instances upward adjustments have been made in order to compensate the executive for additional responsibilities or duties given to the executive following the integration of that executive’s subsidiary with the operations of the public company parent.  For instance, our VP of Technology, originally a Lyris Technologies, Inc. officer, received an increase in base salary of 13 percent and additional bonus potential of 24 percent when he assumed the technology leadership for us, including all of our subsidiaries.  For other executives, base salary has been established largely through negotiations between the executive and our Chief Executive Officer, with input and final approval from the Compensation Committee.

Base salaries are typically evaluated annually prior to the anniversary date of initial employment of each executive with any changes in base salary effective as of the anniversary date.  Like the initial analysis, the annual evaluation is also an informal process, with the Chief Executive Officer evaluating the salaries of our other executive officers, and the Compensation Committee evaluating the salary of the Chief Executive Officer.  The focus of the evaluation is largely based on the Company’s and the individual executive’s performance during the previous year.  The individual performance evaluation is largely subjective, as no formal criteria have been established.  For the 2007 fiscal year, this evaluation resulted in an increase in base salary ranging from 0 to 28 percent for the Named Executive Officers, with the Chief Executive Officer receiving a 0 percent increase and the Chief Financial Officer receiving a 28 percent increase because his base salary and bonus were deemed to be inequitable with his responsibilities.  In future years the quarterly performance bonuses described below will also be incorporated into the annual review process, with the attainment of (or the failure to attain) the quarterly performance targets established in the preceding year as a factor in determining the propriety of a salary increase.

In addition to base salary, we use a combination of cash incentives and equity-based awards as key components in the short- and long-term incentive compensation arrangements for executive officers, including the Named Executive Officers.   Short-term incentives generally take the form of cash bonuses which range from 10 to 25 percent of the executives’ base salaries.  However, the Chief Executive Officer’s bonus potential was set by the terms of his initial employment contract at 125 percent of his base salary and the Chief Operating Officer’s bonus potential is set at 42 percent of his base salary.  Generally, executives with greater responsibilities are eligible to receive higher bonuses as a percentage of base salary.  In the fourth quarter of the fiscal year ended June 30, 2007, we implemented individual business objectives upon which quarterly bonuses are contingent.  See “Summary Compensation Table” below for a list of those objectives for each Named Executive Officer and the percentage of total possible bonus paid to each Named Executive Officer.  We estimate that at the time fourth quarter performance criteria were established there was approximately a 60 to 70 percent chance that the criteria would be fully satisfied.

Although our Amended and Restated 2005 Equity-Based Compensation Plan (the “2005 Plan”) provides the

Compensation Committee with flexibility to design and grant a host of stock-based awards, currently the long-term incentive awards granted under the 2005 Plan have consisted entirely of non-qualified stock options.   The Compensation Committee believes that the use of equity-based incentives promotes individual and Company performance by allowing employees to participate in long-term growth and profitability.  It also believes that our exclusive use of stock options is appropriate because this type of equity-based award is the one with which employees in the industry in which we compete are most accustomed to receiving as long-term incentive compensation.  The options granted under the 2005 Plan generally vest in equal annual installments over a four year period from the date of grant.  The Compensation Committee is responsible for the granting of all equity-based compensation, including the award dates for each grant.  Although award dates are determined exclusively at the Compensation Committee’s discretion, typically grants are made to an employee on the date of hire, and then on special circumstances such as a promotion or when deemed necessary to retain a valued employee.   See “Grants of Plan Based Award Table” for additional information regarding these incentive awards.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for all executive officers (which includes the Named Executive Officers). The Compensation Committee actively considers, and has the ultimate authority of approving, recommendations made by the Chief Executive Officer regarding all equity-based awards to employees. Our Chief Executive Officer determines, in consultation with the Compensation Committee, the non-equity compensation of our employees who are not executive officers.

Employment Agreements and Change-In-Control Provisions

All of the Named Executive Officers, other than Loren McDonald, have employment agreements.  Certain of these agreements provide for severance payments upon termination of employment without “cause” (by us) or for “good reason” (by the executive), in each case as defined in the respective agreement.  The 2005 Plan also provides discretion to the Compensation Committee for accelerated benefits upon termination for certain reasons or upon us having a change in control.   The Compensation Committee intends that severance, if provided, provide protection for a limited time period sufficient to allow the executive to obtain new employment.  The Compensation Committee believes that such severance benefits due to these termination events provides the Named Executive Officers a reasonable package based on the value the officers have created that is ultimately realized by our stockholders.

Retirement and Other Benefits

All executive officers are eligible to participate in our 401(k) plan and other benefit programs as described below.  All executive officers are eligible to participate in the group health and 401(k) plans under the same terms and conditions as all other employees with the exception that, by the terms of his employment contract, the employee contribution of the Chief Executive Officer Luis Rivera, under our healthcare plan is paid by us.  These amounts are disclosed in the Summary Compensation Table below.

Our 401(k) plan provides for employer matching funds of up to 50 percent of the first six percent of an employee’s salary for all qualifying employees including executive officers. We do not provide any other retirement benefits or tax-qualified deferred compensation plans or programs for our executive officers, nor do we provide a nonqualified deferred compensation plan.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct compensation of more than $1 million that is paid to certain individuals, subject to certain exceptions. We believe that compensation paid is generally fully deductible for federal income tax purposes. However, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers.

Accounting for Stock-Based Compensation

Effective January 1, 2005, we began accounting for stock-based payments, including awards under our 2005 Plan, in accordance with the requirements of FASB Statement 123R.

Monitoring the Effectiveness of our Compensation Practices

Despite the informal and relatively subjective nature of the compensation practices set forth above, we nonetheless believe that, at least to date, they have been relatively successful in attracting and retaining the employees necessary to operate, manage and grow our businesses.  Indeed, no officer has left our employ during the past year as a result of inadequate compensation.

SUMMARY COMPENSATION TABLE

The following table summarizes, with respect to our Chief Executive Officer, our Chief Financial Officer, each of our other named executive officers, as well as our former Chief Executive Officer, information relating to the compensation earned for services rendered in all capacities during fiscal year 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)

David R. Burt	2007	153,846	(2)				359,000	(3)	512,846
Former President and Chief Executive Officer

Luis A. Rivera	2007	200,000		250,000	(4)	137,156	—		600,515
President and Chief Executive Officer

Joseph Lambert	2007	149,791		30,000	(5)	23,461	—		203,252
Chief Financial Officer

Robb Wilson	2007	175,000		7,525	(6)	31,851	—		214,376
Vice President of Technology

Loren McDonald	2007	173,765		7,075	(7)	52,068	—		232,908
Vice President Corporation Communications

Peter Biro	2007	165,519		23,010	(8)	81,082	—		276,939
Chief Operating Officer

(1)                 We account for the cost of stock-based compensation awarded under the 2005 Plan in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123R”), under which the cost of equity awards to employees is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with SFAS 123R of awards granted under the 2005 Plan and thus may include amounts from awards granted in and prior to fiscal year 2007. No forfeitures occurred during fiscal year 2007, and all awards are based on the closing market price of our common stock on the date of grant.  Assumptions used in calculation of these amounts are included in Note 17 to our consolidated audited financial statements for the fiscal year ended June 30, 2007, included in the Original Form 10-K.

(2)                 Represents salary paid through January 28, 2007, the date on which Mr. Burt resigned as an officer and employee.

(3)                 Mr. Burt was paid $120,000 by us in FY 2007 following his resignation as an employee, President and Chief Executive Officer.  In connection with his resignation, on March 8, 2007 we entered into an agreement with Mr. Burt to, among other things, pay to Mr. Burt a total of $359,000 representing bonuses earned by Mr. Burt at the time he was employed by us as an officer.  The exact amount of the bonus earned by Mr. Burt was in dispute and the amount agreed upon represented a settlement between the parties.  Such bonus amount is to be paid as follows: (i) $30,000 on the first business day of each month beginning in March 2007 and ending on the first business day of January 2008, and (ii) $29,000 on the first business day of February 2008.  The $120,000 paid in fiscal year 2007 represents the first four installments of the settlement.

(4)                 Performance criteria were only established in the fourth quarter and, consequently, bonuses in the fiscal year ending June 30, 2007, have not be treated as payable pursuant to an incentive plan for purposes of these disclosures.  The fourth quarter bonus objectives for Mr. Rivera are as follows: Successful integration of the acquired companies, achievement of specified EBITDA targets, achievement of key metrics for support response times, customer retention and application uptime, meeting targets for introduction of new on-demand software platform and successfully developing senior management team.  Mr. Rivera received 100 percent of his bonus potential for each quarter of the fiscal year pursuant to his employment agreement

(5)                 Performance criteria were only established in the fourth quarter and, consequently, bonuses in the fiscal year ending June 30, 2007, have not be treated as payable pursuant to an incentive plan for purposes of these disclosures.  The fourth quarter bonus objectives for Mr. Lambert are as follows: Successful integration of the acquired companies’ financial systems and personnel and successful implementation of consolidated accounting system.  Mr. Lambert received 100 percent of his bonus potential for the fourth quarter of the fiscal year.

(6)                 Performance criteria were only established in the fourth quarter and, consequently, bonuses in the fiscal year ending June 30, 2007, have not be treated as payable pursuant to an incentive plan for purposes of these disclosures.  The fourth quarter bonus objectives for Mr. Wilson are as follows: Development of product roadmap, management of external facing and internal development for both point and integrated products and accomplishment certain other technical metrics.  Mr. Wilson received 86 percent of his bonus potential for the fourth quarter of the fiscal year.

(7)                 Performance criteria were only established in the fourth quarter and, consequently, bonuses in the fiscal year ending June 30, 2007, have not be treated as payable pursuant to an incentive plan for purposes of these disclosures.  The fourth quarter bonus objectives for Mr. McDonald are as follows: Improve our PR efforts, as measured by press mentions and caliber of publication, planning and development of industry analyst relations and investor relations work on messaging presentations and conferences.  Mr. McDonald received 56.6 percent of his bonus potential for the fourth quarter of the fiscal year.

(8)                 Performance criteria were only established in the fourth quarter and, consequently, bonuses in the fiscal year ending June 30, 2007, have not be treated as payable pursuant to an incentive plan for purposes of these disclosures.  The fourth quarter bonus objectives for Mr. Biro are as follows: Successful integration and consolidation of support function into a single unit and attaining key support metrics, successful development and rollout of new on demand software platform.  Mr. Biro received 90 percent of his bonus potential for the fourth quarter of the fiscal year.

GRANTS OF PLAN BASED AWARDS

The following table reflects possible payouts under our equity and non-equity incentive plans to the Named Executive Officers from grants made to such Named Executive Officers during the fiscal year ending June 30, 2007.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards

David R. Burt Former President and Chief Executive Officer	—	0		0	$0

Luis A. Rivera President and Chief Executive Officer	—	0		0	$0

Joseph Lambert Chief Financial Officer	5/8/07	150,000	(1)	$0.83	$55,320

Robb Wilson Vice President of Technology	5/8/07	200,000	(2)	$0.83	$73,760

Loren McDonald Vice President Corporation Communication	—	0		0	$0

Peter Biro	8/17/06	400,000	(3)	$0.95	$177,720
Chief Operating Officer	5/8/07	300,000	(4)	$0.83	$110,640

(1)                 The option vests and becomes exercisable in four equal annual installments beginning on May 8, 2008

(2)                 The option vests and becomes exercisable in four equal annual installments beginning on May 8, 2008

(3)                 The Option vests and becomes exercisable in cumulative installments as follows: (i) the Option shall be exercisable with respect to 50 percent of the Option Shares on the first anniversary of the Grant Date; and (ii) the Option shall be exercisable with respect to the remaining 50 percent of the Option Shares in four (4) equal installments on the last day of each quarter of the year that begins on the day after the first anniversary of the Grant Date and ends on the second anniversary of the Grant Date.

(4)                 The option vests and becomes exercisable in four equal annual installments beginning on May 8, 2008

Employment Agreements/Arrangements

David R. Burt. Effective as of May 5, 2000, we entered into an employment agreement with David R. Burt, to serve as the Chief Executive Officer. The original term of the agreement continued through May 5, 2005, subject to certain extensions. Pursuant to the agreement, Mr. Burt received an annual base salary of $250,000 and an annual performance bonus of not less than $20,000. The agreement required Mr. Burt to devote at least 50 percent of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer, inasmuch as Mr. Burt also served, until December 2003, as president, chief executive officer and a director of another public Company. Mr. Burt’s agreement provided for additional bonuses of 10 percent of the amount that we collected on certain of our delinquent receivables in excess of the amount booked for such receivables on our balance sheet, subject to a specified cap, and 10 percent of the difference between the amount at which certain of our liabilities were booked on our balance sheet and the actual amounts that we paid. As consideration for, among other things, his efforts in obtaining settlements on certain disputes in July 2000, we granted Mr. Burt a convertible promissory note in the principal amount of $60,000. Mr. Burt subsequently transferred the note to a family limited partnership controlled by him. On or about May 28, 2002, the holder of the note converted $52,125 of principal on the note into 20,850,000 shares of Common Stock. The remaining $7,875 in principal and $9,500 in accrued interest were redeemed by us. On September 19, 2002, the family limited partnership granted an option to purchase 4,170,000 shares of the Common Stock acquired upon conversion of the note to Mr. William T. Comfort III, currently the Chairman of our Board of Directors, at $0.04 per share which was later exercised. On January 8, 2003, the partnership sold an additional 4,170,000 shares of the Common Stock to LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner, for $0.02676 per share. Mr. Burt’s employment agreement also provided him certain registration rights with respect to the shares of the Common Stock acquired upon conversion of the note. Because the exercise price of the options and the selling price of the shares were at or above market price in effect at the time of the transactions, there was no effect on our results of operations.

The employment agreement provided that we could terminate Mr. Burt’s employment for “due cause” (as defined in the employment agreement) or without cause.  If Mr. Burt’s employment were terminated without cause, Mr. Burt would have been entitled to receive his base salary as accrued to the date of termination and not paid, as well as a severance payment equal to his base salary. Mr. Burt would also have been entitled to receive any bonuses he would have been entitled through the date of termination.

Upon, or within one year following, a “change in control” (as defined in the employment agreement), if Mr. Burt had resigned, the termination would have constituted a termination of employment without cause, entitling Mr. Burt to the same severance package as noted above.

Our  Board of Directors accepted the resignation of Mr. Burt as an officer on January 28, 2007, and as a director on March 7, 2007.  In connection with his resignation, on March 8, 2007 we entered into an agreement with Mr. Burt to, among other things, pay to Mr. Burt a total of $359,000 representing bonuses earned by Mr. Burt at the time he was employed by us.  The exact amount of the bonus earned by Mr. Burt was in dispute and the amount agreed upon represented a settlement between the parties.  Such bonus amount is to be paid as follows: (i) $30,000 on the first business day of each month beginning in March 2007 and ending on the first business day of January 2008, and (ii) $29,000 on the first business day of February 2008.

Luis A. Rivera. Effective May 12, 2005, Lyris Technologies, Inc., our wholly owned subsidiary, entered into an employment agreement with Luis A. Rivera, to serve as President and Chief Executive Officer. The term of the agreement is for five years and expires on May 12, 2010. The initial annual base salary under the agreement is $200,000, and Mr. Rivera is eligible to receive a quarterly performance bonus based on our profitability. In addition, Mr. Rivera received an award of options to purchase 3,600,000 shares of our Common Stock at an exercise price of $0.30 per share that vest ratably on a quarterly basis over four years from the date of grant.  Mr. Rivera is also eligible to participate in any “Investment Plans” and “Welfare Plans” (as defined in the employment agreement) to the extent applicable generally to our other employees.

The employment agreement provides that we may terminate Mr. Rivera for “cause” (as defined in the employment agreement) or without cause. Mr. Rivera’s employment agreement does not contain any provision for a change in control. If we terminate Mr. Rivera’s employment without cause or if he resigns for “good reason” (as defined in the employment agreement), Mr. Rivera will be entitled to the following:

•                  A lump sum severance payment equal to 1.5 times his then current base salary

•                  Any annual bonus awarded to Mr. Rivera prior to the date of termination but not yet paid;

•                  Mr. Rivera’s annual base salary through the date of termination to the extent not yet paid;

•                  Any compensation previously deferred by Mr. Rivera;

•                  Any unreimbursed business expenses;

•                  Any “accrued investments” (as defined in the employment agreement); and

•                  Any “accrued welfare benefits”, including any amounts owed as a result of accrued vacation.

Additionally, following termination Mr. Rivera will be subject to non-competition and non-solicitation provisions for a twelve month period following his termination and ongoing confidentiality and non-disparagement obligations.

Robb Wilson. Effective May 12, 2005, Lyris Technologies, Inc. entered into an employment agreement with Robb Wilson, to serve as Vice President. The term of the agreement is for five years and expires on May 12, 2010. The initial base salary under the agreement was $155,000. In addition, Mr. Wilson received an award of options to purchase 400,000 shares of our Common Stock at an exercise price of $0.30 per share, which will vest ratably on an annual basis over four years from the date of grant. Mr. Wilson is also eligible to participate in any “Investment Plans” and “Welfare Plans” (as defined in the employment agreement) to the extent applicable generally to our other employees.  Mr. Wilson is not entitled to severance upon termination of his employment.

The employment agreement provides that we may terminate Mr. Wilson for “cause” (as defined in the employment agreement) or without cause. Mr. Wilson’s employment agreement does not contain any provision for a change in control. If we terminate Mr. Wilson’s employment without cause or if he resigns for “good reason” (as defined in the employment agreement), Mr. Wilson will be entitled to the following:

•                  A lump sum severance payment equal to his then current base salary

•                  Any annual bonus awarded to Mr. Wilson prior to the date of termination but not yet paid;

•                  Mr. Wilson’s annual base salary through the date of termination to the extent not yet paid;

•                  Any compensation previously deferred by Mr. Wilson;

•                  Any unreimbursed business expenses;

•                  Any “accrued investments” (as defined in the employment agreement); and

•                  Any “accrued welfare benefits”, including any amounts owed as a result of accrued vacation.

Additionally, following termination Mr. Wilson will be subject to non-competition and non-solicitation provisions for a twelve month period following his termination and ongoing confidentiality.  On January 19, 2006, Mr. Wilson was appointed our Vice President of Technology.  On February 10, 2006 he was granted an award of options to purchase 200,000 shares of our Common Stock at an exercise price of $0.60 per share, which will vest in four equal annual installments beginning on February 10, 2007.  On May 8, 2007, Mr. Wilson assumed technology leadership for all of our subsidiaries.  At that time he was granted an award of options to purchase 200,000 shares of our Common Stock at an exercise price of $0.83 per share, which will vest in four equal annual installments beginning May 8, 2008.

Joseph Lambert. On August 29, 2005, Joseph Lambert joined us as Vice President and Controller and on November 14, 2005 he was appointed our Chief Accounting Officer.  Mr. Lambert received an initial annual base salary of $125,000 and will be eligible to receive an annual merit bonus of up to 25 percent of his base salary. In addition, on the date Mr. Lambert was employed by us, he received an award of options to purchase 250,000 shares of our Common Stock, at an exercise price of $0.70 per share, that vest ratably on an annual basis over four years from the date of grant.  The terms of Mr. Lambert’s employment are contained in an offer letter, dated August 2, 2005 from Lyris, and an employment agreement between Lyris Technologies, Inc. and Mr. Lambert dated August 29, 2005.  Mr. Lambert is also eligible to participate in any “Investment Plans” and “Welfare Plans” (as defined in the employment agreement) to the extent applicable generally to our other employees.  Mr. Lambert is not entitled to severance upon termination of his employment.  Upon termination, he will be subject to non-competition and non-solicitation provisions for a twelve month period following his termination and ongoing confidentiality.  On May 8, 2007, Mr. Lambert was granted an award of options to purchase 150,000 shares of our Common Stock at an exercise price of $0.83 per share, which will vest in four equal annual installments beginning May 8, 2008.

Loren McDonald. On June 26, 2006, we hired Loren McDonald to serve as Vice President and Chief Marketing Officer. Mr. McDonald does not have an employment agreement with us. Mr. McDonald received an initial annual base salary of $175,000 and he is eligible to receive an annual merit bonus of up to $25,000. In addition, in connection with his employment, Mr. McDonald received an award of options to purchase 250,000 shares of our Common Stock, at $0.85 per share, that vest ratably each quarter over four years from the date of grant.

Peter Biro. On August 17, 2006, we entered into an employment agreement with Peter Biro to serve as Vice President of Corporate Development and Planning. The term of the agreement is for four years and expires on August 16, 2010. The initial annual base salary under the agreement is $190,000 (subject to adjustment by our board of directors), and Mr. Biro is eligible to receive an annual bonus as determined by our board of directors, provided that such annual bonus will not be less than $15,000. In addition, Mr. Biro received an award of options to purchase 400,000 shares of our Common Stock at an exercise price of $0.95, 50 percent of which shall vest on August 17, 2007 and the remaining 50 percent shall vest in four equal installments on the last day of each quarter of the period that begins on August 18, 2007, and ends on August 17, 2008. Mr. Biro is also eligible to participate in any “Investment Plans” and “Welfare Plans” (as defined in the employment agreement) to the extent applicable generally to our other employees.  We also agreed to reimburse Mr. Biro for monthly premiums incurred by Mr. Biro for medical, prescription drug, dental and/or vision insurance for himself and his immediate family, not to exceed $1,200 per month.

The employment agreement provides that we may terminate Mr. Biro for “cause” (as defined in the employment agreement) or without cause. Mr. Biro’s employment agreement does not contain any provision for a change in control. If we terminate Mr. Biro’s employment without cause or if he resigns for “good reason” (as defined in the employment agreement), Mr. Biro will be entitled to the following:

•                  A lump sum severance payment equal to his then current base salary

•                  Any annual bonus awarded to Mr. Biro prior to the date of termination but not yet paid;

•                  Mr. Biro’s annual base salary through the date of termination to the extent not yet paid;

•                  Any compensation previously deferred by Mr. Biro;

•                  Any unreimbursed business expenses;

•                  Any “accrued investments” (as defined in the employment agreement); and

•                  Any “accrued welfare benefits”, including any amounts owed as a result of accrued vacation.

Additionally, following his termination Mr. Biro will be subject to non-competition and non-solicitation provisions for a twelve month period following his termination and ongoing confidentiality and non-disparagement obligations.  On February 14, 2007, Mr. Biro was appointed our Chief Operating Officer and on May 8, 2007, Mr. Biro was granted an award of options to purchase 300,000 shares of our Common Stock at an exercise price of $0.83 per share, which will vest in four equal annual installments beginning May 8, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects outstanding stock options held by the Named Executive Officers as of June 30, 2007.

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration Date
Name	Exercisable	Unexercisable		($)
David R. Burt
Former President and	—	—		—	—
Chief Executive Officer

Luis A. Rivera President and Chief	1,935,612	1,664,388	(1)	$0.30	5/6/15
Executive Officer

Joseph Lambert
Chief Financial Officer	62,500	187,500	(2)	$0.70	8/29/15
	—	150,000	(3)	$0.83	5/8/17

Robb Wilson
VicePresident of	200,000	200,000	(4)	$0.30	5/6/15
Technology	50,000	150,000	(5)	$0.60	2/10/16
	—	200,000	(6)	$0.83	5/8/17

Loren McDonald
Vice President	87,500	262,500 (7)	$0.62	10/11/15
and Chief Marketing	63,375	186,625 (8)	$0.85	6/26/16
Officer

Peter Biro Chief Operating Officer	—	400,000 (9)	$0.95	8/17/16
	—	300,000 (10)	$0.83	5/8/17

(1)	The Compensation Committee granted this option to Mr. Rivera on May 6, 2005. The award vests in equal quarterly installments over a four year period beginning June 30, 2005.

(2)	The Compensation Committee granted this option to Mr. Lambert on August 29, 2005. The award vests in equal annual installments over a four year period beginning August 29, 2006.

(3)	The Compensation Committee granted this option to Mr. Lambert on May 8, 2007. The award vests in equal annual installments over a four year period beginning May 8, 2008.

(4)	The Compensation Committee granted this option to Mr. Wilson on May 6, 2005. The award vests in equal annual installments over a four year period beginning May 6, 2006.

(5)	The Compensation Committee granted this option to Mr. Wilson on February 10, 2006. The award in equal annual installments over a four year period beginning February 10, 2007.

(6)	The Compensation Committee granted this option to Mr. Wilson on May 8, 2007. The award vests in equal annual installments over a four year period beginning May 8, 2008.

(7)	The Compensation Committee granted this option to Mr. McDonald on October 11, 2005. The award vests in equal annual installments over a four year period beginning October 11, 2007.

(8)	The Compensation Committee granted this option to Mr. McDonald on June 26, 2006. The award vests in equal quarterly installments over a four year period beginning June 30, 2006.

(9)

The Compensation Committee granted this option to Mr. Biro on August 17, 2006. Fifty percent of the shares underlying this option vested on August 17, 2007 and the remaining 50 percent of the shares underlying this option vest in four equal quarterly installments beginning on November 17, 2007.

(10)	The Compensation Committee granted this option to Mr. Biro on May 8, 2007. The award vests annually over a four year period beginning May 8, 2008.

OPTION EXERCISES AND STOCK VESTED TABLE

None of the Named Executive Officers exercised options during the fiscal year 2007, and none holds any other type of stock award.

PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION

We do not sponsor or maintain either a defined benefit plan or a nonqualified deferred compensation plan for the benefit of our employees.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Mr. Burt. Our Board of Directors accepted the resignation of Mr. Burt as an officer on January 28, 2007, and as a director on March 7, 2007.  In connection with his resignation, on March 8, 2007, we entered into an agreement with Mr. Burt to, among other things, pay to Mr. Burt a total of $359,000 representing bonuses earned by Mr. Burt at the time he was employed by us.  The exact amount of the bonus earned by Mr. Burt was in dispute and the amount agreed upon represented a settlement between the parties.  Such bonus amount is to be paid as follows: (i) $30,000 on the first business day of each month beginning in March 2007, and ending on the first business day of January 2008, and (ii) $29,000 on the first business day of February 2008.

Mr. Rivera. Pursuant to his employment agreement, in the event Mr. Rivera’s employment is terminated for good reason or without cause, we shall pay to Mr. Rivera any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid, as well as an amount equal to 1.5 times his then current annual base salary.  At the end of fiscal year 2007 this provision would have entitled Mr. Rivera to $300,000 plus any other amounts accrued but not yet paid.  Mr. Rivera’s agreement also provides that any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid will be made in the event of his death or disability or if his employment is terminated for cause. Mr. Rivera’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: (i) “cause” means (a) the failure of Mr. Rivera to materially perform his obligations and duties hereunder to our satisfaction, which failure is not remedied within 45 days after receipt of written notice from us, (b) commission by Mr. Rivera of an act of fraud upon, or willful gross misconduct toward, us or any of our affiliates, (c) a material breach by Employee of certain sections of the agreement, which in either case is not remedied within 15 business days after receipt of written notice from us or our Board of Directors , (d) the conviction of Mr. Rivera of any felony (or a plea of nolo contendere thereto) or any crime involving moral turpitude, or (e) the failure of Mr. Rivera to carry out, or comply with, in any material respect any directive of the Board of Directors consistent with the terms of the agreement, which is not remedied within 30 business days after receipt of written notice from us or our Board of Directors; and (ii) “good reason” shall mean any material breach by us of any provision of the agreement, and shall also include our (or our successors and assigns) substantially altering the position, geographic location, or responsibilities of Mr. Rivera during the term of his employment.

Mr. Biro. Mr. Biro’s employment agreement provides that, in the event his employment is terminated for good reason or without cause, we shall pay to Mr. Biro his current annual base salary at the time of termination for one year following termination, subject to mitigation, as well as any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid.  At the end of fiscal year 2007 this provision would have entitled Mr. Biro to $190,000 (subject to mitigation) plus any other amounts accrued but not yet paid.  Mr. Biro’s agreement also provides that any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid will be made in the event of his death or disability or if his employment is terminated for cause.  Mr. Biro’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: (i) “cause” means (a) the failure of Mr. Biro to perform his obligations and duties hereunder to our satisfaction, which failure is not remedied within fifteen (15) days after receipt of written notice from us, (b) commission by Mr. Biro of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Mr. Biro of certain sections of the agreement, which in either case is not remedied within fifteen (15) days after receipt of written notice from us or our Board of Directors; (iv) the conviction of Mr. Biro of any felony (or a plea of nolo contendere thereto) or any crime involving moral turpitude; or (v) the failure of Mr. Biro to carry out, or comply with, in any material respect any directive of the Board consistent with the terms of this Agreement, which is not remedied within fifteen (15) days after receipt of written notice from us or our Board of Directors; and (ii) “good reason” means (w) a material reduction in the nature or scope of Mr. Biro’s responsibilities or authorities that is not consented to or approved by him, (x) any failure by us to comply in any material respect with the compensation provisions of the agreement that is not consented to or approved by Mr. Biro, (y) failure by us to comply with any other material term or provision of the agreement, or (z) the relocation or transfer of Mr. Biro’s principal office to a location more than 50 miles from the city of Boston, Massachusetts.

Mr. Wilson. Mr. Wilson’s employment agreement provides that, in the event his employment is terminated for good reason or without cause, we shall pay to Mr. Wilson an amount equal to one year of his current annual base salary at the time of termination, as well as any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid.  At the end of fiscal year 2007 this provision would have entitled

Mr. Wilson to $175,000 plus any other amounts accrued but not yet paid.  Mr. Wilson’s agreement also provides that any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid will be made in the event of his death or disability or if his employment is terminated for cause. Mr. Wilson’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: (i) “cause” means (a) the failure of Mr. Wilson to perform his obligations and duties hereunder to the satisfaction of us, which failure is not remedied within 15 days after receipt of written notice from us, (c) commission by Mr. Wilson of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material. breach by Mr. Wilson of certain sections of the agreement, which in either case is not remedied within 15 days after receipt of written notice from us or our Board of Directors, (d) the conviction of the executive of any felony (or a plea of nolo contendere thereto) or any crime involving moral turpitude, or (e) the failure of Mr. Wilson to carry out, or comply with, in any material respect any directive of the Board of Directors consistent with the terms of the agreement, which is not remedied within 15 days after receipt of written notice from us or our Board of Directors; and (ii) “good reason” shall mean any material breach by us of any provision of the agreement.

Mr. Lambert. Mr. Lambert’s agreement does not provide for any severance payment to Mr. Lambert following the termination of his employment for any reason.  Mr. Lambert’s agreement does not contain a provision for additional payment based on a change of control.

Loren McDonald. Mr. McDonald does not have an employment agreement and he would not be entitled to any severance payment upon termination.

Additionally, the 2005 Plan gives the Compensation Committee the discretion (but does not require it) to vest options outstanding under the 2005 Plan upon us having a change in control.  The option agreements for each of the Named Executive Officers provide that within one year following us having a change in control, if the executive’s employment is terminated without cause by us, or with good reason by the executive (in each case as defined in the option agreement), any options that would have become exercisable on or prior to the one year anniversary following the termination shall become immediately exercisable and shall remain exercisable until the earlier of the first anniversary of the termination of employment or the earlier expiration of the option in accordance with its terms.  In addition, Mr. Biro’s option agreement provides that all of his options shall become exercisable immediately prior to us having a change in control.

COMPENSATION OF DIRECTORS

We provide each non-employee director with an annual retainer of $25,000.  Each director receives a fee of $1,000 per meeting attended, plus out-of-pocket expenses.  In addition, members of board committees receive a fee of $1,000, plus out-of-pocket expenses, for each non-telephonic committee meeting attended that is not scheduled in conjunction with a meeting of the full Board of Directors, and a fee of $500, plus out-of-pocket expenses, for each non-telephonic committee meeting attended in conjunction with a meeting of the full Board of Directors and for each telephonic meeting of any committee of the Board of Directors.  Our executive officers do not receive additional compensation for serving on the Board of Directors.  Mr. Comfort, our Chairman of the Board, and Mr. Urry have waived all retainers and fees for their services.  On October 11, 2005, Mr. DeSantis Cuadra was granted 120,968 restricted shares of Common Stock under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan, which began vesting ratably on a quarterly basis on January 11, 2006 and continues through October 11, 2008.  Mr. DeSantis Cuadra’s shares were granted in lieu of $75,000 to be received in future annual director retainer fees over the three-year period following the date of grant.

Director Compensation Table

The table below summarizes the compensation paid to our independent directors for the fiscal year ended June 30, 2007.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Total ($)

Andrew Richard Blair	27,000	(1)	—		27,000
William T. Comfort III (2)	—		—		—
Nicolas De Santis Cuadra	2,000	(3)	26,397	(4)	28,397
James A. Urry (2)	—		—		—

(1)          Fees are for $25,000 annual retainer and four telephonic Audit Committee meetings.

(2)          Messrs. Comfort and Urry have waived all retainers and fees.

(3)          Fees are for four telephonic Audit Committee meetings.

(4)          On October 11, 2005, Mr. DeSantis Cuadra was granted 120,968 restricted shares of Common Stock under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan, which began vesting ratably on a quarterly basis on January 11, 2006, and continues through October 11, 2008.  Mr. DeSantis Cuadra’s shares were granted in lieu of $75,000 to be received in future annual director retainer fees over the three-year period following the date of grant.  As of the end of fiscal year 2007, 60,484 of these shares remain unvested.  We account for the cost of stock-based compensation in accordance with FAS 123(R), under which the cost of equity awards to employees and directors is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. The grant date fair value of the restricted stock granted to Mr. DeSantis Cuadra was $78,629.  Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with SFAS 123R and thus may include amounts from awards granted in and prior to fiscal year 2007. No forfeitures occurred during fiscal year 2007, and all awards are based on the closing market price of our common stock on the date of grant.  Assumptions used in calculation of these amounts are included in Note 17 to our consolidated audited financial statements for the fiscal year ended June 30, 2007, included in the Original Form 10-K.  Mr. DeSantis Cuadra is entitled to receive dividends on the restricted stock underlying this grant along with our other stockholders, although we do not expect to declare dividends on our common stock in the foreseeable future.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee during fiscal 2007 consisted of William T. Comfort, III, who also serves as our non-executive Chairman of the Board.  See “Certain Relationships and Related Transactions” for a description of transactions involving us and an entity controlled by Mr. Comfort.

No executive officer of the Company serves as a member of the compensation committee or board of directors of another company of which an executive officer serves on the Compensation Committee of the Company, nor does any executive officer of the Company serve as a member of the compensation committee of another company of which an executive officer serves as a director of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the disclosures set forth above under the heading “Compensation Discussion and Analysis” and, based on such review and discussions, the Compensation Committee recommended to the Board that such disclosure be included in our proxy statement and in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

William T. Comfort, III, Chairman
James A. Urry

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of October 15, 2007 by:

•                  each stockholder known by us to beneficially own more than five percent of the Common Stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons included in this table have sole voting and investment power with respect to all the shares of Common Stock beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
LDN Stuyvie Partnership	31,662,752	(b)	32.8%
William T. Comfort III	35,832,752	(c)	37.2%
David R. Burt	8,010,000	(d)	8.3%
Luis A. Rivera	2,330,612	(e)	2.4%
Andrew Richard Blair	985,000	(f)	1.0%
Joseph Lambert	125,000	(g)	*
Robb Wilson	251,500	(h)	*
Peter Biro	360,000	(i)	*
Loren McDonald	254,000	(j)	*
Sean Ryan	0		*
Jason Han	300,000	(k)	*
Nicolas De Santis Cuadra	120,968	(l)	*
James A. Urry	0	(m)	*
Directors and Officers as a group (11 persons)	48,569,832		48.7%

*                      Represents beneficial ownership of less than 1%.

(a)               Information as to the interests of the directors and officers has been furnished in part by them. The inclusion of information concerning shares held by or for their spouses or children or by corporations or other entities in which they have an interest does not constitute an admission by such persons of beneficial ownership thereof. Unless otherwise indicated, the address of each director and officer listed is 103 Foulk Rd., Suite 205Q, Wilmington, Delaware 19803.

(b)              LDN Stuyvie Partnership is a limited partnership, the sole general partner of which is William T. Comfort III, our Chairman of the Board. The address of LDN Stuyvie Partnership is 127-131 Sloane St., 4th Floor, Liscartan House, SWIX 9AS, London, UK.

(c)               Includes the shares held by LDN Stuyvie Partnership, of which Mr. Comfort is the sole general partner.

(d)              Consists entirely of shares held by a family limited partnership, the general partner of which is controlled by Mr. Burt.

(e)               Includes 2,160,612 shares of common stock subject to stock options held by Mr. Rivera on October 15, 2007, and exercisable within 60 days thereafter.

(f)                 The shares reported by Mr. Blair consist of 825,000 shares owned by Mr. Blair and his wife, 60,000 owned by Freimark, Blair & Co. pension fund and 100,000 owned by the Blair Family Trust.

(g)              Consists of 125,000 shares of common stock subject to stock options held by Mr. Lambert on October 15, 2007, and exercisable within 60 days thereafter.

(h)              Includes 250,000 shares of common stock subject to stock options held by Mr. Wilson on October 15, 2007, and exercisable within 60 days thereafter.

(i)                  Includes 250,000 shares of common stock subject to stock options held by Mr. Biro on October 15, 2007, and exercisable within 60 days thereafter.

(j)                  Consists of 254,000 shares of common stock subject to stock options held by Mr. McDonald on October 15, 2007, and exercisable within 60 days thereafter.

(k)               Includes 200,000 shares of common stock subject to stock options held by Mr. Han on October 15, 2007, and exercisable within 60 days thereafter.

(l)                  Includes 40,319 shares held by Mr. DeSantis Cuadra on October 15, 2007, but subject to certain restrictions pertaining to his continued service on the Board of Directors.

(m)            Does not include the 31,662,752 shares beneficially owned by LDN Stuyvie Partnership, of which Mr. Urry’s spouse is a partner.  Mr. Urry’s spouse has no dispositive or voting authority with respect to the shares beneficially owned by LDN Stuyvie Partnership, and Mr. Urry disclaims beneficial ownership of such shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities related in (a)) (c)

Equity compensation plans approved by security holders	10,935,482	$0.53	1,879,082
Equity compensation plans not approved by security holders	—	—	—

Total	10,935,482	$0.53	1,879,082

We established the Equity Based Compensation Plan on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to our employees, directors, and consultants. Stock options issued in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly or annually and all within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000. At June 30, 2007, there were 1,879,082 shares available for grant under the Equity Based Compensation Plan.

Performance Graph

The following performance graph compares the cumulative total return on our Common Stock during the last five fiscal years to the NASDAQ Composite and NASDAQ Computer indices for the period from June 30, 2002 through June 30, 2007. The graph assumes that $100 was invested in each of our Common Stock, the NASDAQ Composite Index and the companies listed on the NASDAQ Computer Index on June 30, 2002 and that any dividends were reinvested.

	J. L. Halsey	NASDAQ Composite	NASDAQ Computer
6/30/02	$100	$100	$100
6/30/03	$200	$111	$109
6/30/04	$567	$140	$136
6/30/05	$850	$141	$135
6/30/06	$1,533	$148	$135
6/30/07	$1,383	$178	$169

The information supplied under heading “performance graph” is deemed furnished, not filed, and is therefore not subject to the liabilities of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by us under the Exchange Act or the Securities Act (except to the extent we specifically incorporate this information into a document that is filed).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS AND AGREEMENTS

LDN Stuyvie Loan and Backstop Agreement

On August 18, 2006, we completed the acquisition of ClickTracks Analytics, Inc. and Hot Banana Software, Inc.  Funding for the acquisitions was provided by LDN Stuyvie Partnership (“LDN Stuyvie”).  LDN Stuyvie beneficially owns more than 5% of our outstanding Common Stock, and William T. Comfort, III, the chairman of our Board of Directors, is its sole general partner.  On August 16, 2006, we issued a promissory note to LDN Stuyvie in the amount of $10 million (the “Note”).  The Note accrued interest at the rate of 9.5% per annum, or 11.5% per annum in the event of default, and was to become due upon the earlier to occur of (i) the closing under the Backstop Agreement (discussed below), (ii) the date on which the Board of Directors resolved to abandon the rights offering, (iii) the date on which any order issued by a governmental entity of competent jurisdiction or any other legal restraint prohibited the consummation of the rights offering, (iv) the date on which any law or order by any governmental entity of competent jurisdiction made the rights offering illegal, (v) February 1, 2007, if the registration statement filed in connection with rights offering had not been declared effective by the SEC by 5:30 p.m. ET on January 31, 2007, or (vi) April 1, 2007, if the registration statement filed in connection with rights offering had been declared effective by the SEC by 5:30 p.m. ET on January 31, 2007, but the rights offered in the rights offering had not expired by 11:59 p.m. ET on March 31, 2007.

In connection with the Note, we and LDN Stuyvie entered into a Backstop Agreement, dated August 16, 2006 (the “Backstop Agreement”), pursuant to which LDN Stuyvie agreed to purchase Common Stock in connection with a proposed rights offering by us.  Pursuant to the Backstop Agreement, LDN Stuyvie agreed to backstop $10 million of rights offered in the rights offering. Under the terms of the Backstop Agreement, LDN Stuyvie was to purchase that number of shares of Common Stock so that, together with all rights subscribed for and exercised in the rights offering (including any rights subscribed for by LDN Stuyvie), we would have received gross proceeds (including offsets against the Note) in the rights offering of at least $10 million. In partial consideration for making the $10 million loan to us and agreeing to backstop the rights offering up to $10 million, we granted to LDN Stuyvie the exclusive right to purchase up to an additional $10 million of Common Stock at the subscription price in respect of each right granted to other stockholders but which they decline to exercise.

We did not file a registration statement for the rights offering with the SEC by January 31, 2007, and terminated the rights offering.  The Backstop Agreement therefore terminated as of January 31, 2007. On February 1, 2007, in accordance with the terms of the LDN Stuyvie Note, we issued to LDN Stuyvie a total of 12,279,130 shares of common stock as payment in full of the principal and accrued interest on the LDN Stuyvie Note.   In accordance with the terms of the LDN Stuyvie Note, the common stock was valued at $0.85 per share for an aggregate price of $10,437,260.27, representing $10,000,000 for the principal and $437,260.27 for the accrued interest under the LDN Stuyvie Note.  The shares of common stock were issued in a private placement.

Resignation of Former Director

   On March 7, 2007, the Board of Directors accepted the resignation of David R. Burt, our director and former Chief Executive Officer.  In connection with the resignation, we, Mr. Burt, Texas Addison Limited Partnership (“Addison”), LDN Stuyvie and Andrew Richard Blair, entered into an Agreement and Mutual Release, dated March 8, 2007 (the “Release”).  Mr. Blair is a member of our Board of Directors and LDN Stuyvie is controlled by Mr. Comfort, the chairman of our Board of Directors.

Pursuant to the Release, Addison, which is controlled by Mr. Burt, agreed to sell (A) to LDN, and LDN agreed to purchase from Addison, 4,166,667 shares (the “LDN Sale Shares”) of Common Stock and (B) to Blair, and Blair agreed to purchase from Addison, 333,333 shares (the “Blair Sale Shares” and together with the LDN Sale Shares, the “Sale Shares”) of Common Stock.  The purchase price paid by LDN and Blair for the Sale Shares was $0.75 per share, or an aggregate of $3,375,000.  The closing of the purchase of the Sale Shares by LDN and Blair occurred on March 16, 2007.  In addition, we waived the transfer restrictions on the remaining Common Stock owned by Burt and Addison in order to permit them to sell such Common Stock on the open market; provided, that (A) the amount of Common Stock sold in any 90-day period shall not exceed 300,000 shares (or such greater or lesser number to appropriately reflect adjustments for stock splits, stock dividends, or similar actions by us with respect to the Common Stock), (B) all sales of Common Stock sold by Addison or Burt pursuant to this provision are to be effected through the Designated Brokerage Firm (defined below) and (C) neither Burt nor Addison will undertake a sale of Common Stock to any Person whereby, to the knowledge of Burt or Addison, such sale would (1) cause the Transferee to have a Prohibited Ownership Percentage or (2) increase the ownership percentage of any Person already having a Prohibited Ownership Percentage.  For purposes of the Release, the “Designated Brokerage Firm” means (a) Freimark Blair & Company, Inc. (“Freimark Blair”), an entity controlled by Blair, or (b) any office of Smith Barney; provided, however, that Smith Barney may only be used in the event (1) Blair retires or terminates his relationship with Freimark Blair; (2) Freimark Blair is unable for any reason whatsoever to provide the brokerage services necessary for Burt and/or Addison to sell the shares permitted under this provision of the Agreement; or (3) Blair or Freimark Blair engage or propose to engage in conduct that is outside the reasonable norms of the brokerage industry.  For purposes of the Release, the terms “Transferee”, “Prohibited Ownership Percentage” and “Person” have the meanings given such terms in Article Fifth of our Certificate of Incorporation.  Once the number of shares of Common Stock owned by Burt falls below a Prohibited Ownership Percentage, Burt and Addison shall be free to sell shares of Common Stock without restriction, other than restrictions imposed by law.

Also in connection with Burt’s resignation and pursuant to the terms of the Release, we and Burt provided general releases of claims (other than certain types of claims specified in the Agreement) to each other and their respective affiliates.  In addition, we agreed to pay to Burt a total of $359,000 representing bonuses earned by Burt at the time he was employed by us as an officer.  The exact amount of bonuses earned by Burt was in dispute and the amount agreed upon represented a settlement between the parties.  Such bonus amount is to be paid as follows: (i) $30,000 on the first business day of each month beginning in March 2007 (provided that the payment due in March 2007 shall be made concurrently with the closing of the sale of the Sale Shares to LDN and Blair) and ending on the first business day of January 2008, and (ii) $29,000 on the first business day of February 2008.

Indemnification Agreements

We have entered into indemnification agreements with our directors other than Mr. Urry and Mr. Rivera. Under these agreements, we are obligated to indemnify the directors to the fullest extent permitted under the Delaware General Corporation Law for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by them in any action or proceeding arising out of their services as a director.  We believe that these indemnification agreements are helpful in attracting and retaining qualified directors, and intend to enter into such agreements with Messrs. Urry and Rivera in the near future.

Policies and Procedures

Under SEC rules, public issuers such as us must disclose certain transactions with related persons. These are transactions in which we are a participant where the amount involved exceeds $120,000, and a member of our Board of Directors, an executive officer or a holder of more than 5% of our common stock has a direct or indirect material interest.

To date we have not adopted a formal written policy with respect to such related-party transactions.  However, an informal, unwritten policy has been in place whereby all such related-party transactions are reported to, and approved by, the full Board of Directors (other than any interested director).  Factors considered by the Board of Directors when deliberating such transactions include:

•                  whether the terms of such transaction are fair to us;

•                  whether the transaction are consistent with, and contribute to, our growth strategy; and

•                  what impact, if any, such transaction will have on the transfer restrictions currently in place with respect to our Common Stock.

The agreements and transactions listed above (other than the indemnification agreements) were all approved by the full Board of Directors (other than those directors with interests in the transactions).

Given the SEC’s reporting requirements, the Board of Directors is considering whether to adopt a formal written policy with respect to related-party transactions.

DIRECTOR INDEPENDENCE

We have adopted the NASDAQ Stock Market’s standards for determining the independence of directors.  Under these standards, an independent director means a person other than an executive officer or one of our employees or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In addition, the following persons shall not be considered independent:

•                  A director who is, or at any time during the past three years was, employed by us;

•                  a director who accepted or who has a family member who accepted any compensation from us in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

•                  compensation for service on the Board of Directors or any committee thereof;

•                  compensation paid to a family member who is one of our employees (other than an executive officer); or

•                  under a tax-qualified retirement plan, or non-discretionary compensation;

•                  a director who is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

•                  a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

•                  payments arising solely from investments in our securities; or

•                  payments under non-discretionary charitable contribution matching programs;

•                  a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers serve on the compensation committee of such other entity; or

•                  a director who is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

For purposes of the NASDAQ independence standards, the term “family member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home.

The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above, and has affirmatively determined that all four non-employee directors (Messrs. Blair, Comfort, De Santis Cuadra and Urry) are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees paid to Burr, Pilger & Mayer LLP and PricewaterhouseCoopers LLP for services provided during fiscal 2007 and 2006:

	2007	2006
Audit Fees (1)	$348,265	$233,270
Audit-Related Fees	$149,850	$137,475
Tax Fees (2)	—	—
All Other Fees (3)	—	—
Total	$498,115	$370,745

(1)                           Represents fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)                           Represents fees for professional services rendered related to income tax matters.

(3)                           Represents fees for professional services rendered in connection with the acquisitions of Lyris Technologies, Inc., Uptilt, Inc., ClickTracks Analytics, Inc. and Hot Banana Software, Inc.

The Audit Committee has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose.  Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings.  In situations where it is impractical to wait until the regularly scheduled quarterly meeting, the Audit Committee may delegate authority to approve the audit, audit-related, tax and other services to a member of the committee up to a certain pre-determined level as approved by the Audit Committee.  During fiscal years 2006 and 2007, 46 percent and 14 percent, respectively, of the Audit-Related fees described above were not pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed as part of this Annual Report at Item 8 are listed in the Financial Statements and Supplementary Data on page 39 of the Original Form 10-K.  All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

(b) The following documents are filed or incorporated by reference as exhibits to this Report:

EXHIBIT INDEX

Exhibit No.	Description

2(a)(i)

Stock Purchase Agreement dated as of April 2, 1999, by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(a) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1999.)

2(a)(ii)

Amendment No. 1 to Stock Purchase Agreement made as of May 19, 1999, by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1999.)

2(a)(iii)

Amendment No. 2 to Stock Purchase Agreement made as of June 30, 1999, by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1999.)

2(b)(i)

Stock Purchase Agreement dated as of June 1, 1999, by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(a) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1999.)

2(b)(ii)

Amendment No. 1 to Stock Purchase Agreement made as of June 1, 1999, by and among NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc. (incorporated by reference to Exhibit 2(b) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1999.)

2(c)

Stockholder Agreement dated as of September 8, 1999, among Plato Holdings, Inc., New Plato Acquisition, Inc., NC Resources, Inc. and NovaCare, Inc. (incorporated by reference to Exhibit 2(a) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1999.)

2(d)(i)

Stock Purchase Agreement dated as of October 1, 1999, by and among NovaCare, Inc. NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1999.)

2(d)(ii)

First Amendment dated November 19, 1999, to the Stock Purchase Agreement dated October 1, 1999, among NovaCare, Inc., NC Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(a) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1999.)

2(d)(iii)

Opinion of Warburg Dillon Read LLC dated as of October 1, 1999 (incorporated by reference to Exhibit 99(a) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1999.)

2(e)

Stock Purchase Agreement by and among Commodore Resources, Inc., Lyris Technologies, Inc., John Buckman, Jan Hanford, The John Buckman and Jan Hanford Trust and the Company, for certain limited purposes contained therein, dated May 6, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2005.)

2(f)

Agreement and Plan of Merger by and among Commodore Resources (Nevada, Inc., Halsey Acquisition Delaware, Inc, Uptilt Inc., David Sousa, in his capacity as Representative, and the Company, dated October 3, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.)

2(g)

Agreement and Plan of Merger, dated as of August 16, 2006, by and among the Company, Commodore Resources (Nevada, Inc., Halsey Acquisition California, Inc., ClickTracks Analytics, Inc., the Shareholders listed therein and John Marshall (as representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.)

2(h)

Share Purchase Agreement, dated August 18, 2006, by and among 1254412 Alberta ULC, an unlimited liability company formed under the laws of the Province of Alberta, the Company, Krista Lariviere, Chris Adams, 1706379 Ontario Inc., a corporation formed under the laws of the Province of Ontario and 1706380 Ontario Inc., a corporation formed under the laws of the Province of Ontario (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.)

3(a)(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to the Original Form 10-K.)

3(a)(ii)	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(ii) to the Original Form 10-K.)

3(a)(iii)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to the Original Form 10-K.)

3(b)

First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007.)

4(a)(i)†

J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2005.)

4(a)(ii)	First Amendment to the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan(incorporated by reference to Exhibit 4(a)(ii) to the Original Form 10-K.)

10(a)†

Amended and Restated Employment Agreement dated as of September 27, 2000, between NAHC Inc. and David R. Burt (incorporated by reference to Exhibit 10(k)(i) to NAHC, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2000.)

10(b)†

Convertible Subordinated Note dated as of September 27, 2000, issued by NAHC Inc. to David R. Burt (incorporated by reference to Exhibit 10(k)(ii) to NAHC, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2000.)

10(c)(i)†

Indemnification Agreement, dated May 4, 2000, by and between NAHC, Inc. and David R. Burt (the “Burt Indemnification Agreement” (incorporated by reference to Exhibit 10(f)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.)

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

10(e)

Stock Purchase Agreement, dated as of December 13, 2002, by and between the Company and The University of Chicago Law School (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.)

10(f)†

Form of Nonstatutory Stock Option Agreement under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2005.)

10(g)(i)

Promissory Note from Commodore Resources, Inc., a subsidiary of the Company, in favor of The John Buckman and Jan Hanford Trust, dated May 12, 2005 (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.)

10(g)(ii)

Amended and Restated Promissory Note dated March 31, 2007, by Commodore Resources, Inc. in favor of The John Buckman and Jan Hanford Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007.)

10(g)(iii)

Subordination Agreement dated March 31, 2007, by and between The John Buckman and Jan Hanford Trust and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007.)

10(h)

Guaranty, entered into by the Company on May 12, 2005, guaranteeing payment by Commodore Resources, Inc. to The John Buckman and Jan Hanford Trust of the amount specified in the Promissory Note dated May 12, 2005 (incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.)

10(i)†	Employment Agreement effective May 12, 2005, between Lyris and Luis A. Rivera (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.)

10(j)†	Employment Agreement effective May 12, 2005, between Lyris and Robb Wilson (incorporated by reference to Exhibit 10(k) to the Original Form 10-K.)

10(k)†

Employment Agreement dated as of August 29, 2005, between Lyris and Joseph Lambert (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.)

10(l)†	Employment Agreement effective August 17, 2006, between the Company and Peter Biro (incorporated by reference to Exhibit 10(l) to the Original Form 10-K.)

10(m)(i)

Loan and Security Agreement, dated October 4, 2005, by and among Comerica Bank, Commodore Resources (Nevada, Inc., Lyris Technologies, Inc. and Uptilt, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10(m)(ii)

First Amendment to Loan and Security Agreement, effective as of April 25, 2006, by and among Comerica Bank and Commodore Resources (Nevada, Inc., Lyris Technologies, Inc. and Uptilt Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10(m)(iii)

Second Amendment to Loan and Security Agreement, effective as of August 18, 2006, by and among Comerica Bank and Commodore Resources (Nevada, Inc., Lyris Technologies, Inc. and Uptilt Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10(m)(iv)

Third Amendment to Loan and Security Agreement, effective as of November 30, 2006, by and among Comerica Bank, Commodore Resources (Nevada, Inc., Lyris Technologies, Uptilt Inc., MCC Nevada, Inc. and ClickTracks Analytics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006.)

10(m)(v)

Fourth Amendment to Loan and Security Agreement, effective as of January 30, 2007, by and among Comerica Bank and Commodore Resources (Nevada, Inc., Lyris Technologies, Inc., Uptilt, Inc., MCC Nevada, Inc. and ClickTracks Analytics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2007.)

10(m)(vi)

Fifth Amendment to Loan and Security Agreement, effective as of March 31, 2007, by and among Comerica Bank and Commodore Resources (Nevada, Inc., Lyris Technologies, Inc., Uptilt, Inc., MCC Nevada, Inc., ClickTracks Analytics, Inc., Admiral Management Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007.)

10(n)

Unconditional Guaranty, dated October 4, 2005, executed by the Company in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10(o)†

Restricted Stock Award Agreement, dated October 11, 2005, by and between the Company and Nicolas DeSantis Cuadra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.)

10(p)

Promissory Note, dated August 16, 2006, in the amount of $10,000,000 from the Company to LDN Stuyvie Partnership (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.)

10(q)(i)

Backstop Agreement, dated August 16, 2006, by and between the Company and LDN Stuyvie Partnership (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.)

10(q)(ii)

First Amendment to Backstop Agreement, dated as of December 5, 2006, by and between the Company and LDN Stuyvie Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006.)

10(r)†

Agreement and Mutual Release, dated March 8, 2007, by and among the Company, LDN Stuyvie Partnership, Texas Addison Limited Partnership, David R. Burt and Andrew Richard Blair (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007.)

10(s)

Agreement and Waiver, entered into as of June 8, 2007, by and among the Company, Commodore Resources (Nevada, Inc., Lyris Technologies, Inc., ClickTracks Analytics, Inc., John Marshall and Lisa Deverse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.)

10(t) †*	Employment Agreement effective May 12, 2005, between Lyris Technologies, Inc. and Jason Han.

10(u) †*	Employment Letter dated May 11, 2007, between Lyris Technologies, Inc. and Sean Ryan.

14

Code of Business Conduct and Ethics, adopted by the Company on September 25, 2003 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Original Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a/15d-14(a)

32.1*	Section 1350 Certification

*	Filed herewith

†	Indicates management contracts or compensatory plans, contracts or arrangements in which any director or named executive officer participates.

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

Dated: October 29, 2007	J. L. HALSEY CORPORATION, INC

By:	/s/ Luis Rivera
LUIS RIVERA
Chief Executive Officer and President