Form 10-Q
period 2007-09-30
LYRIS, INC.
filed 2007-11-14
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 1-10875

Lyris, Inc.

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

Yes  ☐   No  ☒

As of November 1, 2007, Lyris, Inc. had 96,452,758 shares of common stock, $.01 par value, outstanding.

LYRIS, INC. AND SUBSIDIARIES

(FORMERLY J.L. HALSEY CORPORATION)

FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2007

INDEX

Part No.	Item No.	Description
I		FINANCIAL INFORMATION

	1	Financial Statements
— Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and June 30, 2007

— Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006

— Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006

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

Signatures

Index to Exhibits

PART I

ITEM 1.   FINANCIAL STATEMENTS

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except per share amounts)

(Unaudited)

	September 30, 2007	June 30, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$343	$659
Accounts receivable, net of allowance of $378 at September 30, 2007 and $365 at June 30, 2007	7,056	6,903
Prepaid expenses	792	713
Deferred income taxes	576	580
Deferred financing fees	140	147
Prepaid expenses related to discontinued operations	6	6
Total current assets	8,913	9,008
Property and equipment, net	2,485	2,452
Restricted cash related to discontinued operations	200	200
Restricted cash	97	96
Intangible assets, net	21,470	22,414
Goodwill	36,154	36,021
Total assets	$69,319	$70,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,477	$2,580
Contingent acquisition consideration — short-term	2,264	2,050
Note payable — current portion (Note 5)	1,049	1,049
Accrued interest	206	70
Income taxes payable	251	218
Accrued expenses remaining from discontinued operations	638	722
Deferred revenue	3,900	3,893
Total current liabilities	10,785	10,582
Revolving line of credit — long-term	9,431	9,134
Note payable (Note 5)	4,360	4,360
Contingent acquisition consideration — long-term	—	163
Other long-term liabilities	151	146
Total liabilities	24,727	24,385
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 98,430,598 shares issued and 96,449,425 shares outstanding at September 30, 2007 and 98,430,598 shares issued and outstanding at June 30, 2007	984	984
Additional paid-in capital	252,227	252,172
Accumulated deficit	(207,602)	(207,578)
Treasury stock (at cost), 1,981,173 shares at September 30, 2007 and 0 shares at June 30, 2007	(1,486)	—
Cumulative translation adjustment	469	228
Total stockholders’ equity	44,592	45,806
Total liabilities and stockholders’ equity	$69,319	$70,191

 (1) Derived from the audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data)

 (Unaudited)

	For the Three Months Ended
	September 30,
	2007	2006
Software and services revenues:
Software revenues	$1,851	$1,538
Services revenues	8,849	6,838
Total revenues	10,700	8,376
Cost of revenues:
Software and services	3,114	2,044
Amortization of developed technology	602	505
Total cost of revenues	3,716	2,549
Gross profit	6,984	5,827
Operating expenses:
General and administrative expenses	3,060	2,736
Research & development	349	586
Sales & marketing	2,577	2,015
Amortization of customer relationships	433	398
Income from operations	565	92
Interest income	2	14
Interest expense	(354)	(783)
Other income	5	—
Income (loss) from continuing operations before income taxes	218	(677)
Income tax provision	190	62
Income (loss) from continuing operations	28	(739)
Loss on disposal of discontinued operations, net of tax	(52)	(35)
Net loss	$(24)	$(774)
Income (loss) per share from continuing operations — basic and diluted	$0.00	$(0.01)
Net loss per share — basic and diluted	$(0.00)	$(0.01)
Weighted average number of shares outstanding — basic and diluted	96,359,793	84,547,288

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(24)	$(774)
Adjustments to reconcile net loss to net cash flows from operating activities of continuing operations:
Loss on disposal of discontinued operations	52	35
Stock-based compensation expense	117	139
Depreciation and amortization	1,273	1,077
Provision for bad debt	148	220
Deferred income tax benefit	4	(22)
Beneficial conversion feature of convertible promissory note	—	329
Changes in assets and liabilities:
Accounts receivable	(300)	(659)
Prepaid expenses	(73)	319
Accounts payable and accrued expenses	(43)	228
Accrued interest	136	256
Deferred revenue	7	33
Income taxes payable	45	(349)
Net cash flows provided by continuing operations	1,342	832
Net cash flows used in discontinued operations	(137)	(27)
Net cash flows provided by operating activities	1,205	805
Cash flows from investing activities:
Continuing operations:
Additions to property and equipment	(263)	(749)
Payments for businesses acquired, net of cash acquired	(69)	(10,143)
Net cash flows used in investing activities	(332)	(10,892)
Cash flows from financing activities:
Proceeds from sale of treasury stock	122	—
Payment for purchase of treasury stock	(1,670)	—
Proceeds from debt and credit arrangements	5,447	14,242
Proceeds from convertible debt from related party	—	10,000
Payment of debt and credit arrangements	(5,150)	(13,864)
Net cash flows (used in) provided by financing activities	(1,251)	10,378
Net (decrease) increase in cash and cash equivalents	(378)	291
Effect of exchange rates on cash and cash equivalents	62	2
Cash and cash equivalents, beginning of period	659	255
Cash and cash equivalents, end of period	$343	$548

Supplemental cash flow information:
Cash paid for interest	$217	$130
Cash paid for taxes	$140	$410
Supplemental disclosure of non-cash transactions
Beneficial conversion feature of convertible promissory note	$—	$329

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.   Description of Business

Lyris, Inc. (formerly “J.L. Halsey Corporation”), through its recently purchased wholly owned subsidiaries, Lyris Technologies, Inc. (“Lyris Technologies”), Uptilt, Inc. (d/b/a “EmailLabs”), ClickTracks Analytics, Inc. (“ClickTracks”), and Hot Banana Software, Inc. (“Hot Banana”), is a leading digital marketing technology and services firm.  In October 2007, we changed our corporate name from J.L. Halsey Corporation to Lyris, Inc., to acknowledge the acquisitions of our operating units and our resultant positioning as a leading provider of integrated marketing technology solutions.  Our email marketing software and services provide clients with solutions for creating, managing and delivering online, permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  Through Lyris Technologies and EmailLabs, we offer email solutions in two forms: as software that is downloaded and installed on customers’ computers, and as a hosted solution in which customers use our software through an internet connection.  Through ClickTracks and Hot Banana, we also offer website analytics software and services, and website content management software and services.  Unless the context requires otherwise in this quarterly report, the terms “we,” “us” and “our” refer to Lyris, Inc. and its subsidiaries.

Lyris is the successor to NovaCare, Inc (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on us and our competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  We disposed of this business in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of the orthotics and prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  NovaCare’s former employee services segment was disposed of through the sale of NovaCare’s interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of these businesses, we repaid all of NovaCare’s bank debt in the summer of 1999, and in January of 2000 we retired NovaCare’s publicly-traded subordinated debt.

We sold the NovaCare name as part of the sale of the PROH business and subsequently changed our name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction approved by our stockholders at a special meeting, NAHC merged with and into J.L Halsey, its wholly-owned subsidiary.   The purpose of the merger between NAHC and J.L. Halsey was to implement transfer restrictions on our common stock in order to preserve our federal income tax net operating losses.

Prior to the acquisitions of Lyris Technologies, EmailLabs, ClickTracks and Hot Banana, we spent several years maximizing remaining assets, including old accounts receivable, Medicare receivables and appeals, and tax items, and minimizing liabilities retained after the sales of the operating businesses.  We collected virtually all of the receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from our prior operations. None of our current executives or directors were associated with us prior to, or at the time of, the sale of the NovaCare healthcare operating businesses in 1999.

2.   Basis of Presentation

These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our consolidated financial statements and the notes thereto for the year ended June 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

Foreign currency translation

At the operating entity level, transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period. One of our operating entities—Hot Banana—uses the Canadian Dollar as its functional currency.

On consolidation, the results of operations and cash flows of Hot Banana are translated into U.S. dollars at the average exchange rate for the period, and its assets and liabilities are translated into U.S. dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of stockholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

Uses of estimates in preparation of financial statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, amortization and depreciation (estimated useful lives used), goodwill and intangible assets valuation, valuation of options, calculation of stock compensation, current and deferred taxes, and contingencies.  Management also uses estimates to report assets and liabilities remaining from discontinued operations. We estimate reserves against potential assets from discontinued operations as well as in the reporting of potential liabilities from discontinued operations. We adjust these estimates as facts and circumstances require.  Actual results could differ from these estimates.

3.   Intangible Assets

Intangible assets consist of the following:

(in thousands)	September 30, 2007	June 30, 2007
Depreciable intangibles:
Customer relationships	$9,548	$9,512
Developed technology	12,059	12,008
	21,607	21,520
Less: accumulated amortization	(7,931)	(6,880)
	13,676	14,640

Non-depreciable intangibles:
Trade names	7,794	7,774
Total intangible assets, net of amortization	$21,470	$22,414

The following table outlines our intangible assets, by acquisition, as of September 30, 2007:

(in thousands)	Gross amount	Accumulated amortization	Balance at September 30, 2007
Lyris Technologies:
Customer relationships	$4,113	$(1,757)	$2,356
Developed technology	4,078	(1,948)	2,130
Tradenames	4,720	—	4,720
Subtotal	12,911	(3,705)	9,206

EmailLabs:
Customer relationships	3,260	(1,286)	1,974
Developed technology	4,080	(1,610)	2,470
Tradenames	1,569	—	1,569
Subtotal	8,909	(2,896)	6,013

ClickTracks:
Customer relationships	1,600	(360)	1,240
Developed technology	3,100	(697)	2,403
Tradenames	1,200	—	1,200
Subtotal	5,900	(1,057)	4,843

Hot Banana:
Customer relationships	510	(83)	427
Developed technology	710	(161)	549
Tradenames	270	—	270
Cumulative foreign currency translation effect	191	(29)	162
Subtotal	1,681	(273)	1,408

Total of all acquired intangibles	$29,401	$(7,931)	$21,470

Amortization expense for the three months ended September 30, 2007, was $1.0 million. Amortization expense during that period classified as cost of revenues and related to amortization of developed technology was $602,000.

Net intangible assets have increased for the three months ended September 30, 2007, by $91,000 as a result of changes in the foreign currency exchange rate between the U.S. Dollar and Canadian Dollar.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of September 30, 2007, is as follows:

(in thousands) Fiscal Year	Customer Relationships	Developed Technology	Total
2008	$1,278	$1,812	$3,090
2009	1,704	2,416	4,120
2010	1,704	2,291	3,995
2011	1,152	1,006	2,158
2012	122	98	220
2013 and thereafter	93	—	93
Total	$6,053	$7,623	$13,676

The roll-forward of the intangible assets for June 30, 2007, through September 30, 2007, is as follows:

Amount
(in thousands)

Beginning balance at June 30, 2007	$22,414
Amortization for the three month period ended September 30, 2007	(1,035)
Foreign currency translation adjustment	91

Ending balance at September 30, 2007	$21,470

4.   Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets of an acquired business.  Hot Banana operates in Canada and uses the Canadian Dollar as its functional currency.  Consequently goodwill related to the acquisition of Hot Banana is accounted for as a Canadian Dollar functional currency asset.  Each financial period, all assets, including goodwill, and liabilities of group entities with a non U.S. dollar functional currency are translated into U.S. dollars, our reporting currency, using the closing rate method.

Goodwill consists of the following:

(in thousands)	September 30, 2007	June 30, 2007

Lyris Technologies	$17,491	$17,491
EmailLabs	10,680	10,680
ClickTracks	5,891	5,891
Hot Banana	2,092	1,959

Total	$36,154	$36,021

The roll-forward of goodwill for June 30, 2007, through September 30, 2007, is as follows:

Amount
(in thousands)

Beginning balance at June 30, 2007	$36,021
Foreign currency translation adjustment	133

Ending balance at September 30, 2007	$36,154

Impairment of long-lived assets

We assess the impairment of goodwill and indefinite life intangibles on an annual basis in the fourth fiscal quarter. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. No impairment of our long-lived assets has been recorded during the three months ended September 30, 2007.

5.    Note Payable

Commodore Resources (Nevada), Inc. (“Commodore”), one of our wholly-owned subsidiaries, executed a promissory note with The John Buckman and Jan Hanford Trust (the “Trust”) in the amount of $5.6 million as part of the acquisition of Lyris Technologies on May 12, 2005. The note bears interest at the rate of 10% per annum. The note and accrued interest were to become due on May 12, 2007, subject to the satisfaction of the following conditions:

•                     Total Revenue of Lyris Technologies for the twelve month periods ended March 31, 2006 and 2007, taken in the aggregate, must be equal to or greater than $24.0 million.  The total revenue of Lyris Technologies for the twenty-four month period ended March 31, 2007 was approximately $36.3 million, which exceeds the specified revenue target of $24.0 million as stated in the note.

•                     The amounts due on the note are reduced by certain royalty payments that we are required to make.  In the quarter ended June 30, 2006 we reduced the note by $103,760, in the quarter ended December 31, 2006 we reduced the note by $99,756 and in the quarter ended March 31, 2007 we reduced the note by $94,953 related to these payments.

On March 31, 2007, we executed an amended and restated promissory note, effective as of May 12, 2005, in the principal amount of $5.6 million (the “Amended and Restated Note”) payable to the Trust.  Under the terms of the Amended and Restated Note, the maturity of the obligation has been extended to November 12, 2008, and we are obligated to make the following payments (constituting both principal and interest, in accordance with the terms of the Amended and Restated Note) to the Trust: (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; (c) $4,687,666 due November 12, 2008.

We paid $1,000,000 on May 14, 2007, and have recorded the remaining payments in the current and long-term portions of our Balance Sheet as of September 30, 2007.

We have accrued $206,000 of interest owed on this note as of September 30, 2007. During the three months ended September 30, 2007, we accrued $136,000 of interest on this note and recorded this amount as interest expense in the statement of operations for quarter ended September 30, 2007.

6.   Discontinued Operations

At September 30, 2007, and June 30, 2007, assets and liabilities from discontinued operations consisted of:

(in thousands)	September 30, 2007	June 30, 2007
Restricted cash in support of workers’ compensation liabilities	$200	$200
Prepaid expenses pertaining to insurance deposits	6	6
Accounts receivable remaining from discontinued operations	583	583
Allowance for doubtful accounts remaining from discontinued operations	(583)	(583)
Total assets related to discontinued operations	206	206

Accrued expenses remaining from discontinued operations	638	722
Total liabilities related to discontinued operations	$638	$722

At September 30, 2007, we believe that the probability of collecting these receivables is low, and accordingly we have fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, we will record a gain in the period of collection.

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

For the three months ended September 30, 2007, we recorded a $52,000 loss on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $7,000 resulting from a refund from our Workers Compensation insurance offset by additional expenses of approximately $59,000, primarily related to litigation and collection of legacy receivables.

For the three months ended September 30, 2006, we recorded a $35,000 loss on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $40,000 resulting from the collection of a cost report settlement that was previously written off by us and offset by increases of expense accruals of $75,000 to adjust other liabilities remaining from discontinued operations. The increases in expense accruals include amounts for litigation related costs and legacy insurance expenses.

7.   Stock Based Compensation

Effective July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments   (“SFAS No. 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  Prior to adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148,   Accounting for Stock-Based Compensation — Transition and Disclosures.   Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.  Previously reported amounts have not been restated.

We established the J.L. Halsey Corporation Equity Based Compensation Plan (the “Equity Based Compensation Plan”) on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to our employees, directors and consultants. Stock options granted in connection with the Equity Based Compensation Plan are generally granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant, and stock-based compensation expense is recognized over the employees’ requisite service period, which is generally four years. Options are generally granted with a ten-year term. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000.  At September 30, 2007, there were 1,930,031 shares available for grant under the Equity Based Compensation Plan.

We are currently using the Black-Scholes option pricing model to determine the fair value of all option grants.  For option grants issued in the three months ended September 30, 2007 the following weighted average assumptions were used:

Risk-free rate	4.76%
Expected dividends	$—
Expected market price volatility	47%
Expected years until exercise	4.5 years

Expected volatility uses historical volatility of our common stock along with the historical volatility of our peer group common stock.  The risk-free rates are taken from the Federal Yield Curve Rates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal to or approximately equal to the expected term of the options.  The expected term calculation is based on observed historical exercise behavior of employees in our peer group and the options’ contractual term.  The dividend yield is zero based on the fact that we have no intention of paying dividends in the near term.

The following table summarizes stock option activity from July 1, 2007, to September 30, 2007:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
	(in thousands)
Balance, July 1, 2007	10,927		$0.53
Options Granted	197		0.95
Options Exercised	(245)		0.50
Options Forfeited, Cancelled	(96)		0.75
Balance, September 30, 2007	10,783	8.16	$0.54

Options exercisable at September 30, 2007	4,423	$0.43

Options exercisable at July 1, 2007	3,912	$0.37

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2007, was $9.0 million and $4.2 million, respectively. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on September 28, 2007 (the last trading day for the quarter period ended September 30, 2007), which would have been received by the option holders had all option holders exercised their options as of that date. During the three months ended September 30, 2007, approximately 245,000 stock options were exercised.  The intrinsic value of the options exercised was approximately $118,000.

The following table summarizes the allocation of stock-based compensation expense:

	For the Three Months Ended September 30,
(in thousands)	2007	2006
Cost of revenues	$56	$29
General and administrative	20	34
Research and development	10	5
Sales and marketing	31	71
Total stock-based compensation expense	$117	$139

As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was approximately $2.5 million before estimated forfeitures ($1.9 million after expected forfeitures) and will be recognized over an estimated weighted average 1.58 years.

8.   Net Income (Loss) Per Share

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

The following table sets forth the computation and reconciliation of net income (loss) per share:

	For the Three Months Ended September 30,
(in thousands)	2007	2006
Income (loss) from continuing operations	$28	$(739)
Loss on disposal of discontinued operations, net of tax	(52)	(35)
Net loss	$(24)	$(774)

Weighted average shares outstanding:
Basic	96,359,793	84,547,288
Effect of dilutive securities:
Stock options	—	—

Diluted	96,359,793	84,547,288

Income (loss) per share from continuing operations: basic and diluted	$0.00	$(0.01)

Loss per share on disposal of discontinued operations: basic and diluted	$(0.00)	$(0.00)

Net loss per share: basic and diluted	$(0.00)	$(0.01)

The following potential common shares have been excluded from the computation of diluted net income per share for the three months ended September 30, 2007, because their inclusion would have been anti-dilutive:

For the Three Months Ending September 30, 2007
Outstanding common stock options	5,410,729

9.   Comprehensive Income (Loss):

The following table shows the computation of comprehensive income (loss):

(in thousands)	Three months ended September 30, 2007	Three months ended September 30, 2006
Net loss	$(24)	$(774)
Other comprehensive income (loss):
Foreign currency translation adjustments	241	2
Total comprehensive income (loss)	$217	$(772)

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

10.   Commitments and Contingencies

Contingent acquisition payments

We will likely be required to pay the following amounts to the former stockholders of our current subsidiaries as contingent payment per the terms of the acquisition agreements:

	Year ended June 30,
(in thousands)	2008	2009	2010	2011	2012	Total

Lyris Technologies	$1,453	4,688	—	—	—	$6,141
EmailLabs	1,725	—	—	—	—	1,725
Hot Banana	539	—	—	—	—	539

Total	$3,717	4,688	—	—	—	$8,405

The $6.1 million contingent amount for Lyris Technologies includes a $5.6 million note payable and is net of interest and certain off-sets permitted pursuant to the Agreement.  Lyris Technologies and EmailLabs have achieved their specified revenue targets and therefore liabilities have been recorded in the current and long-term portions of our balance sheet at September 30, 2007. We believe that Hot Banana’s performance will result in contingent payments for technology integration targets and specified revenue targets to the sellers of Hot Banana.  As a result, we have accrued $539,314 as of September 30, 2007.

Litigation

NovaCare v. Stratford Nursing Home.  We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146,000, which we have fully reserved.  Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million.  We believe that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of September 30, 2007, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and we have reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against us or a settlement.

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

Other Miscellaneous Cases and Claims

O’Leary v. Joyner Sports Medicine.  We are a defendant in this professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to us. As a result, PHICO will not be permitted to pay any claims on our behalf; however, the remaining claims were transferred to various state guaranty funds.  Since 2002, state insurance guaranty funds have paid the amounts due for liability claims settlements on our behalf.  Based on our discussion with the state guaranty funds and a review of claims during the third quarter of 2004, we now believe that a payment may be required to settle the professional liability claim that may exceed the amount available to us under the applicable state guaranty fund limits.  We recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  A ruling in February 2006, by the Superior Court of New Jersey may free this state guarantee fund from contributing their limit to any settlement on our behalf.  Because of this ruling, we have increased our reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim; therefore, in the event that our current reserve assessment is incorrect, we will be required to fund any amount in excess of the reserve amount.

Operating Lease Commitments

We conduct our operations in leased facilities under operating lease agreements expiring at various dates though 2012. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2008 amount is for nine months remaining in the fiscal year):

	Year ended
(in thousands)	2008	2009	2010	2011	2012	Total
Property lease obligations	$641	$595	$239	$—	$—	$1,475

11.   Significant Customer Information and Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within Lyris for making operational decisions and assessments of financial performance.

Our chief executive officer (CEO) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. We have determined that we operate in a single operating segment – specifically, marketing technology and services — and that we have no significant customers.

12.   Revolving Line of Credit

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

Effective as of March 31, 2007, we entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica.  The Fifth Amendment increases the amounts available under the revolving line of credit to fifteen million dollars ($15,000,000), extends the term to five years from the date of the Fifth Amendment and provides that the amounts available under the line are reduced in equal monthly installments of $208,333. The Amendment modifies the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modifies the financial covenants.  The financial covenant requirements, measured on a monthly basis, are as follows: (a) fixed charge coverage of at least 1.25 to 1.00, calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to bank; (b) minimum EBITDA, on a rolling three-month basis, of at least (i) $1,500,000 for the three-month period ending March 31, 2007, through the three-month period ending August 31, 2007, (ii) $1,750,000 for the three-month period ending September 30, 2007, through the three month period ending February 28, 2008; and (iii) $2,000,000 for each three-month period thereafter; (c) ratio of senior debt to EBITDA, calculated on an annualized rolling three-month basis, of not greater than: (i) 2.50 to 1.00 for the measuring periods ending March 31, 2007, through February 28, 2008, and (ii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at Comerica plus availability under the revolving line, of not less than (i) $2,000,000 for the measuring periods ending March 31, 2007, through August 31, 2007, and (ii) $1,000,000 at all times thereafter.

Although we are in compliance with our financial covenants at September 30, 2007, there can be no assurance that we will be able to meet these covenants in the future.

13.   Income Taxes

Lyris and it subsidiaries are subject to federal and state income taxes. For federal income tax purposes, 90% of the consolidated year to date income is offset by prior cumulative net operating loss (“NOL”) carryforwards. The resulting 10% of net income is taxed at the alternative minimum tax rate of 20%. For state income tax purposes, only the financial results attributed to a state are taxed at the statutory rate. The statutory rate is 8.84% in California. The federal NOLs cannot be used to reduce state income taxes.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions. Based on our evaluation, we have concluded that there are no significant tax positions requiring recognition in our financial statements and the adoption of FIN 48 did not impact our financial position and results of operations.

14.   Treasury Stock

On July 2, 2007, we purchased 2,226,006 shares of our common stock at a purchase price of $0.75 per share, or $1,669,504.50 in the aggregate, from John Marshall, the former President of ClickTracks Analytics, Inc.  The repurchase was pursuant to an agreement between us and Mr. Marshall dated June 8, 2007.  During the three months ended September 30, 2007, options were exercised for 244,833 shares which were issued from Treasury Stock.

15.   Recent Accounting Pronouncements

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

In July 2002, “The Public Company Accounting Reform and Investor Protection Act of 2002” (the “Sarbanes-Oxley Act”) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The Sarbanes-Oxley Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The SEC has extended the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007, and has extended the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports until the first annual report for a fiscal year ending on or after December 15, 2008.  We currently are a non-accelerated filer and we expect to be able to comply with these filing requirements.

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

16.   Subsequent Events

On October 1, 2007, we received $200,000 from the Hartford Insurance Company representing a reimbursement to us for collateral on a workers compensation insurance policy. The reimbursement is the result of our establishing a letter of credit with Comerica Bank for collateral on this policy. The letter of credit replaces the cash collateral. As of the date of this report we no longer have any restricted cash related to discontinued operations.

On October 31, 2007, we changed our corporate name from J.L. Halsey Corporation to Lyris, Inc. The name was changed to acknowledge the acquisitions of our operating units and our resultant position as a leading provider of integrated marketing technology solutions.

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

In accordance with the SEC ‘Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person.  In this document, “we,” “our,” “ours” and “us” refer to Lyris, Inc. (formerly J. L. Halsey Corporation) and its wholly owned subsidiaries.

Overview

We are a leading digital marketing technology and services firm.  Our email marketing software and services, offered through Lyris Technologies, Inc. (“Lyris Technologies”) and Uptilt, Inc. (d/b/a “EmailLabs”), provide clients with solutions for creating, managing and delivering online permission-based direct marketing programs, newsletters, discussion groups and other digital communications to clients whose email lists require specialized technology in order to effectively communicate with their members and customers.  We offer our email solutions in two forms: as software that is downloaded and installed on customers’ computers, and as a hosted solution in which customers use our software through an internet connection.  Through ClickTracks Analytics, Inc (“ClickTracks”) and Hot Banana Software, Inc. (“Hot Banana”), we also offer website analytics software and services, and website content management software and services.

On May 12, 2005, we acquired all of the outstanding capital stock of Lyris Technologies for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris Technologies achieving specified revenue targets, on May 12, 2007, with interest accruing at 10% per annum.  The specified revenue targets stated in the promissory note were attained.  On March 31, 2007, the note was amended to extend the maturity date to November 12, 2008.  In addition, the amendment provided for the following payments (constituting both principal and interest): (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; and (c) $4,687,666 due November 12, 2008.  We paid $1,000,000 on May 14, 2007 and have recorded the remaining payments as a liability in the current and long-term portions of our Balance Sheet as of September 30, 2007.

On October 11, 2005, we acquired all of the outstanding capital stock of EmailLabs for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  Of this purchase price, $19.5 million was paid in cash at closing with $2.3 million funded by EmailLabs’ available cash and the remainder funded with the proceeds of the Loan and Security Agreement between us and Comerica Bank (See Note 12, Revolving Line of Credit).  Of this purchase price, $500,000 was held back pursuant to minimum working capital requirements.  This holdback, less the final working capital adjustment, was paid during the quarter ended March 31, 2006.  The EmailLabs purchase agreement also includes contingent consideration consisting of two equal earnout payments of $1.725 million due on the first and second anniversary of the closing date if EmailLabs achieves specified revenue targets.  We paid the first $1.725 million installment to the former EmailLabs’ stockholders on October 13, 2006.  EmailLabs has achieved all revenue targets and, as a result, we have recorded the second installment of $1.725 million as a liability in the current portion of our Balance Sheet at September 30, 2007.  Additionally, the former stockholders of EmailLabs were to receive any income tax refunds related to the period ending on and including the closing date.  The tax refunds totaled $482,000 and were paid in September 2006.   On October 11, 2007 we paid the remaining revenue earnout of $1.725 million to the former EmailLabs’ stockholders.  With the acquisitions of Lyris Technologies and EmailLabs, we became a leading email marketing company with over 5,000 customers worldwide.

On August 18, 2006, we acquired all of the outstanding capital stock of ClickTracks for approximately $8.5 million in cash, $2.8 million of our common stock (2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The common stock issued as a result of this acquisition came from shares held in treasury. In December 2006, we paid approximately $141,000 to the former owners of ClickTracks for the final working capital adjustment.  Pursuant to the purchase agreement, we agreed to additional payments totaling approximately $3.8 million in the event ClickTracks achieves future revenue targets.  In accordance with an agreement dated March 13, 2007, between us and John Marshall, the former President of ClickTracks, Mr. Marshall, in his capacity as the representative of the former stockholders of ClickTracks, acknowledged that the revenue targets for the initial post-closing payment would not be met.  Then, pursuant to an agreement between us and Mr. Marshall (again acting as representative of the former ClickTracks stockholders), dated June 8, 2007, Mr. Marshall waived all rights to any future payments under the original purchase agreement.

On August 18, 2006, we also acquired all of the outstanding capital stock of Hot Banana for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian if

Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian payable subject to working capital and other adjustments.  In March 2007 we paid approximately $94,000 Canadian ($81,000 U.S.) and in May 2007 we paid approximately $94,000 Canadian ($86,000 U.S.) to the former owners of Hot Banana for the first and second installments of the technology integration earnout. In April 2007, we paid approximately $336,000 Canadian ($299,000 U.S.) to the former owners of Hot Banana for the final working capital adjustment.  We believe that it is probable that Hot Banana’s performance will result in contingent payments for revenue targets to the sellers of Hot Banana and, as a result, we have recorded $539,314 U.S. as a liability in the current portion of our Balance Sheet as of September 30, 2007.  On October 4, 2007 we paid approximately $375,000 Canadian ($376,695 U.S.) to the former owners of Hot Banana for the first installment of the revenue earnout.

Our principal use of cash in the future will be the payment of the remaining earn-outs under our acquisitions and the pay down of debt. Based on our current projections, we believe that we will be able to make these payments with our available resources. If however, operating results deteriorate or other adverse events occur, we will not have adequate resources to make these payments.  We may be forced to seek additional resources and the cost of these resources, if available at all, may be prohibitive.

We are the successor to NovaCare, Inc (“NovaCare”), which was a national leader in physical rehabilitation services, orthotics and prosthetics and employee services. The changes to Medicare reimbursement in the late 1990’s had deleterious effects on us and our competitors and customers.    The prior operating business most affected by the Medicare changes was the long-term care services segment in which NovaCare provided therapists to skilled nursing facilities.  We disposed of this business in fiscal 1999 with the shutdown of certain operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. NovaCare’s former outpatient services segment was disposed of through the sales of the orthotics and prosthetics (“O&P”) and physical rehabilitation and occupational health (“PROH”) businesses. The O&P business was sold to Hangar Orthopedic Group, Inc. in July of 1999 and the PROH business was sold to Select Medical Corporation in November of 1999.  NovaCare’s former employee services segment was disposed of through the sale of NovaCare’s interest in NovaCare Employee Services (“NCES”) in October of 1999 to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES’s outstanding shares.  With cash raised from the sales of these businesses, we repaid all of NovaCare’s bank debt in the summer of 1999, and in January of 2000 we retired NovaCare’s publicly-traded subordinated debt.

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

Prior to the acquisitions of Lyris Technologies, EmailLabs, ClickTracks and Hot Banana, we spent several years maximizing remaining assets, including old accounts receivable, Medicare receivables and appeals, and tax items, and minimizing liabilities retained after the sales of the operating businesses.  We collected virtually all of the receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from our prior operations. None of our current executives or directors were associated with us prior to, or at the time of, the sale of the NovaCare healthcare operating businesses in 1999.

Results of Operations for the Three Months Ended September 30, 2007 and September 30, 2006

Software Revenue

Total software revenue was $1.9 million for the three months ended September 30, 2007, compared to $1.5 million for the three months ended September 30, 2006.  The increase is primarily due to increases in Lyris Technologies software revenue in the first quarter of fiscal 2007.

Service Revenue

Total service revenue was $8.8 million for the three months ended September 30, 2007, compared to $6.8 million for the three months ended September 30, 2006.  Lyris Technologies’ hosted revenue increased to approximately $2.9 million for the three months ended September 30, 2007, from approximately $2.1 million for the three months ended September 30, 2006, and EmailLabs’ hosted revenue increased to approximately $3.9 million for the three months ended September 30, 2007, from approximately $3.4 million for the three months ended September 30, 2006.  The increase in revenue is also due to the acquisitions of ClickTracks and Hot Banana in the first quarter of fiscal 2007.

The following is a summary of service revenue, by category, for the three months ended September 30, 2007 and 2006:

	Three months ended	Three months ended
(in thousands)	September 30, 2007	September 30, 2006

Hosted revenue	$7,044	$5,556
Support & maintenance revenue	1,359	1,123
Professional services	446	159

Total service revenue	$8,849	$6,838

Cost of revenue

Cost of revenue was $3.7 million for the three months ended September 30, 2007, compared to $2.5 million for the three months ended September 30, 2006. The primary reasons for the increase in cost of revenue of $1.2 million is due to increases as a result of our acquisitions of ClickTracks and Hot Banana totaling approximately $700,000, an increase of approximately $300,000 in salary and benefits at Lyris Technologies and EmailLabs, and an increase of approximately $104,000 in royalty expense. Cost of revenue primarily includes salary and personnel costs attributable to our engineering department, support services and hosting business.  Other costs allocated to cost of revenue include internet bandwidth costs associated with providing our support and hosting services and amortization of developed technology of $602,000 for the three month period ended September 30, 2007, compared to $505,000 for the three month period ended September 30, 2006.

General and administrative

General and administrative expenses were $3.1 million for the three months ended September 30, 2007, compared to $2.7 million for the three months ended September 30, 2006. The primary reason for the increase of approximately $400,000 is due to increases for outside services, primarily legal and recruiting expenses. General and administrative expenses consist primarily of compensation for administrative personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $349,000 for the three months ended September 30, 2007, compared to $586,000 for the three months ended September 30, 2006. The decrease in research and development expense is primarily due to a decrease in consulting expense.

Sales and marketing

Sales and marketing expenses were $2.6 million for the three months ended September 30, 2007, compared to $2.0 million for the three months ended September 30, 2006. The increase in sales and marketing expenses is primarily due to an increase of approximately $420,000 in salary and benefits and an increase of approximately $94,000 in advertising.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to sales and marketing as well as advertising costs and exhibits and tradeshow related expenses.

Amortization of customer relationships

Amortization of customer relationships was $433,000 for the three months ended September 30, 2007, compared to $398,000 for the three months ended September 30, 2006. The increase reflects amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisitions of ClickTracks and Hot Banana on August 18, 2006. See Note 3 to the Condensed Consolidated Financial Statements for details on intangible assets.

Interest expense

Interest expense was $354,000 for the three months ended September 30, 2007, compared to $783,000 for the three months ended September 30, 2006. The decrease in interest expense of approximately $429,000 is primarily due to the following:

•                  a decrease of $329,000 of amortization, as non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006;

•                  a decrease of $116,000 due to the extinguishment of the LDN Stuyvie promissory note; and

•                  an increase of $16,000 due to interest on our revolving line of credit with Comerica.

Provision for income taxes

During the three months ended September 30, 2007, we recorded an income tax provision of $190,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $161,000 and a provision for federal income taxes of $29,000. During the three months ended September 30, 2006, we recorded an income tax provision of $62,000 which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $47,000 and a provision for federal income taxes of $15,000.

Discontinued Operations

Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables that were owed to us prior to the disposition of our long-term care services business in 1999. Losses primarily include expenses incurred or adjustments to liabilities which were owed by us prior to the disposition of our long-term care services business in fiscal year 2000.

For the three months ended September 30, 2007, we recorded a $52,000 loss on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $7,000 resulting from a refund from our Workers Compensation insurance offset by additional expenses of approximately $59,000, primarily related to litigation and collection of legacy receivables.

For the three months ended September 30, 2006, we recorded a $35,000 loss on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $40,000 resulting from the collection of a cost report settlement that was previously written off by us and offset by increases of expense accruals of $75,000 to adjust other liabilities remaining from discontinued operations. The increases in expense accruals include amounts for litigation related costs and legacy insurance expenses.

Liquidity and Capital Resources

As of September 30, 2007, our principal sources of liquidity included cash and cash equivalents, operating cash flow from our operating subsidiaries, and our financing agreement with Comerica Bank.  At September 30, 2007, cash and cash equivalents totaled $343,000, compared to $659,000 at June 30, 2007.

Loan and Security Agreement

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

Effective as of March 31, 2007, we entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica. The Fifth Amendment increases the amounts available under the revolving line of credit to fifteen million dollars ($15,000,000), extends the term to five years from the date of the Fifth Amendment and provides that the amounts available under the line are reduced in equal monthly installments of $208,333. The Amendment modifies the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modifies the financial covenants.  The financial covenant requirements, measured on a monthly basis, are as follows: (a) fixed charge coverage of at least 1.25 to 1.00, calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to bank; (b) minimum EBITDA, on a rolling three-month basis, of at least (i) $1,500,000 for the three-month period ending March 31, 2007, through the three-month period ending August 31, 2007, (ii) $1,750,000 for the three-month period ending September 30, 2007, through the three month period ending February 28, 2008; and (iii) $2,000,000 for each three-month period thereafter; (c) ratio of senior debt to EBITDA, calculated on an annualized rolling three-month basis, of not greater than: (i) 2.50 to 1.00 for the measuring periods ending March 31, 2007, through February 28, 2008, and (ii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at Comerica plus availability under the revolving line, of not less than (i) $2,000,000 for the measuring periods ending March 31, 2007, through August 31, 2007, and (ii) $1,000,000 at all times thereafter.

Although we are in compliance with our financial covenants at September 30, 2007, there can be no assurance that we will be able to meet these covenants in the future.

The aggregate maturities of our line of credit by fiscal year as of September 30, 2007 are as follows (in thousands)

Fiscal Year	Amount
2008	$—
2009	56
2010	2,500
2011	2,500
2012	4,375
$9,431

Cash Flows

Net cash provided by continuing operating activities was $1.3 million for the three month period ended September 30, 2007, compared to $832,000 for the three month period ended September 30, 2006. The increase was primarily due to the increase in our operating results in which our net loss was reduced to $24,000 from $774,000. We had a net loss of $24,000 offset by non-cash add-backs of $1.3 million for depreciation and amortization and $117,000 for non-cash compensation.  Other adjustments and working capital charges include a decrease of $300,000 due to the increase in accounts receivable, an increase of $7,000 due to the increase in deferred revenue, an decrease of $73,000 due to the increase in prepaid expenses, an increase of $136,000 due to the increase in accrued interest and a decrease of $43,000 due to the decrease in accrued expense.

Net cash used in investing activities was $332,000 for the three month period ended September 30, 2007, compared to $10.9 million in the three month period ended September 30, 2006. The decrease was primarily due to payments in the three months ended September 30, 2006, of $10.1 million related to the acquisitions of ClickTracks and Hot Banana.

Net cash used in financing activities was $1.3 million for the three month period ended September 30, 2007, compared to net cash provided by financing activities of $10.4 million in the three month period ended September 30, 2006.  This decrease of approximately $11.6 million is primarily related to a payment for the purchase of treasury stock in the amount of $1.7 million, a decrease in repayments of our revolving line of credit of $8.7 million, a decrease in proceeds of a loan from LDN Stuyvie Partnership of $10.0 million. These amounts were offset by a decrease in borrowings from Comerica of $8.8 million and an increase in proceeds from the sale of treasury stock in the amount of $122,000.

Resources

A payment to the sellers of EmailLabs in the amount of $1.725 million was paid on October 11, 2007, and payments of approximately $1.4 million and $4.7 million, will be required on February 12, 2008, and November 12, 2008, respectively, to the sellers of Lyris Technologies. As a result of the acquisition of Hot Banana we will be obligated to pay the sellers of Hot Banana installments totaling up to approximately $562,500 Canadian dollars (approximately $539,314 U.S. dollars) if they achieve specified revenue targets in the first and second year following the closing. We have a current account deficit and may need to raise additional capital to insure payment of the earnouts.  There can be no assurance that we will be able to raise the additional capital we are seeking or that the terms on which such capital may be raised will be favorable to us.  Any capital raised by us may have rights superior to the rights of common equity and may be dilutive to existing holders of common equity.

Contingent Acquisition Consideration

The agreements to purchase Lyris Technologies, EmailLabs, ClickTracks, and Hot Banana include provisions for the payment of contingent consideration subject to each business achieving specified revenue targets.

The Lyris Technologies acquisition includes a promissory note payable in the amount of $5.6 million bearing interest at 10% per annum, subject to Lyris Technologies achieving specified revenue targets by the second anniversary of the closing date. On March 31, 2007, this note was modified to require the following payments (constituting both principal and interest): (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; and (c) $4,687,666 due November 12, 2008. We paid the $1,000,000 on May 14, 2007.

The acquisition of EmailLabs called for two payments of $1.725 million each subject to EmailLabs achieving specified revenue targets by the first and second anniversary of the closing date.  We paid $1.725 million to the former EmailLabs’ stockholders on October 13, 2006.  Additionally, $500,000 was held back from the former stockholders of EmailLabs subject to EmailLabs meeting specified working capital requirements.  This holdback and the working capital adjustment were paid in January 2006.  The former stockholders of EmailLabs also received the proceeds of tax refunds related to the period prior to the closing date.  These refunds were paid in September 2006. On October 11, 2007, we paid the remaining revenue earnout of $1.725 million to the former EmailLabs’ stockholders.

The acquisition of ClickTracks originally called for additional payments totaling approximately $3.8 million in the event ClickTracks achieves future revenue targets.  Pursuant to agreements between us and John Marshall, dated March 13, 2007, and June 8, 2007, respectively, Mr. Marshall (acting in his capacity as the representative of the former stockholders of ClickTracks) acknowledged and agreed that the initial targets would not be met and waived all rights to any future payments under the purchase agreement.

The acquisition of Hot Banana called for additional installments of up to $750,000 Canadian if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian payable subject to working capital and other adjustments. We paid $93,750 Canadian ($80,813 U.S.) in March 2007, for the first phase of the technology integration, $335,545 Canadian ($299,193 U.S.) in April 2007 for the working capital adjustment and $93,750 Canadian ($86,485 U.S.) in May 2007 for the second phase of the technology integration. On October 4, 2007, we paid $375,000 Canadian ($376,695 U.S.) to the former owners of Hot Banana for the first installment of the revenue earnout.

Legal Claims

We are currently defending a lawsuit, referred to as NovaCare v. Stratford Inc. (See Note 10 to the Condensed Consolidated Financial Statements). Management is vigorously defending this suit and believes we should prevail in this case. We have accrued for some of the potential costs of litigating this case, but we have not, and will not, accrue for the payments that could result from an adverse ruling, judgment or a settlement of this case until we believes that it is probable that such a payment will be made.

We are a defendant in a professional liability claim, O’Leary v. Joyner Sports Medicine, and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to us. As a result, PHICO will not be permitted to pay any claims on our behalf; however, the remaining claims were transferred to various state guaranty funds.  Since 2002, state insurance guaranty funds have paid the amounts due for liability claims settlements on our behalf.  Based on our discussion with the state guaranty funds and a review of claims during the third quarter of 2004, we now believe that a payment may be required to settle the professional liability claim that may exceed the amount available to us under the applicable state guaranty fund limits.  We recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  A ruling in February 2006, by the Superior Court of New Jersey may free this state guarantee fund from contributing their limit to any settlement on our behalf.  Because of this ruling, we have increased our reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim; therefore, in the event that our current reserve assessment is incorrect, we will be required to fund any amount in excess of the reserve amount.

Off-Balance Sheet Arrangements

We currently have an irrevocable letter of credit (“LOC”) with Comerica Bank. The LOC was established on September 5, 2007, in the amount of $200,000 with the Hartford Insurance Company as the beneficiary. The LOC replaces a cash deposit previously held by the Hartford Insurance Company as collateral for an existing workers compensation insurance policy. We received the $200,000 deposit previously held by the Hartford in October 2007. Under the terms of the LOC any amount drawdown by the Hartford on this LOC would be added to our existing debt as part of our Line of Credit with Comerica.

The LOC expires on September 1, 2008, and will automatically renew annually unless we are notified by Comerica 30 days prior to the annual expiration date that they have chosen not to extend the LOC for the next year. As of the date of this report there have been no draw downs on this LOC by the Hartford.

Long-Term Contractual Obligations

The following is a summary of future minimum long-term contractual obligations for the fiscal years ended June 30,

(in thousands)	2008 (1)	2009	2010	2011	2012	Total
Property lease obligations	$641	$595	$239	$—	$—	$1,475
Note payable	1,453	4,688	—	—	—	6,141
Contingent merger consideration (2)	2,264	—	—	—	—	2,264
Revolving line of credit	—	56	2,500	2,500	4,375	9,431
Total	$4,358	$5,339	$2,739	$2,500	$4,375	$19,311

(1)  The 2008 amount is for the nine months remaining in fiscal year 2008.

(2)  We paid $1,725,000 to the former owners of EmailLabs on October 11, 2007, and $376,695 to the former owners of Hot Banana on October 4, 2007.

Critical Accounting Policies and Estimates

In our Form 10-K for the year ended June 30, 2007, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.  There have been no changes to these policies since June 30, 2007. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

RISK FACTORS

The following section describes risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.  The risks described below are not the only risks facing us. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  This Quarterly Report is qualified in its entirety by these risks.  This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.   The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and you may lose part or all of your investment.

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

The market for our products and services is characterized by rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards.  If we are unable to develop enhancements to, and new features for, our existing products and services, or develop entirely new products and services, our products and services may become obsolete, less marketable or less competitive, and our business will be harmed.  The ability to add new enhancements, new features and new services depends on several factors, including having sufficient financial, technical and human resources and completing such work in a timely fashion.  Failure to produce timely acceptable new features will significantly impair our ability to retain existing revenue and earn new revenue.

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

We rely on non-exclusive software license rights from third parties in technologies that are incorporated into and necessary for the operation and functionality of our products. Our licenses often require the payment of royalties or other consideration to third parties. Our success depends in part on our continued ability to have access to these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially reasonable terms or at all. Our loss of rights to use, or the inability to support, maintain and enhance, software products we license from third parties could result in our customers having to upgrade their Lyris Technologies or EmailLabs products. In addition, a loss of license from third parties could lead to increased costs and delays or reductions in our product development, sales and support until we are able to develop functionally equivalent software or identify and obtain licenses to alternative third party software with comparable functionality, which we may be unable to do. As a result, our margins, market share and operating results could be significantly harmed. If any of these events occurs, our business and operating results could be harmed.

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

U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

In December 2003, Congress enacted the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

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

Widespread blocking or erasing of cookies or limitations on our ability to use cookies may impede our ability to collect information with our technology and may reduce the value of the data that we do collect.

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

Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing.   In addition, under the terms of the agreements governing certain of our acquisitions, we are required to make additional payments to the sellers of the businesses.  Our cash on hand, cash flow and borrowing capacity under our credit facility currently are insufficient to pay these earnouts.  We have a current account deficit.  There is no certainty that we will be able to raise additional equity or other capital, or the terms on which such capital may be raised will be favorable to us.  The terms of any new capital may be superior to, or dilutive to, the existing common shareholders.

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

Our executive officers and directors beneficially own a significant amount of our common stock.

As of October 15, 2007, our executive officers and directors and entities affiliated with them beneficially own or have options exercisable within 60 days to purchase, in the aggregate, approximately 40.6% of our common stock. The chairman of our board of directors, Mr. William T. Comfort, III, both individually and as general partner of LDN Stuyvie Partnership beneficially owns 35.9% of our common stock.  These stockholders together have, and Mr. Comfort himself has, the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

The transfer restrictions on our common stock may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by stockholders to replace or remove the current management.

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

We are defending one remaining lawsuit against us. Our management believes that we should prevail in this case.  However, there is uncertainty and cost related to the claim.   The outcome of this matter is not possible to predict and the current reserves include only estimates of the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against us. For more information regarding this lawsuit, please see Note 10 to the Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings. At the current time all of the borrowings under our Loan and Security Agreement accrue interest at the Prime Rate plus the applicable margin. We may elect from time to time to fix the rate at which we borrow for up to six months by using a LIBOR rate option, however we do not currently hedge our exposure to floating interest rates by using interest rate swaps, collars or other financial instruments. Assuming that the balance on our line of credit as of September 30, 2007 was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $94,000 per year.

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

Hot Banana’s cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  At September 30, 2007, Hot Banana held approximately $53,000 in U.S. Dollars in a cash account and remains exposed to changes in the foreign currency rate. As of September 30, 2007, a 10% increase or decrease in the level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $5,000.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected as a component of comprehensive gain in stockholders’ equity of $469,000 at September 30, 2007. Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the audit of our financial statements for the period ended June 30, 2007, we identified certain material weaknesses in our internal controls. The material weaknesses identified and the progress made in overcoming them were documented in Item 9A(T), “Controls and Procedures” in our annual report on Form 10-K for the period ended June 30, 2007.

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, our Certifying Officers have concluded, subject to the limitations noted below, that, as of the end of the period covered by this quarterly report on Form 10-Q:

(a) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LYRIS, INC. AND SUBSIDIARIES

(FORMERLY J.L. HALSEY CORPORATION)

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

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of our stockholders held on September 12, 2007, (the “Annual Meeting”), Luis A. Rivera and James A. Urry were elected to serve on our Board of Directors as Class II Directors until the Annual Meeting of our Stockholders following the fiscal year ending June 30, 2009, and until their respective successors are elected and qualified or until their earlier death, resignation or removal from office. The result of the voting was as follows:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

Luis A. Rivera	88,746,840	0	987,856	0
James A. Urry	88,723,606	0	1,011,090	0

In addition to Mr. Rivera and Mr. Urry, Andrew Richard Blair, William T. Comfort, III and Nicolas DeSantis Cuadra continued as directors after the Annual Meeting.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3(a)(ii) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

3.3

Certificate of Ownership and Merger, merging NAHC, Inc. with an into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

3.4

Certificate of Ownership and Merger, merging Lyris, Inc. into J.L. Halsey Corporation and changing the name of the corporation to Lyris, Inc. (incorporated by reference Exhibit 3.1 to our Current Report on Form 8-K filed with the securities and Exchange Commission on October 31, 2007).

3.5

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

LYRIS, INC.
(Registrant)

By:	/s/ LUIS A. RIVERA
Luis A. Rivera
Chief Executive Officer

By:	/s/ JOSEPH LAMBERT
Joseph Lambert
Chief Financial Officer

	Date:	November 14, 2007