Form 10-Q
period 2007-12-31
LYRIS, INC.
filed 2008-02-14
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 1-10875

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

Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of February 1, 2008, Lyris, Inc. had 96,529,008 shares of common stock, $.01 par value, outstanding.

LYRIS, INC. AND SUBSIDIARIES

(FORMERLY J.L. HALSEY CORPORATION)

FORM 10-Q - QUARTER ENDED DECEMBER 31, 2007

PART I

ITEM 1.   FINANCIAL STATEMENTS

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2007	June 30, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$375	$659
Accounts receivable, net of allowance of $382 at December 31, 2007 and $365 at June 30, 2007	7,411	6,903
Prepaid expenses	739	713
Deferred income taxes	586	580
Deferred financing fees	132	147
Prepaid expenses related to discontinued operations	6	6
Total current assets	9,249	9,008
Property and equipment, net	2,590	2,452
Restricted cash related to discontinued operations	—	200
Restricted cash	98	96
Intangible assets, net	16,364	22,414
Goodwill	36,171	36,021
Total assets	$64,472	$70,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,398	$2,580
Contingent acquisition consideration—short-term	163	2,050
Note payable—current portion (Note 5)	—	1,049
Accrued interest	—	70
Note payable—related party (Note 5)	5,409	—
Accrued interest—related party	342	—
Income taxes payable	53	218
Accrued expenses remaining from discontinued operations	548	722
Deferred revenue	3,879	3,893
Total current liabilities	12,792	10,582
Revolving line of credit—long-term	10,626	9,134
Note payable (Note 5)	—	4,360
Contingent acquisition consideration—long-term	—	163
Other long-term liabilities	163	146
Total liabilities	23,581	24,385
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 98,430,598 shares issued and 96,529,008 shares outstanding at December 31, 2007 and 98,430,598 shares issued and outstanding at June 30, 2007	984	984
Additional paid-in capital	252,377	252,172
Accumulated deficit	(211,544)	(207,578)
Treasury stock (at cost), 1,901,590 shares at December 31, 2007 and 0 shares at June 30, 2007	(1,426)	—
Cumulative translation adjustment	500	228
Total stockholders’ equity	40,891	45,806
Total liabilities and stockholders’ equity	$64,472	$70,191

(1) Derived from the audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	December 31,
	2007	2006
Software and services revenues:
Software revenues	$1,419	$2,070
Services revenues	9,480	7,433
Total revenues	10,899	9,503
Cost of revenues:
Software and services	3,207	2,527
Amortization and impairment of developed technology	2,588	599
Total cost of revenues	5,795	3,126
Gross profit	5,104	6,377
Operating expenses:
General and administrative expenses	2,975	3,129
Research & development	295	416
Sales & marketing	2,825	2,910
Amortization and impairment of customer relationships and tradenames	2,529	447
Loss from operations	(3,520)	(525)
Interest income	1	1
Interest expense	(347)	(1,321)
Other income	3	77
Loss from continuing operations before income taxes	(3,863)	(1,768)
Income tax provision	153	91
Loss from continuing operations	(4,016)	(1,859)
Gain on disposal of discontinued operations, net of tax	75	522
Net loss	$(3,941)	$(1,337)
Loss per share from continuing operations—basic and diluted	$(0.04)	$(0.02)
Net loss per share—basic and diluted	$(0.04)	$(0.02)
Weighted average number of shares outstanding—basic and diluted	96,480,457	86,007,968

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Six Months Ended
	December 31,
	2007	2006
Software and services revenues:
Software revenues	$3,270	$3,608
Services revenues	18,329	14,271
Total revenues	21,599	17,879
Cost of revenues:
Software and services	6,321	4,570
Amortization and impairment of developed technology	3,190	1,103
Total cost of revenues	9,511	5,673
Gross profit	12,088	12,206
Operating expenses:
General and administrative expenses	6,035	5,865
Research & development	644	1,002
Sales & marketing	5,402	4,925
Amortization and impairment of customer relationships and tradenames	2,962	846
Loss from operations	(2,955)	(432)
Interest income	4	15
Interest expense	(702)	(2,104)
Other income	7	77
Loss from continuing operations before income taxes	(3,646)	(2,444)
Income tax provision	343	153
Loss from continuing operations	(3,989)	(2,597)
Gain on disposal of discontinued operations, net of tax	23	486
Net loss	$(3,966)	$(2,111)
Loss per share from continuing operations—basic and diluted	$(0.04)	$(0.03)
Net loss per share—basic and diluted	$(0.04)	$(0.02)
Weighted average number of shares outstanding—basic and diluted	96,419,887	85,277,628

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,966)	$(2,111)
Adjustments to reconcile net loss to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(23)	(486)
Stock-based compensation expense	295	283
Depreciation, and amortization and impairment of purchased intangibles	6,626	2,320
Provision for bad debt	325	315
Deferred income tax benefit	(6)	(72)
Beneficial conversion feature of convertible promissory note	—	1,042
Changes in assets and liabilities:
Accounts receivable	(833)	(1,396)
Prepaid expenses	(13)	630
Accounts payable and accrued expenses	(123)	(70)
Accrued interest	273	633
Deferred revenue	(14)	215
Income taxes payable	(140)	(400)
Net cash flows provided by continuing operations	2,401	903
Net cash flows (used in) provided by discontinued operations	(151)	220
Net cash flows provided by operating activities	2,250	1,123
Cash flows from investing activities:
Continuing operations:
Reduction of note payable	—	(100)
Additions to property and equipment	(604)	(994)
Payments for businesses acquired, net of cash acquired	(2,170)	(12,336)
Discontinued operations:
Release of restricted cash	200	964
Net cash flows used in investing activities	(2,574)	(12,466)
Cash flows from financing activities:
Proceeds from sale of treasury stock	154	—
Payment for purchase of treasury stock	(1,670)	—
Proceeds from debt and credit arrangements	11,822	19,358
Proceeds from convertible debt from related party	—	10,000
Payment of debt and credit arrangements	(10,330)	(17,933)
Net cash flows (used in) provided by financing activities	(24)	11,425
Net (decrease) increase in cash and cash equivalents	(348)	82
Effect of exchange rates on cash and cash equivalents	64	35
Cash and cash equivalents, beginning of period	659	255
Cash and cash equivalents, end of period	$375	$372

Supplemental cash flow information:
Cash paid for interest	$427	$347
Cash paid for taxes	$489	$215
Supplemental disclosure of non-cash transactions
Beneficial conversion feature of convertible promissory note	$—	$1,042

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

1.   Description of Business

Overview

We passed some important milestones during the second fiscal quarter.  In October, we changed our corporate name from J.L. Halsey Corporation to Lyris, Inc.  The change, which leverages on our largest and best known brand, represents the completion of our transition into a leading provider of integrated marketing technology solutions.  In connection with the name change we also changed our trading symbol to LYRI.OB, which we believe will better resonate with stockholders and customers and help foster increased brand recognition.  Finally, in December we completed our corporate integration with the merger of all our U.S. based units into one operating subsidiary.  We had integrated management of our operating entities previously.

The quarter also saw further integration of our products and services, and change in corporate strategy, with the launch of Lyris HQ, our new on-demand marketing platform that brings together our full suite of digital marketing technologies into a single sign-on dashboard interface.  This new product, which is available only on an online hosted basis, provides marketers a centralized place from which to manage email marketing, Web analytics, Web content management and pay per click (“PPC”) campaign management.  The release of Lyris HQ coincides with our new strategy to shift operations toward a greater emphasis on online hosted services.  Recent trends indicate a decrease in demand for our software products and related services.  Revenues from our software products have declined 23 percent over the last quarter.  While we intend to continue offering software products and support for the foreseeable future, we believe and expect that customer preference for online hosted services will continue to increase, and that the development of online services such as Lyris HQ better positions us to take advantage of that preference.

Prior Operations and Acquisitions

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

We sold the NovaCare name as part of the sale of the PROH business and subsequently changed our name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction approved by our stockholders at a special meeting, NAHC merged with and into J.L Halsey Corporation, its wholly-owned subsidiary.  The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on our common stock in order to preserve our federal income tax net operating losses.

Prior to the acquisitions of our current brands—Lyris Technologies, EmailLabs, ClickTracks and Hot Banana—, we spent several years maximizing remaining NovaCare assets, including old accounts receivable, Medicare receivables and appeals, and tax items, and minimizing liabilities retained after the sales of the NovaCare operating businesses.  We collected virtually all of the receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from these prior operations. None of our current executives or directors were associated with us prior to, or at the time of, the sale of the NovaCare healthcare operating businesses in 1999.

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

3.   Intangible Assets

Intangible assets consist of the following:

(in thousands)	December 31, 2007	June 30, 2007
Amortizable intangibles:
Customer relationships	$9,553	$9,512
Developed technology	12,065	12,008
Tradenames	1,507	—
	23,125	21,520
Less: accumulated amortization	(8,964)	(6,880)
Less: impairment	(4,086)	—
	10,075	14,640
Non-amortizable intangibles:
Tradenames	6,289	7,774
Total intangible assets, net of amortization	$16,364	$22,414

The following table outlines our intangible assets, by acquisition, as of December 31, 2007:

(in thousands)	Gross amount	Accumulated amortization	Impairment	Balance at December 31, 2007
Lyris Technologies:
Customer relationships	$4,113	$(1,919)	$—	$2,194
Developed technology	4,078	(2,153)	—	1,925
Tradenames	4,720	—	—	4,720
Subtotal	12,911	(4,072)	—	8,839

EmailLabs:
Customer relationships	3,260	(1,450)	—	1,810
Developed technology	4,080	(1,814)	—	2,266
Tradenames	1,569	—	—	1,569
Subtotal	8,909	(3,264)	—	5,645

ClickTracks:
Customer relationships	1,600	(440)	(520)	640
Developed technology	3,100	(852)	(1,598)	650
Tradenames	1,200	—	(1,050)	150
Subtotal	5,900	(1,292)	(3,168)	1,440

Hot Banana:
Customer relationships	510	(103)	(207)	200
Developed technology	710	(202)	(308)	200
Tradenames	270	—	(230)	40
Cumulative foreign currency translation effect	204	(31)	(173)	—
Subtotal	1,694	(336)	(918)	440

Total of all acquired intangibles	$29,414	$(8,964)	$(4,086)	$16,364

Amortization and impairment expense for the three and six months ended December 31, 2007, was $5.1 million and $6.1 million respectively. Amortization expense during that period classified as cost of revenues and related to amortization and impairment of developed technology was $2.6 million and $3.2 million respectively.

Net intangible assets have increased for the six months ended December 31, 2007, by $102,000 as a result of changes in the foreign currency exchange rate between the U.S. Dollar and Canadian Dollar.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of December 31, 2007, is as follows:

(in thousands) Fiscal Year	Customer Relationships	Developed Technology	Tradenames	Total
2008	$756	$960	$24	$1,740
2009	1,512	1,920	47	3,479
2010	1,512	1,794	47	3,353
2011	959	368	47	1,374
2012	105	—	24	129
Total	$4,844	$5,042	$189	$10,075

The roll-forward of the intangible assets for June 30, 2007, through December 31, 2007, is as follows:

Amount
(in thousands)
Beginning balance at June 30, 2007	$22,414
Amortization for the six month period ended December 31, 2007	(2,066)
Impairment charge	(4,086)
Foreign currency translation adjustment	102

Ending balance at December 31, 2007	$16,364

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

Goodwill consists of the following:

(in thousands)	December 31, 2007	June 30, 2007
Lyris Technologies	$17,491	$17,491
EmailLabs	10,680	10,680
ClickTracks	5,891	5,891
Hot Banana	2,109	1,959

Total	$36,171	$36,021

The roll-forward of goodwill for June 30, 2007, through December 31, 2007, is as follows:

Amount
(in thousands)
Beginning balance at June 30, 2007	$36,021
Foreign currency translation adjustment	150

Ending balance at December 31, 2007	$36,171

Impairment of long-lived assets

We assess the impairment of goodwill and indefinite life intangibles on an annual basis in the fourth fiscal quarter. Additionally, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

In the quarter ended December 31, 2007, circumstances indicated that the carrying value of some of our intangibles might not be recoverable, therefore, an impairment review of our intangible assets related to the ClickTracks and Hot Banana acquisitions was performed and resulted in the following impairment losses for the three month period ended December 31, 2007:

Customer relationships	$786
Developed technology	1,983
Tradenames	1,317
Total	$4,086

The fair value of the intangible assets were measured based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The impairment was recorded to reflect the significant decrease in revenue and profitability due to the fact that neither ClickTracks nor Hot Banana has generated the amount of revenue and profits that were anticipated at the time of their acquisitions in August of 2006. We have also shifted our revenue focus from software to services and this has also had an adverse effect on the revenue and profits of ClickTracks and Hot Banana. The impairment charges are recorded as “Amortization and impairment of developed technology” and “Amortization and impairment of customer relationships and tradenames” in our Consolidated Statement of Operations.

5.   Note Payable and Subsequent Event

Commodore Resources (Nevada), Inc. (“Commodore”), one of our wholly-owned subsidiaries, executed a promissory note in favor of The John Buckman and Jan Hanford Trust (the “Trust”) in the amount of $5.6 million as part of the acquisition of Lyris Technologies on May 12, 2005. The note bears interest at the rate of 10% per annum. The note and accrued interest were to become due on May 12, 2007, subject to the satisfaction of the following conditions:

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

On March 31, 2007, we executed an amended and restated promissory note, effective as of May 12, 2005, in the principal amount of $5.6 million (the “Amended and Restated Note”) payable to the Trust.  Under the terms of the Amended and Restated Note, the maturity of the obligation was extended to November 12, 2008, and we became obligated to make the following payments (constituting both principal and interest, in accordance with the terms of the Amended and Restated Note) to the Trust: (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; (c) $4,687,666 due November 12, 2008.

We paid $1,000,000 on May 14, 2007, and have recorded the remaining payments in the current portion of our Balance Sheet as of December 31, 2007.

On January 23, 2008, LDN Stuyvie Partnership, which is controlled by the non-executive chairman of our board of directors, William T. Comfort III, purchased the Amended and Restated Note from the Trust at a discount of 10% for a total purchase price of $5.2 million.  On February 12, 2008, the Amended and Restated Note was amended to extend the due date of the next payment thereunder to November 12, 2008, the maturity date of the Amended and Restated Note.  This amendment was entered into pending current discussions with our creditors regarding increasing our liquidity, including the possibility of further amending the note to make it convertible into our common stock and further amending the Loan and Security Agreement with Comerica.

We have accrued $342,000 of interest owed on this note in the current portion of our balance sheet as of December 31, 2007. During the six months ended December 31, 2007, we accrued $272,000 of interest on this note and recorded this amount as interest expense in the statement of operations.

6.   Discontinued Operations

At December 31, 2007, and June 30, 2007, assets and liabilities from discontinued operations consisted of:

(in thousands)	December 31, 2007	June 30, 2007
Restricted cash in support of workers’ compensation liabilities	$—	$200
Prepaid expenses pertaining to insurance deposits	6	6
Accounts receivable remaining from discontinued operations	233	583
Allowance for doubtful accounts remaining from discontinued operations	(233)	(583)
Total assets related to discontinued operations	$6	$206

Accrued expenses remaining from discontinued operations	$548	$722
Total liabilities related to discontinued operations	$548	$722

During the quarter ended December 31, 2007, we settled a collection lawsuit that resulted in the recovery of $125,000.  The balance was fully reserved and the remaining receivable and reserve were written-off during the quarter.  At December 31, 2007, we believe that the probability of collecting the remaining receivables is low, and accordingly we have fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, we will record a gain in the period of collection.

The change in the restricted cash balance represents $200,000 of restricted cash that was returned to us in October, 2007.  The cash deposit was replaced by an irrevocable letter of credit with Comerica Bank.

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

For the three months ended December 31, 2007, we recorded a $75,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $125,000 resulting from the collection of accounts receivable that were previously written off by us offset by additional expenses of approximately $50,000, primarily related to litigation and collection of legacy receivables.

For the six months ended December 31, 2007, we recorded a $23,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $125,000 resulting from the collection of accounts receivable that were previously written off by us offset by additional expenses of approximately $102,000, primarily related to litigation and collection of legacy receivables.

For the three months ended December 31, 2006, we recorded a $522,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $247,000 resulting from a tax refund and decreases of expense accruals of $275,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the six months ended December 31, 2006, we recorded a $486,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $247,000 resulting from a tax refund, a gain of $40,000 resulting from the collection of a cost report settlement that was previously written off by us and decreases of expense accruals of $199,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

7.   Stock Based Compensation

Effective July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments   (“SFAS No. 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  Prior to adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures.  Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.  Previously reported amounts have not been restated.

We established the J.L. Halsey Corporation Equity Based Compensation Plan (the “Equity Based Compensation Plan”) on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to our employees, directors and consultants. Stock options granted in connection with the Equity Based Compensation Plan are generally granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant, and stock-based compensation expense is recognized over the employees’ requisite service period, which is generally four years. Options are generally granted with a ten-year term. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000.  At December 31, 2007, there were 1,225,569 shares available for grant under the Equity Based Compensation Plan.

We are currently using the Black-Scholes option pricing model to determine the fair value of all option grants.  For option grants issued in the three months ended December 31, 2007, the following weighted average assumptions were used:

Risk-free rate	3.31%-3.47%
Expected dividends	$—
Expected market price volatility	47%
Expected years until exercise	4.5 years

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

The following table summarizes stock option activity from July 1, 2007, to December 31, 2007:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
	(in thousands)
Balance, July 1, 2007	10,927		$0.53
Options Granted	197		0.95
Options Exercised	(245)		0.50
Options Forfeited, Cancelled	(96)		0.75
Balance, September 30, 2007	10,783	8.16	$0.54
Options Granted	853		1.29
Options Exercised	(80)		0.39
Options Forfeited, Cancelled	(291)		0.44
Balance, December 31, 2007	11,265	8.07	$0.60

Options exercisable at December 31, 2007	4,852	$0.44

Options exercisable at July 1, 2007	3,912	$0.37

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007, was $6.4 million and $3.5 million, respectively. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. During the three months ended December 31, 2007, approximately 80,000 stock options were exercised.  The intrinsic value of the options exercised was approximately $78,000.

The following table summarizes the allocation of stock-based compensation expense:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in thousands)	2007	2006	2007	2006
Cost of revenues	$7	$17	$63	$46
General and administrative	113	91	142	162
Research and development	8	5	9	10
Sales and marketing	50	31	81	65
Total stock-based compensation expense	$178	$144	$295	$283

As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was approximately $2.7 million before estimated forfeitures ($2.2 million after expected forfeitures) and will be recognized over an estimated weighted average 2.38 years.

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

The following table sets forth the computation and reconciliation of net income (loss) per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in thousands)	2007	2006	2007	2006
Loss from continuing operations	$(4,016)	$(1,859)	$(3,989)	$(2,597)
Gain on disposal of discontinued operations, net of tax	75	522	23	486
Net loss	$(3,941)	$(1,337)	$(3,966)	$(2,111)

Weighted average shares outstanding:
Basic	96,480,457	86,007,968	96,419,887	85,277,628

Effect of dilutive securities:
Stock options	—	—	—	—

Diluted	96,480,457	86,007,968	96,419,887	85,277,628

Loss per share from continuing operations: basic and diluted	$(0.04)	$(0.02)	$(0.04)	$(0.03)

Gain per share on disposal of discontinued operations: basic and diluted	$0.00	$0.01	$0.00	$0.01

Net loss per share: basic and diluted	$(0.04)	$(0.02)	$(0.04)	$(0.02)

The following potential common shares have been excluded from the computation of diluted net income per share for the three and six months ended December 31, 2007, because their inclusion would have been anti-dilutive:

	For the Three Months Ending December 31, 2007	For the Six Months Ending December 31, 2007
Outstanding common stock options	3,506,378	3,171,511

9.   Comprehensive Income (Loss):

The following table shows the computation of comprehensive income (loss):

	Three months ended December 31, 2007	Three months ended December 31, 2006	Six months ended December 31, 2007	Six months ended December 31, 2006
Net loss	$(3,941)	$(1,337)	$(3,966)	$(2,111)
Other comprehensive income (loss):
Foreign currency translation adjustments	31	(110)	272	(108)
Total comprehensive loss	$(3,910)	$(1,447)	$(3,694)	$(2,219)

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

10.   Commitments and Contingencies

Contingent acquisition payments

We will likely be required to pay the following amounts to the former stockholders of our acquired brands as contingent payment per the terms of the acquisition agreements:

	Year ended June 30,
(in thousands)	2008	2009	2010	2011	2012	Total
Lyris Technologies	$—	6,220	—	—	—	$6,220
Hot Banana	163	—	—	—	—	163

Total	$163	6,220	—	—	—	$6,383

The $6.2 million contingent amount for Lyris Technologies includes a $5.6 million note payable and is net of interest and certain off-sets permitted pursuant to the Agreement.  We believe that Hot Banana’s performance will result in contingent payments for specified revenue targets to the sellers of Hot Banana.  As a result, we have accrued $162,619 as of December 31, 2007.

Litigation

NovaCare v. Stratford Nursing Home.  We filed this collection lawsuit in August, 1999, to collect on a receivable of approximately $146,000, which we have fully reserved.  Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million.  We believe that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of December 31, 2007, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and we have reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against us or a settlement.

NC Holdings v. United Rehabilitation Services, Inc. et.al.  We filed this collection lawsuit in October 2006, to recover prudent buyer receivables in the amount of $897,907, which we have fully reserved. This action was filed in United States District Court for the Eastern District of Wisconsin (Civil Action No.06-C-1085).  We settled this lawsuit in December, 2007, resulting in a recovery of $125,000.

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

Operating Lease Commitments

We conduct our operations in leased facilities under operating lease agreements expiring at various dates though 2013. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2008 amount is for six months remaining in the fiscal year):

	Year ended
(in thousands)	2008	2009	2010	2011	2012	2013	Total
Property lease obligations	$411	$920	$681	$454	$468	$118	$3,052

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

Our chief executive officer (CEO) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. We have determined that we operate in a single operating segment—specifically, marketing technology and services—and that we have no significant customers.

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

As of December 31, 2007, our availability under this line of credit was $2,499,000.

Although we are in compliance with our financial covenants at December 31, 2007, there can be no assurance that we will be able to meet these covenants in the future.  We are currently in discussions with our creditors regarding increasing our liquidity, including the possibility of further amending the Loan and Security Agreement.

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

If recognized, approximately $130,000 of unrecognized tax benefits would reduce our income tax expense and effective tax rate.  Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in our tax provision.  We have an insignificant amount of interest and penalties accrued as of December 31, 2007.

In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions.  Tax returns for all tax years since June 2004 remain open to examination in major jurisdictions where we operate, including the U.S. and Canada.

14.   Treasury Stock

On July 2, 2007, we purchased 2,226,006 shares of our common stock at a purchase price of $0.75 per share, or $1,669,504.50 in the aggregate, from John Marshall, the former President of ClickTracks Analytics, Inc.  The repurchase was pursuant to an agreement between us and Mr. Marshall dated June 8, 2007.  During the six months ended December 31, 2007, options were exercised for 324,416 shares which were issued from Treasury Stock.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities—Including an Amendment of SFAS No. 115,” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will not be able to determine the impact of the adoption of SFAS 141(R) on the Company’s consolidated financial position, results of operations and cash flows until the quarter in which the Company completes an acquisition for which the acquisition date will be on or after the effective date of SFAS 141(R).

16.   Subsequent Events

With the launch of Lyris HQ, we have consolidated the ClickTracks and Hot Banana brands into Lyris HQ.  We will begin amortizing the tradenames, customer relationships and developed technology of ClickTracks and Hot Banana over their remaining useful lives beginning in January, 2008.  The additional amortization expense is included in the future amortization table in Note 3 — Intangible Assets.

We have agreed to lease 17,120 square feet of office space in San Jose, California for 53 months beginning in May, 2008.  The rent expense has been included in the Property Lease Obligations in Note 10—Commitments and Contingencies.

On January 23, 2008, LDN Stuyvie Partnership, which is controlled by the non-executive chairman of our board of directors, William T. Comfort III, purchased the Amended and Restated Note from the Trust at a discount of 10% for a total purchase price of $5.2 million.  On February 12, 2008, the Amended and Restated Note was amended to extend the due date of the next payment thereunder to November 12, 2008, the maturity date of the Amended and Restated Note.  Refer to Note 5 — Note Payable and Subsequent Event, for further details.

On February 13, 2008, at the annual meeting of our stockholders, the stockholders approved a proposed amendment to our certificate of incorporation authorizing a one-for-four reverse stock split (the “Reverse Split”) and gave our board of directors discretionary authority to effect the Reverse Stock Split at any time prior to our next annual meeting of stockholders.  The board also has the authority to abandon the Reverse Stock Split altogether.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in this quarterly report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and elsewhere in this quarterly report, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

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

Recent Corporate Developments

We passed some important milestones during the second fiscal quarter.   In October, we changed our corporate name from J.L. Halsey Corporation to Lyris, Inc.  The change, which leverages on our largest and best known brand, represents the completion of our transition into a leading provider of integrated marketing technology solutions.   In connection with the name change we also changed our trading symbol to LYRI.OB, which we believe will better resonate with stockholders and customers and help foster increased brand recognition.  Finally, in December we completed our corporate integration with the merger of all our U.S. based units into one operating subsidiary.   We had integrated management of our operating entities previously.

The quarter also saw further integration of our products and services, and change in corporate strategy, with the launch of Lyris HQ, our new on-demand marketing platform that brings together our full suite of digital marketing technologies into a single sign-on dashboard interface.  This new product, which is available only on an online hosted basis, provides marketers a centralized place from which to manage email marketing, Web analytics, Web content management and pay per click campaign management.  The release of Lyris HQ coincides with our new strategy to shift operations toward a greater emphasis on online hosted services.  Recent trends indicate a decrease in demand for our software products and related services.  Revenues from our software products have declined 23 percent over the last quarter.  While we intend to continue offering software products and support for the foreseeable future, we believe and expect that customer preference for online hosted services will continue to increase, and that the development of online services such as Lyris HQ better positions us to take advantage of that preference.

On February 13, 2008, at the annual meeting of our stockholders, the stockholders approved a proposed amendment to our certificate of incorporation authorizing a one-for-four reverse stock split (the “Reverse Split”) and gave our board of directors discretionary authority to effect the Reverse Stock Split at any time prior to our next annual meeting of stockholders.  The board also has the authority to abandon the Reverse Stock Split altogether.

Prior Operations and Acquisitions

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

We sold the NovaCare name as part of the sale of the PROH business and subsequently changed our name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction approved by our stockholders at a special meeting, NAHC merged with and into J.L. Halsey Corporation, its wholly-owned subsidiary.   The purpose of the merger between NAHC and Halsey was to implement transfer restrictions on our common stock in order to preserve our federal income tax net operating losses.

Prior to the acquisitions of our current brands—Lyris Technologies, EmailLabs, ClickTracks and Hot Banana—, we spent several years maximizing remaining NovaCare assets, including old accounts receivable, Medicare receivables and appeals, and tax items, and minimizing liabilities retained after the sales of the NovaCare operating businesses.  We collected virtually all of the receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from these prior operations. None of our current executives or directors were associated with us prior to, or at the time of, the sale of the NovaCare healthcare operating businesses in 1999.

Results of Operations for the Three Months Ended December 31, 2007 and December 31, 2006

Software Revenue

Total software revenue was $1.4 million for the three months ended December 31, 2007, compared to $2.1 million for the three months ended December 31, 2006.  The decrease is primarily due to our shift in focus from software to on-demand solutions.  Although we intend to continue offering software products and support, customers have shown a preference for hosted solutions and we intend to focus our resources on this market.

Service Revenue

Total service revenue was $9.5 million for the three months ended December 31, 2007, compared to $7.4 million for the three months ended December 31, 2006.  Lyris Technologies’ hosted revenue increased to approximately $3.1 million for the three months ended December 31, 2007, from approximately $2.2 million for the three months ended December 31, 2006, and EmailLabs’ hosted revenue increased to approximately $4.4 million for the three months ended December 31, 2007, from approximately $3.7 million for the three months ended December 31, 2006.

The following is a summary of service revenue, by category, for the three months ended December 31, 2007, and 2006:

	Three months ended	Three months ended
(in thousands)	December 31, 2007	December 31, 2006
Hosted revenue	$7,701	$6,151
Support & maintenance revenue	1,388	1,140
Professional services	391	142

Total service revenue	$9,480	$7,433

Cost of revenue

Cost of revenue was $5.8 million for the three months ended December 31, 2007, compared to $3.1 million for the three months ended December 31, 2006. The primary reasons for the increase in cost of revenue of $2.7 million is due to the impairment of developed technology of ClickTracks and Hot Banana of $2.0 million (see Note 3 to the Condensed Consolidated Financial Statements for details on intangible assets); an increase of approximately $574,000 in compensation and benefits and an increase of approximately $63,000 in royalty expense.  Cost of revenue primarily includes salary and personnel costs attributable to our engineering department, support services and hosting business.  Other costs allocated to cost of revenue include internet bandwidth costs associated with providing our support and hosting services and amortization of developed technology of $605,000 for the three month period ended December 31, 2007, compared to $599,000 for the three month period ended December 31, 2006.

General and administrative

General and administrative expenses were $3.0 million for the three months ended December 31, 2007, compared to $3.1 million for the three months ended December 31, 2006. The primary reason for the decrease of approximately $100,000 is due to a decrease in professional services.  General and administrative expenses consist primarily of compensation for administrative personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $295,000 for the three months ended December 31, 2007, compared to $416,000 for the three months ended December 31, 2006. The decrease in research and development expense is primarily due to a decrease in consulting expense.

Sales and marketing

Sales and marketing expenses were $2.8 million for the three months ended December 31, 2007, compared to $2.9 million for the three months ended December 31, 2006. The decrease of approximately $100,000 is primarily due to an decrease in advertising expense.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to sales and marketing as well as advertising costs and exhibits and tradeshow related expenses.

Amortization and impairment of customer relationships and tradenames

Amortization of customer relationships and tradenames was $426,000 for the three months ended December 31, 2007, compared to $447,000 for the three months ended December 31, 2006.  See Note 3 to the Condensed Consolidated Financial Statements for details on intangible assets.

Impairment of customer relationships and tradenames was $2.1 million for the three months ended December 31, 2007. This was the result of the recording of an impairment charge related to the value of intangible assets of our ClickTracks and Hot Banana brands.  The impairment was recorded due to lower revenue and profits generated by each of these brands than was previously anticipated at the time of their acquisition by us, and our determination that the expected future cash flows also are likely to be lower than previously anticipated. Future changes in our strategy and other changes in our operations could impact the projected future operating results that are inherent in our estimates of fair value, resulting in further impairments.  Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate that drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

We assess the impairment of indefinite life intangibles at least annually. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

When we determine that the carrying value of intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Interest expense

Interest expense was $347,000 for the three months ended December 31, 2007, compared to $1.3 million for the three months ended December 31, 2006. The decrease in interest expense of approximately $1.0 million is primarily due to the following:

•                  a decrease of $712,000 of amortization, as non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006;

•                  a decrease of $239,000 due to the extinguishment of the LDN Stuyvie promissory note; and

•                  a decrease of $21,000 due to interest on our revolving line of credit with Comerica.

Provision for income taxes

During the three months ended December 31, 2007, we recorded an income tax provision of $153,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $120,000 and a provision for federal income taxes of $33,000. During the three months ended December 31, 2006, we recorded an income tax provision of $91,000 which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $100,000 and a credit for federal income taxes of $9,000.

Discontinued Operations

Results for discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables that were owed to us prior to the disposition of our long-term care services business in 1999. Losses primarily include expenses incurred or adjustments to liabilities which were owed by us prior to the disposition of our long-term care services business in fiscal year 2000.

For the three months ended December 31, 2007, we recorded a $75,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $125,000 resulting from the collection of accounts receivable that were previously written off by us offset by additional expenses of approximately $50,000, primarily related to litigation and collection of legacy receivables.

For the three months ended December 31, 2006, we recorded a $522,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $247,000 resulting from a tax refund and decreases of expense accruals of $275,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

Results of Operations for the Six Months Ended December 31, 2007 and December 31, 2006

Software Revenue

Total software revenue was $3.2 million for the six months ended December 31, 2007, compared to $3.6 million for the six months ended December 31, 2006.  The decrease is primarily due to our shift in focus from software to on-demand solutions.  Although we intend to continue offering software products and support, customers have shown a preference for hosted solutions and we intend to focus our resources on this market.

Service Revenue

Total service revenue was $18.3 million for the six months ended December 31, 2007, compared to $14.2 million for the six months ended December 31, 2006.  Lyris Technologies’ hosted revenue increased to approximately $6.0 million for the six months ended December 31, 2007, from approximately $4.4 million for the six months ended December 31, 2006, and EmailLabs’ hosted revenue increased to approximately $8.3 million for the six months ended December 31, 2007, from approximately $7.1 million for the six months ended December 31, 2006.  The increase in revenue is also due to the acquisitions of ClickTracks and Hot Banana in the first quarter of fiscal 2007.

The following is a summary of service revenue, by category, for the three months ended December 31, 2007 and 2006:

	Six months ended	Six months ended
(in thousands)	December 31, 2007	December 31, 2006
Hosted revenue	$14,745	$11,707
Support & maintenance revenue	2,747	2,263
Professional services	837	301

Total service revenue	$18,329	$14,271

Cost of revenue

Cost of revenue was $9.5 million for the six months ended December 31, 2007, compared to $5.7 million for the six months ended December 31, 2006. The primary reasons for the increase in cost of revenue of $3.8 million is due to the impairment of developed technology of ClickTracks and Hot Banana of $2.0 million (see Note 3 to the Condensed Consolidated Financial Statements for details on intangible assets); an increase of approximately $1.5 million in salary and benefits and an increase of approximately $138,000 in royalty expense. Cost of revenue primarily includes salary and personnel costs attributable to our engineering department, support services and hosting business.  Other costs allocated to cost of revenue include internet bandwidth costs associated with providing our support and hosting services and amortization of developed technology of $1.2 million for the six month period ended December 31, 2007, compared to $1.1 million for the six month period ended December 31, 2006.

General and administrative

General and administrative expenses were $6.0 million for the six months ended December 31, 2007, compared to $5.9 million for the six months ended December 31, 2006. The primary reason for the increase of approximately $100,000 is due to an increase in facilities expenses. General and administrative expenses consist primarily of compensation for administrative personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $644,000 for the six months ended December 31, 2007, compared to $1.0 million for the six months ended December 31, 2006. The decrease in research and development expense is primarily due to a decrease in consulting expense.

Sales and marketing

Sales and marketing expenses were $5.4 million for the six months ended December 31, 2007, compared to $4.9 million for the six months ended December 31, 2006. The increase of approximately $500,000 is primarily due to an increase in compensation and benefits.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to sales and marketing as well as advertising costs and exhibits and tradeshow related expenses.

Amortization and impairment of customer relationships and tradenames

Amortization of customer relationships and tradenames was $859,000 for the six months ended December 31, 2007, compared to $846,000 for the six months ended December 31, 2006.  See Note 3 to the Condensed Consolidated Financial Statements for details on intangible assets.

Impairment of customer relationships and tradenames was $2.1 million for the six months ended December 31, 2007. This was the result of the recording of an impairment charge related to the value of of intangible assets of our ClickTracks and Hot Banana brands.  The impairment was recorded due to lower revenue and profits generated by each of these brands than was previously anticipated at the time of their acquisition by us, and our determination that the expected future cash flows also are likely to be lower than previously anticipated. Future changes in our strategy and other changes in our operations could impact the projected future operating results that are inherent in our estimates of fair value, resulting in further impairments.  Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, that drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

We assess the impairment of indefinite life intangibles at least annually. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

When we determine that the carrying value of intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Interest expense

Interest expense was $702,000 for the six months ended December 31, 2007, compared to $2.1 million for the six months ended December 31, 2006. The decrease in interest expense of approximately $1.4 million is primarily due to the following:

•                  a decrease of $1.0 million of amortization, as non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006; and

•                  a decrease of $355,000 due to the extinguishment of the LDN Stuyvie promissory note.

Provision for income taxes

During the six months ended December 31, 2007, we recorded an income tax provision of $343,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $281,000 and a provision for federal income taxes of $62,000. During the six months ended December 31, 2006, we recorded an income tax provision of $153,000 which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $147,000 and a provision for federal income taxes of $6,000.

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

For the six months ended December 31, 2007, we recorded a $23,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $125,000 resulting from the collection of accounts receivable that were previously written off by us offset by additional expenses of approximately $102,000, primarily related to litigation and collection of legacy receivables.

For the six months ended December 31, 2006, we recorded a $486,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $247,000 resulting from a tax refund, a gain of $40,000 resulting from the collection of a cost report settlement that was previously written off by us and decreases of expense accruals of $199,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

Liquidity and Capital Resources

As of December 31, 2007, our principal sources of liquidity included cash and cash equivalents, operating cash flow from our operating subsidiaries, and our financing agreement with Comerica Bank.  At December 31, 2007, cash and cash equivalents totaled $375,000, compared to $659,000 at June 30, 2007.

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

Effective as of March 31, 2007, we entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica.  The Fifth Amendment increased the amount available under the revolving line of credit to fifteen million dollars ($15,000,000), extends the term to five years from the date of the Fifth Amendment and provides that the amount available under the line is reduced in equal monthly installments of $208,333. The Amendment modifies the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modifies the financial covenants.  The financial covenant requirements, measured on a monthly basis, are as follows:

•                  fixed charge coverage of at least 1.25 to 1.00, calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to bank;

•                  minimum EBITDA, on a rolling three-month basis, of at least (i) $1,500,000 for the three-month period ending March 31, 2007, through the three-month period ending August 31, 2007, (ii) $1,750,000 for the three-month period ending September 30, 2007, through the three month period ending February 28, 2008; and (iii) $2,000,000 for each three-month period thereafter;

•                  ratio of senior debt to EBITDA, calculated on an annualized rolling three-month basis, of not greater than: (i) 2.50 to 1.00 for the measuring periods ending March 31, 2007, through February 28, 2008, and (ii) 2.00 to 1.00 at all times thereafter; and

•                  Liquidity, defined as cash held at Comerica plus availability under the revolving line, of not less than (i) $2,000,000 for the measuring periods ending March 31, 2007, through August 31, 2007, and (ii) $1,000,000 at all times thereafter.

Although we are in compliance with our financial covenants at December 31, 2007, there can be no assurance that we will be able to meet these covenants in the future.  We are currently in discussion with our creditors regarding increasing our liquidity, including the possibility of further amending the Loan and Security Agreement.

The aggregate maturities of our line of credit by fiscal year as of December 31, 2007 are as follows (in thousands)

Fiscal Year	Amount
2008	$—
2009	1,251
2010	2,500
2011	2,500
2012	4,375
$10,626

Cash Flows

Net cash provided by continuing operating activities was $2.4 million for the six month period ended December 31, 2007, compared to $903,000 for the six month period ended December 31, 2006.The net increase in cash resulted from a net loss of $4.0 million, add back of non-cash items of $6.6 million for depreciation, amortization and impairment of intangible assets, $325,000 for bad debt provision and $295,000 for non-cash compensation.  Other adjustments and working capital charges include a decrease of $833,000 due to the increase in accounts receivable, a decrease of $14,000 due to the decrease in deferred revenue, a decrease of $13,000 due to the increase in prepaid expenses, an increase of $273,000 due to the increase in accrued interest and a decrease of $123,000 due to the decrease in accrued expense.

Net cash used in investing activities was $2.5 million for the six month period ended December 31, 2007, compared to $12.5 million in the six month period ended December 31, 2006. The decrease was primarily due to payments in the six months ended December 31, 2007, of $2.1 million for earnouts due to the acquisitions of EmailLabs and Hot Banana compared to payments in the six months ended December 31, 2006, of $12.3 million related to the acquisitions of ClickTracks and Hot Banana.

Net cash used in financing activities was $24,000 for the six month period ended December 31, 2007, compared to net cash provided by financing activities of $11.4 million in the six month period ended December 31, 2006.  This decrease of approximately $11.4 million is primarily related to a payment for the purchase of treasury stock in the amount of $1.7 million, a decrease in repayments of our revolving line of credit of $7.5 million, and a decrease in proceeds of a loan from LDN Stuyvie Partnership of $10.0 million. These amounts were offset by a decrease in borrowings from Comerica of $7.6 million and an increase in proceeds from the sale of treasury stock in the amount of $153,000.

Resources

A payment to the sellers of EmailLabs in the amount of $1.725 million was paid on October 11, 2007, and payment of approximately $6.2 million will be required on November 12, 2008, to the holder of the promissory note that was originally issued to the sellers of Lyris Technologies.  As a result of the acquisition of Hot Banana we paid $375,000 Canadian dollars ($376,695 U.S. dollars) to pay the sellers of Hot Banana on October 4, 2007, and will likely be required to pay approximately $187,500 Canadian dollars if they achieve specified revenue targets in the second year following the closing.  We have a current account deficit and will need to raise additional capital to insure payment of these amounts.  There can be no assurance that we will be able to raise the additional capital we are seeking or that the terms on which such capital may be raised will be favorable to us.  Any capital raised by us may have rights superior to the rights of common equity and may be dilutive to existing holders of common equity.

Contingent Acquisition Consideration

The agreements to purchase Lyris Technologies, EmailLabs, ClickTracks, and Hot Banana included provisions for the payment of contingent consideration subject to each business achieving specified revenue targets.

Lyris Technologies Acquisition.  On May 12, 2005, we acquired all of the outstanding capital stock of Lyris Technologies for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris Technologies achieving specified revenue, on May 12, 2007, with interest accruing at 10% per annum.  The specified revenue targets stated in the promissory note were attained.  As of March 31, 2007, principal on the promissory note had been reduced to approximately $5.4 million, and the note was amended and restated to require the following payments (constituting both principal and interest): (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; and (c) $4,687,666 due November 12, 2008.  We paid the $1,000,000 on May 14, 2007.

On January 23, 2007, the note was purchased by LDN Stuyvie Partnership, our largest stockholder, which is controlled by William T. Comfort, III.  Mr. Comfort is the non-executive chairman of our board of directors.  The note was purchased at a discount of 10% for a total purchase price of $5.2 million.  Effective as of February 12, 2008, we again amended the note to extend the next payment date thereunder to November 12, 2008, the maturity date of the note.  This amendment was entered into pending current discussions with our creditors regarding increasing our liquidity, including the possibility of further amending the note to make it convertible into our common stock and further amending the Loan and Security Agreement.

EmailLabs Acquisition.  On October 11, 2005, we acquired all of the outstanding capital stock of EmailLabs for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  The acquisition of EmailLabs also called for two contingent payments of $1.725 million each subject to EmailLabs achieving specified revenue targets by the first and second anniversary of the closing date  Additionally, $500,000 was held back from the former stockholders of EmailLabs subject to EmailLabs meeting specified working capital requirements.  We made the first $1.725 million payment to the former EmailLabs’ stockholders on October 13, 2006, and we made the second $1.725 million payment to the former EmailLabs’ stockholders on October 11, 2007.  The $500,000 holdback and the working capital adjustment were paid in January 2006.   The former stockholders of EmailLabs also received the proceeds of tax refunds related to the period prior to the closing date.   These refunds were paid in September 2006.

ClickTracks Acquisition.  On August 18, 2006, we acquired all of the outstanding capital stock of ClickTracks for approximately $8.5 million in cash, $2.8 million of our common stock (2,799,636 shares) issued to certain security holders of ClickTracks and $337,000 of acquisition costs.  The acquisition originally called for additional contingent payments totaling approximately $3.8 million in the event ClickTracks achieved future revenue targets.   Pursuant to agreements between us and John Marshall, dated March 13, 2007, and June 8, 2007, respectively, Mr. Marshall (acting in his capacity as the representative of the former stockholders of ClickTracks) acknowledged and agreed that the initial targets would not be met and waived all rights to any future payments under the purchase agreement.

Hot Banana Acquisition.  On August 18, 2006, we also acquired all of the outstanding capital stock of Hot Banana for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750,000 Canadian if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500,000 Canadian payable subject to working capital and other adjustments.  We paid $93,750 Canadian ($80,813 U.S.) in March 2007, for the first phase of the technology integration, $335,545 Canadian ($299,193 U.S.) in April 2007 for the working capital adjustment and $93,750 Canadian ($86,485 U.S.) in May 2007 for the second phase of the technology integration.  On October 4, 2007, we paid $375,000 Canadian ($376,695 U.S.) to the former owners of Hot Banana for the first installment of the revenue earnout.

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

The LOC expires on September 1, 2008, and will automatically renew annually unless we are notified by Comerica 30 days prior to the annual expiration date that they have chosen not to extend the LOC for the next year. As of the date of this report there have been no drawdowns on this LOC by the Hartford.

Long-Term Contractual Obligations

The following is a summary of future minimum long-term contractual obligations for the fiscal years ended June 30,

(in thousands)	2008 (1)	2009	2010	2011	2012	2013	Total
Property lease obligations	$411	$920	$681	$454	$468	$118	$3,052
Note payable	—	6,220	—	—	—	—	6,220
Contingent merger consideration	163	—	—	—	—	—	163
Revolving line of credit	—	1,251	2,500	2,500	4,375	—	10,626
Total	$574	$8,391	$3,181	$2,954	$4,843	$118	$20,061

(1)  The 2008 amount is for the six months remaining in fiscal year 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our Loan and Security Agreement accrue interest at the Prime Rate plus the applicable margin.  We may elect from time to time to fix the rate at which we borrow for up to six months by using a LIBOR rate option, however we do not currently hedge our exposure to floating interest rates by using interest rate swaps, collars or other financial instruments.  Assuming that the balance on our line of credit as of December 31, 2007 was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $94,000 per year.

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

Hot Banana’s cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  At December 31, 2007, Hot Banana held approximately $76,000 in U.S. Dollars in a cash account and remains exposed to changes in the foreign currency rate. As of December 31, 2007, a 10% increase or decrease in the level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $7,600.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected as a component of comprehensive gain in stockholders’ equity of $500,000 at December 31, 2007.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T.   CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LYRIS, INC. AND SUBSIDIARIES

(FORMERLY J.L. HALSEY CORPORATION)

PART II—OTHER INFORMATION

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

More than 90% of our revenue comes from the market for email marketing—from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services.  The remainder of our revenue, with the acquisitions of ClickTracks and Hot Banana, comes from Web analytics and content management.  The markets for email marketing, web analytics, marketing content management and related services are relatively new and still evolving.  There can be no certainty regarding how or whether these markets will develop, or whether they will experience any contractions.

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

Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing.  In addition, under the terms of the agreements governing certain of our acquisitions, we are required to make additional payments to the sellers of the businesses.  Our cash on hand, cash flow and borrowing capacity under our credit facility currently are insufficient to pay these amounts.  We have a current account deficit.  There is no certainty that we will be able to raise additional equity or other capital, or the terms on which such capital may be raised will be favorable to us.  The terms of any new capital may be superior to, or dilutive to, the existing common shareholders.

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

As of February 1, 2008, our executive officers and directors and entities affiliated with them beneficially own or have options exercisable within 60 days to purchase, in the aggregate, approximately 48.4% of our common stock.  The chairman of our board of directors, Mr. William T. Comfort, III, both individually and as general partner of LDN Stuyvie Partnership beneficially owns 36.0% of our common stock.  These stockholders together have, and Mr. Comfort himself has, the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

10.1	First Amendment to Amended and Restated Promissory Note**

10.2

Agreement and Release, dated January 28, 2008, by and between Lyris, Inc. and Peter Biro (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a–14(a).**

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a–14(a).**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

**           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRIS, INC.
(Registrant)

By:	/s/ LUIS A. RIVERA
Luis A. Rivera
Chief Executive Officer

By:	/s/ JOSEPH LAMBERT
Joseph Lambert
Chief Financial Officer

	Date:	February 14, 2008