Form 10-K/A
period 2007-06-30
LYRIS, INC.
filed 2008-02-29
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the Registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Lyris, Inc. (the “Company”), formerly known as J. L. Halsey Corporation, filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “Original Form 10-K”), with the Securities and Exchange Commission (the “SEC”) on September 26, 2007, and subsequently filed Amendment No. 1 to the Original Form 10-K on October 29, 2007 (“Amendment No. 1”).  Amendment No. 1 amended and restated in its entirety Part III of the Original Form 10-K, and amended Item 15 of Part IV of the Original Form 10-K to include employment agreements for two individuals that had recently been named as executive officers of the Company and to update the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  This Amendment No. 2 is now being filed in order to (i) further amend Item 15 of Part IV of the Original Form 10-K to include the consent of Burr, Pilger & Mayer, LLP, the Company’s independent registered accounting firm (“BPM”), to the incorporation by reference of BPM’s audit report included in the Original Form 10-K into the Registration Statement of the Company on Form S-8 (File No. 333-126265) and (ii) again update the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Original Form 10-K.

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

2(a)(iii)

Amendment No. 2 to Stock Purchase Agreement made as of June 30, 1999, by and among NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2 (c) to NAHC, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1999).

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

Exhibit No.	Description

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

3(a)(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to the Original Form 10-K).

3(a)(ii)	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(ii) to the Original Form 10-K).

Exhibit No.	Description

3(a)(iii)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to the Original Form 10-K).

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

4(a)(ii)	First Amendment to the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 4(a)(ii) to the Original Form 10-K).

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

Exhibit No.	Description

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

10(i)†	Employment Agreement effective May 12, 2005, between Lyris and Luis A. Rivera (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

10(j)†	Employment Agreement effective May 12, 2005, between Lyris and Robb Wilson (incorporated by reference to Exhibit 10(j) to the Original Form 10-K).

10(k)†

Employment Agreement dated as of August 29, 2005, between Lyris and Joseph Lambert (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

10(l)†	Employment Agreement effective August 17, 2006, between the Company and Peter Biro (incorporated by reference to Exhibit 10(l) to the Original Form 10-K).

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

Exhibit No.	Description

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

10(t)†	Employment Agreement effective May 12, 2005, between Lyris Technologies, Inc. and Jason Han (incorporated by reference to Exhibit 10(t) to Amendment No. 1).

10(u)†	Employment Letter dated May 11, 2007, between Lyris Technologies, Inc. and Sean Ryan (incorporated by reference to Exhibit 10(u) to Amendment No. 1).

Exhibit No.	Description

14

Code of Business Conduct and Ethics, adopted by the Company on September 25, 2003 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Original Form 10-K).

23.1*	Consent of Burr, Pilger & Mayer, LLC, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification

*	Filed herewith
†	Indicates management contracts or compensatory plans, contracts or arrangements in which any director or named executive officer participates.

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

Dated: February 29, 2008	LYRIS, INC. (formerly J. L. Halsey Corporation)

	By:	/s/ Luis Rivera
LUIS RIVERA
Chief Executive Officer and President