Form 10-Q
period 2008-03-31
LYRIS, INC.
filed 2008-05-15
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☐   No  ☒

As of April 25, 2008, Lyris, Inc. had 103,216,882 shares of common stock, $.01 par value, outstanding.

LYRIS, INC. AND SUBSIDIARIES

(FORMERLY J.L. HALSEY CORPORATION)

FORM 10-Q - QUARTER ENDED MARCH 31, 2008

PART I

ITEM 1.   FINANCIAL STATEMENTS

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2008	June 30, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$50	$659
Accounts receivable, net of allowance of $463 at March 31, 2008 and $365 at June 30, 2007	6,935	6,903
Prepaid expenses	941	713
Deferred income taxes	568	580
Deferred financing fees	124	147
Prepaid expenses related to discontinued operations	6	6
Total current assets	8,624	9,008
Property and equipment, net	3,067	2,452
Restricted cash related to discontinued operations	—	200
Restricted cash	99	96
Intangible assets, net	15,479	22,414
Goodwill	36,090	36,021
Total assets	$63,359	$70,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,730	$2,580
Contingent acquisition consideration — short-term	163	2,050
Note payable — current portion (Note 5)	—	1,049
Accrued interest	—	70
Income taxes payable	209	218
Accrued expenses remaining from discontinued operations	470	722
Deferred revenue	4,068	3,893
Total current liabilities	7,640	10,582
Revolving line of credit — long-term	8,190	9,134
Note payable (Note 5)	—	4,360
Contingent acquisition consideration — long-term	—	163
Other long-term liabilities	172	146
Total liabilities	16,002	24,385
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; 103,216,882 shares issued and outstanding at March 31, 2008 and 98,430,598 shares issued and outstanding at June 30, 2007	1,032	984
Additional paid-in capital	257,053	252,172
Accumulated deficit	(211,120)	(207,578)
Cumulative translation adjustment	392	228
Total stockholders’ equity	47,357	45,806
Total liabilities and stockholders’ equity	$63,359	$70,191

(1) Derived from the audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Software and services revenues:
Software revenues	$1,455	$2,288
Services revenues	9,395	8,060
Total revenues	10,850	10,348
Cost of revenues:
Software and services	3,491	2,626
Amortization and impairment of developed technology	479	598
Total cost of revenues	3,970	3,224
Gross profit	6,880	7,124
Operating expenses:
General and administrative expenses	2,764	2,587
Research & development	569	246
Sales & marketing	3,215	2,768
Amortization and impairment of customer relationships and tradenames	390	447
(Loss) income from operations	(58)	1,076
Interest income	1	1
Interest expense	(254)	(685)
Other income	1	95
Gain (loss) on debt extinguishment	919	—
Income from continuing operations before income taxes	609	487
Income tax provision	188	174
Income from continuing operations	421	313
Gain on disposal of discontinued operations, net of tax	2	73
Net income	$423	$386
Income per share from continuing operations — basic and diluted	$0.00	$0.00
Net income per share — basic and diluted	$0.00	$0.00
Weighted average number of shares outstanding — basic	98,407,710	94,071,162
Weighted average number of shares outstanding — diluted	101,140,816	96,141,115

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Nine Months Ended
	March 31,
	2008	2007
Software and services revenues:
Software revenues	$4,725	$5,897
Services revenues	27,724	22,331
Total revenues	32,449	28,228
Cost of revenues:
Software and services	9,811	7,196
Amortization and impairment of developed technology	3,669	1,701
Total cost of revenues	13,480	8,897
Gross profit	18,969	19,331
Operating expenses:
General and administrative expenses	8,799	8,452
Research & development	1,213	1,248
Sales & marketing	8,617	7,693
Amortization and impairment of customer relationships and tradenames	3,352	1,293
(Loss) income from operations	(3,012)	645
Interest income	5	16
Interest expense	(956)	(2,788)
Other income	9	171
Gain (loss) on debt extinguishment	919	—
Loss from continuing operations before income taxes	(3,035)	(1,956)
Income tax provision	532	328
Loss from continuing operations	(3,567)	(2,284)
Gain on disposal of discontinued operations, net of tax	25	560
Net loss	$(3,542)	$(1,724)
Loss per share from continuing operations — basic and diluted	$(0.04)	$(0.02)
Net loss per share — basic and diluted	$(0.04)	$(0.02)
Weighted average number of shares outstanding — basic and diluted	97,076,221	88,166,015

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,542)	$(1,724)
Adjustments to reconcile net loss to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations	(25)	(560)
Stock-based compensation expense	494	511
Depreciation, and amortization and impairment of purchased intangibles	7,744	3,575
Provision for bad debt	462	499
Deferred income tax benefit	13	(129)
Interest on related party promissory note	367	—
Gain on debt restructuring	(947)	—
Beneficial conversion feature of convertible promissory note	—	1,294
Changes in assets and liabilities:
Accounts receivable	(493)	(2,055)
Prepaid expenses	(209)	522
Accounts payable and accrued expenses	205	(181)
Accrued interest	—	847
Deferred revenue	176	620
Income taxes payable	30	(183)
Net cash flows provided by continuing operations	4,275	3,036
Net cash flows (used in) provided by discontinued operations	(227)	152
Net cash flows provided by operating activities	4,048	3,188
Cash flows from investing activities:
Continuing operations:
Reduction of note payable	—	(195)
Additions to property and equipment	(1,335)	(1,148)
Payments for businesses acquired, net of cash acquired	(2,170)	(12,631)
Discontinued operations:
Release of restricted cash	200	964
Net cash flows used in investing activities	(3,305)	(13,010)
Cash flows from financing activities:
Proceeds from sale of stock	1,000	23
Proceeds from exercise of stock options	205	—
Payment for purchase of treasury stock	(1,670)	—
Proceeds from debt and credit arrangements	16,570	22,736
Proceeds from convertible debt from related party	—	10,000
Payment of debt and credit arrangements	(17,515)	(22,891)
Net cash flows (used in) provided by financing activities	(1,410)	9,868
Net (decrease) increase in cash and cash equivalents	(667)	46
Effect of exchange rates on cash and cash equivalents	58	45
Cash and cash equivalents, beginning of period	659	255
Cash and cash equivalents, end of period	$50	$346

Supplemental cash flow information:
Cash paid for interest	$613	$577
Cash paid for taxes	$489	$629

Supplemental disclosure of non-cash transactions
Extinguishment of promissory note	$5,846	$—
Conversion of convertible debt and accrued interest to equity	$—	$10,437
Gain on debt restructuring	$947	$—
Beneficial conversion feature of convertible promissory note	$—	$1,294

The accompanying notes are an integral part of these financial statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1.   Description of Business

Overview

The quarter ended March 31, 2008, marked the first full quarter for market availability of our Lyris HQ offering, our new on-demand marketing platform that brings together our full suite of digital marketing technologies into a single sign-on dashboard interface. We ended the quarter with more than 70 Lyris HQ customers.

Available only on an online hosted basis, Lyris HQ provides marketers a centralized platform from which to manage email marketing, web analytics, web content management and pay-per-click (“PPC”) management. We also have implemented a new pricing model for the offering that is a full, seat-based pricing model. It includes unlimited search engine keyword management, web analytics, web content management, PPC campaign management and email deliverability solutions for the price of a single seat. Email services provided through our EmailLabs module remain priced on a cost-per-thousand basis, as is the industry practice.

Lyris HQ supports our new strategy to shift our focus to a greater emphasis on online hosted services as recent trends in our industry suggest a continuing decline in demand for licensed software products. Revenues from our licensed  software have declined 20 percent for the nine months ended March 31, 2008 versus the comparable period in the prior year. While we intend to continue offering software products and support for the foreseeable future, we believe and expect that customer preference for online hosted services will continue to increase, and that the development of online services such as Lyris HQ better positions us to take advantage of this trend.

Our continued  investment in our sales force and market development programs during the quarter ended March 31, 2008 included adding to our sales team and implementing a new broad based marketing program.

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

Prior to the acquisitions of our current brands — Lyris Technologies, EmailLabs, ClickTracks and Hot Banana, we spent several years maximizing remaining NovaCare assets, including old accounts receivable, Medicare receivables and appeals, and tax items, and minimizing liabilities retained after the sales of the NovaCare operating businesses.  We collected virtually all of the receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from these prior operations. None of our current executives or directors were associated with us prior to, or at the time of, the sale of the NovaCare healthcare operating businesses in 1999.

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

3.   Intangible Assets

Intangible assets consist of the following:

(in thousands)	March 31, 2008	June 30, 2007
Amortizable intangibles:
Customer relationships	$9,531	$9,512
Developed technology	12,035	12,008
Tradenames	1,495	—
	23,061	21,520
Less: accumulated amortization	(9,785)	(6,880)
Less: impairment	(4,086)	—
	9,190	14,640
Non-amortizable intangibles:
Tradenames	6,289	7,774
Total intangible assets, net of amortization	$15,479	$22,414

The following table outlines our intangible assets, by acquisition, as of March 31, 2008:

(in thousands)	Gross amount	Accumulated amortization	Impairment	Balance at March 31, 2008
Lyris Technologies:
Customer relationships	$4,113	$(2,082)	$—	$2,031
Developed technology	4,078	(2,358)	—	1,720
Tradenames	4,720	—	—	4,720
Subtotal	12,911	(4,440)	—	8,471

EmailLabs:
Customer relationships	3,260	(1,613)	—	1,647
Developed technology	4,080	(2,018)	—	2,062
Tradenames	1,569	—	—	1,569
Subtotal	8,909	(3,631)	—	5,278

ClickTracks:
Customer relationships	1,600	(480)	(520)	600
Developed technology	3,100	(906)	(1,598)	596
Tradenames	1,200	(9)	(1,050)	141
Subtotal	5,900	(1,395)	(3,168)	1,337

Hot Banana:
Customer relationships	510	(116)	(207)	187
Developed technology	710	(218)	(308)	184
Tradenames	270	(2)	(230)	38
Cumulative foreign currency translation effect	139	18	(173)	(16)
Subtotal	1,629	(318)	(918)	393

Total of all acquired intangibles	$29,349	$(9,784)	$(4,086)	$15,479

Amortization and impairment expense for the three and nine months ended March 31, 2008, was $869,000 and $7.0 million respectively. Amortization expense during that period classified as cost of revenues and related to amortization and impairment of developed technology was $479,000 and $3.7 million respectively.

Net intangible assets have increased for the nine months ended March 31, 2008, by $86,000 as a result of changes in the foreign currency exchange rate between the U.S. Dollar and Canadian Dollar.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of March 31, 2008, is as follows:

Fiscal Year (in thousands)	Customer Relationships	Developed Technology	Tradenames	Total
2008	$378	$479	$12	$869
2009	1,510	1,917	47	3,474
2010	1,510	1,792	47	3,349
2011	957	366	47	1,370
2012	104	—	24	128
Total	$4,459	$4,554	$177	$9,190

The roll-forward of the intangible assets for June 30, 2007, through March 31, 2008, is as follows:

Amount
(in thousands)
Beginning balance at June 30, 2007	$22,414
Amortization for the nine month period ended March 31, 2008	(2,935)
Impairment charge	(4,086)
Foreign currency translation adjustment	86

Ending balance at March 31, 2008	$15,479

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

Goodwill consists of the following:

(in thousands)	March 31, 2008	June 30, 2007

Lyris Technologies	$17,491	$17,491
EmailLabs	10,680	10,680
ClickTracks	5,891	5,891
Hot Banana	2,028	1,959

Total	$36,090	$36,021

The roll-forward of goodwill for June 30, 2007, through March 31, 2008, is as follows:

Amount
(in thousands)
Beginning balance at June 30, 2007	$36,021
Foreign currency translation adjustment	69

Ending balance at March 31, 2008	$36,090

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

In the nine months ended March 31, 2008, circumstances indicated that the carrying value of some of our intangibles might not be recoverable, therefore, an impairment review of our intangible assets related to the ClickTracks and Hot Banana acquisitions was performed and resulted in the following impairment losses for the nine month period ended March 31, 2008:

Intangible Asset	Amount
(in thousands)
Customer relationships	$786
Developed technology	1,983
Tradenames	1,317

Total	$4,086

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

5.    Note Payable

Commodore Resources (Nevada), Inc. (“Commodore”), one of our wholly-owned subsidiaries, executed a promissory note in favor of The John Buckman and Jan Hanford Trust (the “Trust”) in the amount of $5.6 million as part of the acquisition of Lyris Technologies on May 12, 2005. The note bore interest at the rate of 10% per annum. The note and accrued interest were to become due on May 12, 2007, subject to the satisfaction of the following conditions:

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

On March 31, 2007, we executed an amended and restated promissory note, effective as of May 12, 2005, in the principal amount of $5.6 million (the “Amended and Restated Note”) payable to the Trust.  Under the terms of the Amended and Restated  Note, the maturity of the obligation was extended to November 12, 2008, and we became obligated to make the following payments (constituting both principal and interest, in accordance with the terms of the Amended and Restated Note) to the Trust: (a) $1,000,000 due May 12, 2007; (b) $1,453,447 due February 12, 2008; (c) $4,687,666 due November 12, 2008. We paid $1,000,000 to the Trust on May 14, 2007.

On January 23, 2008, LDN Stuyvie Partnership (“LDN Stuyvie”), which is controlled by the non-executive chairman of our board of directors, William T. Comfort III, purchased the Amended and Restated Note from the Trust at a discount of 10% for a total purchase price of $5.2 million.  On February 12, 2008, the Amended and Restated Note was amended to extend the due date of the next payment thereunder to November 12, 2008, the maturity date of the Amended and Restated Note.

On March 5, 2008, we entered into a Subscription Agreement (the “LDN Stuyvie Subscription Agreement”) with LDN Stuyvie. Pursuant to the LDN Stuyvie Subscription Agreement, LDN Stuyvie purchased 6,520,374 shares of our common stock at a purchase price of $1.05 per share or $6,846,392.37 in the aggregate. The aggregate purchase price was satisfied by LDN Stuyvie as follows:

•                  payment of $1 million in cash, and

•                  termination of our obligations under the Amended and Restated  Note.

We recorded a net gain of $919,000 as gain on debt extinguishment in the consolidated statement of operations to the extent the carrying value of our obligations under the Amended and Restated Note exceeded the fair value of common stock issued to LDN Stuyvie.

During the nine months ended March 31, 2008, we expensed $367,000 of interest on the Amended and Restated Note in the consolidated statement of operations.

6.   Discontinued Operations

At March 31, 2008, and June 30, 2007, assets and liabilities from discontinued operations consisted of:

(in thousands)	March 31, 2008	June 30, 2007
Restricted cash in support of workers’ compensation liabilities	$—	$200
Prepaid expenses pertaining to insurance deposits	6	6
Accounts receivable remaining from discontinued operations	233	583
Allowance for doubtful accounts remaining from discontinued operations	(233)	(583)
Total assets related to discontinued operations	$6	$206

Accrued expenses remaining from discontinued operations	$470	$722
Total liabilities related to discontinued operations	$470	$722

During the nine months ended March 31, 2008, we settled a collection lawsuit that resulted in the recovery of $125,000.  The balance was fully reserved and the remaining receivable and reserve were written-off during the quarter.  At March 31, 2008, we believe that the probability of collecting the remaining receivables is low, and accordingly we have fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, we will record a gain in the period of collection.

The change in the restricted cash balance represents $200,000 of restricted cash that was returned to us in October 2007.  The cash deposit was replaced by an irrevocable letter of credit with Comerica Bank.

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

For the three months ended March 31, 2008, we recorded a $2,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $10,000 resulting from the collection of accounts receivable that were previously written off by us offset by additional expenses of approximately $8,000, primarily related to litigation and collection of legacy receivables.

For the nine months ended March 31, 2008, we recorded a $25,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $135,000 resulting from the collection of accounts receivable that were previously written off by us offset by additional expenses of approximately $110,000, primarily related to litigation and collection of legacy receivables.

For the three months ended March 31, 2007, we recorded a $73,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $24,000 resulting from the collection of accounts receivable that were previously written off by us and decreases of expense accruals of $49,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

For the nine months ended March 31, 2007, we recorded a $560,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $247,000 resulting from a tax refund, a gain of $64,000 resulting from the collection of accounts receivable and cost report settlements that was previously written off by us and decreases of expense accruals of $249,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

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

We established the J.L. Halsey Corporation Equity Based Compensation Plan on May 6, 2005, which we subsequently amended and restated (the “Equity Based Compensation Plan”).  The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to our employees, directors and consultants.  Stock options granted in connection with the Equity Based Compensation Plan are generally granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant, and stock-based compensation expense is recognized over the employees’ requisite service period, which is generally four years. Options are generally granted with a ten-year term. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000.  At March 31, 2008, there were 656,257 shares available for grant under the Equity Based Compensation Plan.

We are currently using the Black-Scholes option pricing model to determine the fair value of all option grants.  For option grants issued in the three months ended March 31, 2008, the following weighted average assumptions were used:

Risk-free rate	2.19% - 2.83%
Expected dividends	$—
Expected market price volatility	51%
Expected years until exercise	4.5 years

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

The following table summarizes stock option activity from July 1, 2007, to March 31, 2008:

	Options Granted	Weighted Average Contractual Term	Weighted Average Exercise Price
	(in thousands)
Balance, July 1, 2007	10,927		$0.53
Options Granted	197		0.95
Options Exercised	(245)		0.50
Options Forfeited, Cancelled	(96)		0.75
Balance, September 30, 2007	10,783	8.16	$0.54
Options Granted	853		1.29
Options Exercised	(80)		0.39
Options Forfeited, Cancelled	(291)		0.44
Balance, December 31, 2007	11,265	8.07	$0.60
Options Granted	1,077		0.90
Options Exercised	(168)		0.31
Options Forfeited, Cancelled	(508)		0.80
Balance, March 31, 2008	11,666	8.01	$0.62

Options exercisable at March 31, 2008	5,088		$0.45

Options exercisable at June 30, 2007	3,878		$0.37

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008, was $3.3 million and $2.1 million, respectively. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. During the three months ended March 31, 2008, 167,500 stock options were exercised.  The intrinsic value of the options exercised was approximately $127,000.

The following table summarizes the allocation of stock-based compensation expense:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Cost of revenues	$43	$51	$106	$97
General and administrative	103	119	245	280
Research and development	11	8	20	19
Sales and marketing	42	50	123	115
Total stock-based compensation expense	$199	$228	$494	$511

As of March 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was approximately $2.6 million before estimated forfeitures ($2.1 million after expected forfeitures) and will be recognized over an estimated weighted average 2.47 years.

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

The following table sets forth the computation and reconciliation of net income (loss) per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Income (loss) from continuing operations	$421	$313	$(3,567)	$(2,284)
Gain on disposal of discontinued operations, net of tax	2	73	25	560
Net income (loss)	$423	$386	$(3,542)	$(1,724)

Weighted average shares outstanding:
Basic	98,407,710	94,071,162	97,076,221	88,166,015

Effect of dilutive securities:
Stock options	2,733,106	2,069,953	—	—

Diluted	101,140,816	96,141,115	97,076,221	88,166,015

Income (loss) per share from continuing operations: basic and diluted	$0.00	$0.00	$(0.04)	$(0.02)

Gain per share on disposal of discontinued operations: basic and diluted	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share: basic and diluted	$0.00	$0.00	$(0.04)	$(0.02)

The following potential common shares have been excluded from the computation of diluted net income per share for the nine months ended March 31, 2008 and the nine months ended March 31, 2007, because their inclusion would have been anti-dilutive:

	For the Nine Months Ending March 31, 2008	For the Nine Months Ending March 31, 2007
Outstanding common stock options	3,010,228	2,166,266

9.   Comprehensive Income (Loss):

The following table shows the computation of comprehensive income (loss):

	Three months ended March 31, 2008	Three months ended March 31, 2007	Nine months ended March 31, 2008	Nine months ended March 31, 2007

Net income (loss)	$423	$386	$(3,542)	$(1,724)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(108)	36	164	(72)
Total comprehensive income (loss)	$315	$422	$(3,378)	$(1,796)

The financial statements of Hot Banana, with a functional currency of Canadian Dollars, are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at the period’s weighted average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income (loss) in the stockholders’ equity section of the balance sheet.

10.   Commitments and Contingencies

Contingent acquisition payments

We will likely be required to pay the following amounts to the former stockholders of our acquired brands as contingent payment per the terms of the acquisition agreements:

	Year ended June 30,
(in thousands)	2008	2009	2010	2011	2012	Total

Hot Banana	$163	—	—	—	—	$163

Total	$163	—	—	—	—	$163

We believe that Hot Banana’s performance will result in contingent payments for specified revenue targets to the sellers of Hot Banana.  As a result, we have accrued $162,619 as of March 31, 2008.

Litigation

NovaCare v. Stratford Nursing Home.  We filed this collection lawsuit in August, 1999, to collect on a receivable of approximately $146,000, which we have fully reserved.  Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million.  We believe that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of March 31, 2008, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and we have reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against us or a settlement.

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

Operating Lease Commitments

We conduct our operations in leased facilities under operating lease agreements expiring at various dates though 2013. The following is a summary of future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year (the 2008 amount is for three months remaining in the fiscal year):

	Year ended
(in thousands)	2008	2009	2010	2011	2012	2013	Total
Property lease obligations	$182	$929	$680	$454	$468	$118	$2,831

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

Our chief executive officer (CEO) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. We have determined that we operate in a single operating segment – specifically, marketing technology and services – and that we have no significant customers.

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

Effective as of March 31, 2007, we entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica.  The Fifth Amendment increased the amounts available under the revolving line of credit to fifteen million dollars ($15,000,000), extended the term to five years from the date of the Fifth Amendment and provided that the amounts available under the line are reduced in equal monthly installments of $208,333. The Amendment modified the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modified the financial covenants.

On March 6, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “New Credit Agreement”) with Comerica Bank (the “Bank”). The New Credit Agreement amends and restates in its entirety the Loan and Security Agreement. The Bank’s commitment and interest rate under the New Credit Agreement are essentially unchanged. The revolving line of credit is in the amount of approximately $12.7 million as of  March 6, 2008, which is reduced on the last day of each of the following months as follows: (i) $208,333 per month for each month from April 2008 through July 2008, (ii) $312,450 for December 2008, (iii) $416,667 per month for each month from January 2009 through March 2009, (iv) $312,450 for April 2009, and (v) $208,333.33 per month for each month from May 2009 through March 31, 2012, the maturity date.  The New Credit Agreement contains certain financial covenants and requires us to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitutes an event of default.  The commitment is secured by essentially all of the assets of the Company and its subsidiaries including intellectual property.

The financial covenant requirements, measured on a monthly basis, are as follows: (a) fixed charge coverage of at least 1.25 to 1.00 (except for the period September 1, 2008, to November 3, 2008, when it is 1:15:1.00), calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to Comerica; (b) minimum EBITDA, on a rolling three-month basis, of at least (i) $800,000 for the three-month period ended March 31, 2008,  (ii) $0 for the three-month period ending June 30, 2008 (iii) $250,000 for the three months ending September 30, 2008, (iv) $1,500,000 for each three-month period ending December 31, 2008 through February 28, 2009 and (v) $2,000,000 for the three month period ending March 1, 2009 and thereafter; (c) ratio of senior debt to EBITDA, calculated on an annualized rolling three-month basis, of not greater than: (i) 2.50 to 1.00 for the measuring periods through June 30, 2008, (ii) 3.25:1.00 for the measuring periods July 1, 2008 to November 30, 2008 and (iii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at Comerica plus availability under the revolving line, of not less than (i) $500,000 for the measuring periods ended March 31, 2008, and (ii) $250,000 for the measuring periods April 1, 2008 through June 30, 2008.

The New Credit Agreement contains typical default provisions giving the Bank the right to demand immediate payment of all principal, interest and other obligations outstanding thereunder in the event of certain occurrences, and typical negative covenants preventing or restricting our ability to take certain actions, including, without limitation, changing our principal executive offices, chancing our names, disposing of property or other assets, and incurring additional indebtedness.

As of March 31, 2008, the availability under this line of credit was $4.3 million.  Although we are in compliance with the financial covenants at March 31, 2008, there can be no assurance that we will be able to meet these covenants in the future.

13.   Income Taxes

Lyris and it subsidiaries are subject to federal and state income taxes. For federal income tax purposes, 90% of the consolidated year to date income is offset by prior cumulative net operating loss (“NOL”) carryforwards. The resulting 10% of net income is taxed at the alternative minimum tax rate of 20%. For state income tax purposes, only the financial results attributed to a state are taxed at the statutory rate. The statutory rate is 8.84% in California, where most of our operations are located. The federal NOLs cannot be used to reduce state income taxes.

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

If recognized, approximately $150,000 of unrecognized tax benefits would reduce our income tax expense and effective tax rate.  Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in our tax provision.  We have an insignificant amount of interest and penalties accrued as of March 31, 2008.

In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions.  Tax returns for all tax years since June 2004 remain open to examination in major jurisdictions where we operate, including the U.S. and Canada.

14.   Treasury Stock

On July 2, 2007, we purchased 2,226,006 shares of our common stock at a purchase price of $0.75 per share, or $1,669,504 in the aggregate, from John Marshall, the former President of ClickTracks Analytics, Inc.  The repurchase was pursuant to an agreement between us and Mr. Marshall dated June 8, 2007.  During the nine months ended March 31, 2008, options were exercised for 486,916 shares which were issued from Treasury Stock.  The balance of treasury stock (1,739,090 shares) was issued in connection with the LDN Stuyvie Subscription Agreement (see Note 5).

15.   Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will not be able to determine the impact of the adoption of SFAS 141(R) on our consolidated financial position, results of operations and cash flows until the quarter in which we complete an acquisition for which the acquisition date will be on or after the effective date of SFAS 141(R).

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

Recent Corporate Developments

The quarter ended March 31, 2008, marked the first full quarter for market availability of our Lyris HQ offering, our new on-demand marketing platform that brings together our full suite of digital marketing technologies into a single sign-on dashboard interface. We ended the quarter with more than 70 Lyris HQ customers.

Available only on an online hosted basis, Lyris HQ provides marketers a centralized platform from which to manage email marketing, web analytics, web content management and pay-per-click (“PPC”) management. We also have implemented a new pricing model for the offering that is a full, seat-based pricing model. It includes unlimited search engine keyword management, web analytics, web content management, PPC campaign management and email deliverability solutions for the price of a single seat. Email services provided through our EmailLabs module remain priced on a cost-per-thousand basis, as is the industry practice.

Lyris HQ supports our new strategy to shift our focus to a greater emphasis on online hosted services as recent trends in our industry suggest a continuing decline in demand for licensed software products. Revenues from our licensed  software have declined 20 percent for the nine months ended March 31, 2008 versus the comparable period in the prior year. While we intend to continue offering software products and support for the foreseeable future, we believe and expect that customer preference for online hosted services will continue to increase, and that the development of online services such as Lyris HQ better positions us to take advantage of this trend.

Our continued  investment in our sales force and market development programs during the quarter ended March 31, 2008 included adding to our sales team and implementing a new broad based marketing program.

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

Prior to the acquisitions of our current brands – Lyris Technologies, EmailLabs, ClickTracks and Hot Banana, we spent several years maximizing remaining NovaCare assets, including old accounts receivable, Medicare receivables and appeals, and tax items, and minimizing liabilities retained after the sales of the NovaCare operating businesses.  We collected virtually all of the receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from these prior operations. None of our current executives or directors were associated with us prior to, or at the time of, the sale of the NovaCare healthcare operating businesses in 1999.

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007

Software Revenue

Total software revenue was $1.4 million for the three months ended March 31, 2008, compared to $2.3 million for the three months ended March 31, 2007.  The decrease is primarily due to our shift in focus from software to on-demand solutions.  Although we intend to continue offering software products and support, customers have shown a preference for hosted solutions and we intend to focus our resources primarily on this market.

Service Revenue

Total service revenue was $9.4 million for the three months ended March 31, 2008, compared to $8.0 million for the three months ended March 31, 2007.  Lyris Technologies’ hosted revenue increased to approximately $3.1 million for the three months ended March 31, 2008, from approximately $2.5 million for the three months ended March 31, 2007, and EmailLabs’ hosted revenue increased to approximately $4.1 million for the three months ended March 31, 2008, from approximately $3.7 million for the three months ended March 31, 2007.

The following is a summary of service revenue, by category, for the three months ended March 31, 2008, and 2007:

	Three months ended	Three months ended
(in thousands)	March 31, 2008	March 31, 2007

Hosted revenue	$7,643	$6,453
Support & maintenance revenue	1,360	1,273
Professional services	392	334

Total service revenue	$9,395	$8,060

Cost of revenue

Cost of revenue was $4.0 million for the three months ended March 31, 2008, compared to $3.2 million for the three months ended March 31, 2007. The primary reasons for the increase in cost of revenue of $800,000 were an increase of approximately $700,000 in compensation and benefits and an increase of approximately $86,000 in departmental expense.  Cost of revenue primarily includes salary and personnel costs attributable to our engineering department, support services and hosting business.  Other costs allocated to cost of revenue include internet bandwidth costs associated with providing our support and hosting services and amortization of developed technology of $479,000 for the three month period ended March 31, 2008, compared to $598,000 for the three month period ended March 31, 2007.

General and administrative

General and administrative expenses were $2.8 million for the three months ended March 31, 2008, compared to $2.6 million for the three months ended March 31, 2007. The primary reasons for the increase of approximately $200,000 are due to an increase of approximately $126,000 in professional services, an increase of approximately $40,000 in depreciation and an increase of approximately $21,000 in dues and subscriptions.  General and administrative expenses consist primarily of compensation for administrative personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $569,000 for the three months ended March 31, 2008, compared to $246,000 for the three months ended March 31, 2007. The increase of approximately $323,000 in research and development expense is primarily due to an increase of approximately $490,000 in compensation and benefits offset by a decrease of approximately $150,000 in consulting expense.

Sales and marketing

Sales and marketing expenses were $3.2 million for the three months ended March 31, 2008, compared to $2.8 million for the three months ended March 31, 2007. The increase of approximately $400,000 is primarily due to an increase in advertising expense.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to sales and marketing as well as advertising costs and exhibits and tradeshow related expenses.

Amortization and impairment of customer relationships and tradenames

Amortization of customer relationships and tradenames was $390,000 for the three months ended March 31, 2008, compared to $447,000 for the three months ended March 31, 2007.  See Note 3 to the Condensed Consolidated Financial Statements for details on intangible assets.

Interest expense

Interest expense was $254,000 for the three months ended March 31, 2008, compared to $685,000 for the three months ended March 31, 2007. The decrease in interest expense of approximately $431,000 is primarily due to the following:

•                  a decrease of $253,000 of amortization, as non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006;

•                  a decrease of $119,000 due to the extinguishment of the LDN Stuyvie promissory note; and

•                  a decrease of $59,000 in interest on our revolving line of credit with Comerica due to a decrease in our outstanding balance and a decrease in the interest rate.

Gain (loss) on debt extinguishment

Gain on debt extinguishment was $919,000 for the three months ended March 31, 2008, compared to none for the three months ended March 31, 2007. The increase is due to a net gain on debt restructuring in connection with extinguishment of the LDN Stuyvie promissory note.

Provision for income taxes

During the three months ended March 31, 2008, we recorded an income tax provision of $188,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $156,000 and a provision for federal income taxes of $32,000. During the three months ended March 31, 2007, we recorded an income tax provision of $174,000 which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $112,000 and a provision for federal income taxes of $62,000.

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

For the three months ended March 31, 2008, we recorded a $2,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $10,000 resulting from the collection of accounts receivable that were previously written off by us offset by additional expenses of approximately $8,000, primarily related to litigation and collection of legacy receivables.

For the three months ended March 31, 2007, we recorded a $73,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $24,000 resulting from the collection of accounts receivable that were previously written off by us and decreases of expense accruals of $49,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

Results of Operations for the Nine Months Ended March 31, 2008 and March 31, 2007

Software Revenue

Total software revenue was $4.7 million for the nine months ended March 31, 2008, compared to $5.9 million for the nine months ended March 31, 2007.  The decrease is primarily due to our shift in focus from software to on-demand solutions.  Although we intend to continue offering software products and support, customers have shown a preference for hosted solutions and we intend to focus our resources primarily on this market.

Service Revenue

Total service revenue was $27.7 million for the nine months ended March 31, 2008, compared to $22.3 million for the nine months ended March 31, 2007.  Lyris Technologies’ hosted revenue increased to approximately $9.1 million for the nine months ended March 31, 2008, from approximately $6.9 million for the nine months ended March 31, 2007, and EmailLabs’ hosted revenue increased to approximately $12.3 million for the nine months ended March 31, 2008, from approximately $10.8 million for the nine months ended March 31, 2007.  The increase in revenue is also due to the acquisitions of ClickTracks and Hot Banana in the first quarter of fiscal 2007.

The following is a summary of service revenue, by category, for the nine months ended March 31, 2008 and 2007:

	Nine months ended	Nine months ended
(in thousands)	March 31, 2008	March 31, 2007

Hosted revenue	$22,388	$18,161
Support & maintenance revenue	4,107	3,536
Professional services	1,229	634

Total service revenue	$27,724	$22,331

Cost of revenue

Cost of revenue was $13.5 million for the nine months ended March 31, 2008, compared to $8.9 million for the nine months ended March 31, 2007. The primary reasons for the increase in cost of revenue of $4.6 million is due to the impairment of developed technology of ClickTracks and Hot Banana of $2.0 million (see Note 3 to the Condensed Consolidated Financial Statements for details on intangible assets), an increase of approximately $2.1 million in salary and benefits, an increase of approximately $147,000 in royalty expense and an increase of approximately $128,000 in dues and subscriptions.  Cost of revenue primarily includes salary and personnel costs attributable to our engineering department, support services and hosting business.  Other costs allocated to cost of revenue include internet bandwidth costs associated with providing our support and hosting services and amortization of developed technology of $1.7 million for the nine month period ended March 31, 2008, compared to $1.7 million for the nine month period ended March 31, 2007.

General and administrative

General and administrative expenses were $8.8 million for the nine months ended March 31, 2008, compared to $8.5 million for the nine months ended March 31, 2007. The primary reasons for the increase of approximately $300,000 are due to an increase of approximately $142,000 in depreciation, an increase of approximately $91,000 in professional services and an increase of approximately $91,000 in rent. General and administrative expenses consist primarily of compensation for administrative personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

Research and development

Research and development expenses were $1.2 million for the nine months ended March 31, 2008, compared to $1.2 million for the nine months ended March 31, 2007.  For the nine months ended March 31, 2008, there is an increase of approximately $900,000 in compensation and benefits offset by a decrease of approximately $900,000 in consulting expense

Sales and marketing

Sales and marketing expenses were $8.6 million for the nine months ended March 31, 2008, compared to $7.7 million for the nine months ended March 31, 2007. The increase of approximately $900,000 is primarily due to an increase of approximately $560,000 in compensation and benefits and an increase of approximately $345,000 in advertising.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel dedicated entirely to sales and marketing as well as advertising costs and exhibits and tradeshow related expenses.

Amortization and impairment of customer relationships and tradenames

Amortization of customer relationships and tradenames was $1.2 million for the nine months ended March 31, 2008, compared to $1.3 million for the nine months ended March 31, 2007.  See Note 3 to the Condensed Consolidated Financial Statements for details on intangible assets.

Impairment of customer relationships and tradenames was $2.1 million for the nine months ended March 31, 2008. This was the result of the recording of an impairment charge related to the value of intangible assets of our ClickTracks and Hot Banana brands.  The impairment was recorded due to lower revenue and profits generated by each of these brands than was anticipated at the time of their acquisition by us, and our determination that the expected future cash flows also are likely to be lower than previously anticipated. Future changes in our strategy and other changes in our operations could impact the projected future operating results that are inherent in our estimates of fair value, resulting in further impairments.  Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, that drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

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

Interest expense

Interest expense was $956,000 for the nine months ended March 31, 2008, compared to $2.8 million for the nine months ended March 31, 2007. The decrease in interest expense of approximately $1.8 million is primarily due to the following:

•                  a decrease of $1.3 million of amortization, as non-cash interest expense, of the beneficial conversion feature of the $10 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006; and

•                  a decrease of $479,000 due to the extinguishment of the LDN Stuyvie promissory note.

Gain (loss) on debt extinguishment

Gain on debt extinguishment was $919,000 for the nine months ended March 31, 2008, compared to none for the nine months ended March 31, 2007. The increase is due to a net gain on debt restructuring in connection with extinguishment of the LDN Stuyvie promissory note.

Provision for income taxes

During the nine months ended March 31, 2008, we recorded an income tax provision of $532,000, which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $437,000 and a provision for federal income taxes of $95,000. During the nine months ended March 31, 2007, we recorded an income tax provision of $328,000 which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $260,000 and a provision for federal income taxes of $68,000.

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

For the nine months ended March 31, 2008, we recorded a $25,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $135,000 resulting from the collection of accounts receivable that were previously written off by us offset by additional expenses of approximately $110,000, primarily related to litigation and collection of legacy receivables.

For the nine months ended March 31, 2007, we recorded a $560,000 gain on disposal of discontinued operations, net of taxes, related to adjustments to the $374.1 million loss on disposal of discontinued operations which was originally recorded in fiscal year 2000.  The adjustments consist primarily of a gain of $247,000 resulting from a tax refund, a gain of $64,000 resulting from the collection of accounts receivable and cost report settlements that was previously written off by us and decreases of expense accruals of $249,000 to adjust other liabilities remaining from discontinued operations. The reductions in expense accruals include amounts for litigation related costs and legacy insurance expenses.

Liquidity and Capital Resources

As of March 31, 2008, our principal sources of liquidity included cash and cash equivalents, operating cash flow from our operating subsidiaries, and our financing agreement with Comerica Bank.  At March 31, 2008, cash and cash equivalents totaled $50,000, compared to $659,000 at June 30, 2007.

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

Effective as of March 31, 2007, we entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica.  The Fifth Amendment increased the amounts available under the revolving line of credit to fifteen million dollars ($15,000,000), extended the term to five years from the date of the Fifth Amendment and provided that the amounts available under the line are reduced in equal monthly installments of $208,333. The Amendment modified the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modified the financial covenants.

On March 6, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “New Credit Agreement”) with Comerica Bank (the “Bank”). The New Credit Agreement amends and restates in its entirety the Loan and Security Agreement. The Bank’s commitment and interest rate under the New Credit Agreement are essentially unchanged. The revolving line of credit is in the amount of approximately $12.7 million as of  March 6, 2008, which is reduced on the last day of each of the following months as follows: (i) $208,333 per month for each month from April 2008 through July 2008, (ii) $312,450 for December 2008, (iii) $416,667 per month for each month from January 2009 through March 2009, (iv) $312,450 for April 2009, and (v) $208,333.33 per month for each month from May 2009 through March 31, 2012, the maturity date.  The New Credit Agreement contains certain financial covenants and requires us to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitutes an event of default. The commitment is secured by essentially all of the assets of the Company and its subsidiaries including intellectual property.

The financial covenant requirements, measured on a monthly basis, are as follows: (a) fixed charge coverage of at least 1.25 to 1.00 (except for the period September 1, 2008, to November 3, 2008, when it is 1:15:1.00), calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to Comerica; (b) minimum EBITDA, on a rolling three-month basis, of at least (i) $800,000 for the three-month period ended March 31, 2008,  (ii) $0 for the three-month period ending June 30, 2008, (iii) $250,000 for the three months ending September 30, 2008, (iv) $1,500,000 for each three-month period ending December 31, 2008 through February 28, 2009 and (v) $2,000,000 for the three-month period ending March 1, 2009 and thereafter; (c) ratio of senior debt to EBITDA, calculated on an annualized rolling three-month basis, of not greater than: (i) 2.50 to 1.00 for the measuring periods through June 30, 2008, (ii) 3.25:1.00 for the measuring periods July 1, 2008 to November 30, 2008 and (iii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at Comerica plus availability under the revolving line, of not less than (i) $500,000 for the measuring periods ended March 31, 2008, and (ii) $250,000 for the measuring periods April 1, 2008 through June 30, 2008.

The New Credit Agreement contains typical default provisions giving the Bank the right to demand immediate payment of all principal, interest and other obligations outstanding thereunder in the event of certain occurrences, and typical negative covenants preventing or restricting our ability to take certain actions, including, without limitation, changing our principal executive offices, chancing our names, disposing of property or other assets, and incurring additional indebtedness.

Although we are in compliance with our financial covenants at March 31, 2008, there can be no assurance that we will be able to meet these covenants in the future.

The aggregate maturities of our line of credit by fiscal year as of March 31, 2008 are as follows (in thousands)

Fiscal Year	Amount (in thousands)
2008	$—
2009	—
2010	1,315
2011	2,500
2012	4,375
$8,190

Cash Flows

Net cash provided by continuing operating activities was $4.3 million for the nine month period ended March 31, 2008, compared to $3.0 million for the nine month period ended March 31, 2007.  The net increase in cash resulted from a net loss of $3.5 million, add back of non-cash items of $7.7 million for depreciation, amortization and impairment of intangible assets, $462,000 for bad debt provision, $494,000 for non-cash compensation, $367,000 for interest on related party promissory note offset by a deduction of $947,000 for gain on debt restructuring.  Other adjustments and working capital changes include a decrease of $493,000 due to the increase in accounts receivable, a decrease of $209,000 due to the increase in prepaid expenses, an increase of $176,000 due to the increase in deferred revenue and an increase of $205,000 due to the increase in accrued expense.

Net cash used in investing activities was $3.3 million for the nine month period ended March 31, 2008, compared to $13.0 million in the nine month period ended March 31, 2007. The decrease was primarily due to payments in the nine months ended March 31, 2008, of $2.1 million for earnouts due to the acquisitions of EmailLabs and Hot Banana compared to payments in the nine months ended March 31, 2007, of $12.6 million related to the acquisitions of ClickTracks and Hot Banana.

Net cash used in financing activities was $1.4 million for the nine month period ended March 31, 2008, compared to net cash provided by financing activities of $9.9 million in the nine month period ended March 31, 2007.  This decrease of approximately $11.3 million is primarily related to a payment for the purchase of treasury stock in the amount of $1.7 million, a decrease in repayments of our revolving line of credit of $6.1 million, and a decrease in proceeds of a loan from LDN Stuyvie Partnership of $10.0 million. These amounts were offset by a decrease in borrowings from Comerica of $5.4 million and an increase in proceeds from the sale of stock and treasury stock in the amount of $1.2 million.

Resources

A payment to the sellers of EmailLabs in the amount of $1.7 million was paid on October 11, 2007.  As a result of the acquisition of Hot Banana we paid $375,000 Canadian dollars ($376,695 U.S. dollars) to the sellers of Hot Banana on October 4, 2007, and may be required to pay approximately $187,500 Canadian dollars if they achieve specified revenue targets in the second year following the closing.  We have a current account deficit and will need to raise additional capital to insure payment of these amounts.  There can be no assurance that we will be able to raise the additional capital we are seeking or that the terms on which such capital may be raised will be favorable to us.  Any capital raised by us may have rights superior to the rights of common equity and may be dilutive to existing holders of common equity.

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

On January 23, 2008, LDN Stuyvie Partnership (“LDN Stuyvie”), which is controlled by the non-executive chairman of our board of directors, William T. Comfort III, purchased the Amended and Restated Note from the Trust at a discount of 10% for a total purchase price of $5.2 million.  On February 12, 2008, the Amended and Restated Note was amended to extend the due date of the next payment thereunder to November 12, 2008, the maturity date of the Amended and Restated Note.

On March 5, 2008, we entered into a Subscription Agreement (the “LDN Stuyvie Subscription Agreement”) with LDN Stuyvie. Pursuant to the LDN Stuyvie Subscription Agreement, LDN Stuyvie purchased 6,520,374 shares of our common stock at a purchase price of $1.05 per share or $6,846,392.37 in the aggregate. The aggregate purchase price was satisfied by LDN Stuyvie as follows:

•                  payment of $1 million in cash, and

•                  termination of our obligations under the Amended and Restated  Note.

EmailLabs Acquisition.  On October 11, 2005, we acquired all of the outstanding capital stock of EmailLabs for $24.5 million (including acquisition costs and working capital adjustments of $612,000).  The acquisition of EmailLabs also called for two contingent payments of $1.7 million each subject to EmailLabs achieving specified revenue targets by the first and second anniversary of the closing date  Additionally, $500,000 was held back from the former stockholders of EmailLabs subject to EmailLabs meeting specified working capital requirements.  We made the first $1.7 million payment to the former EmailLabs’ stockholders on October 13, 2006, and we made the second $1.7 million payment to the former EmailLabs’ stockholders on October 11, 2007.  The $500,000 holdback and the working capital adjustment were paid in January 2006.   The former stockholders of EmailLabs also received the proceeds of tax refunds related to the period prior to the closing date.   These refunds were paid in September 2006.

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

The LOC expires on September 1, 2008, and will automatically renew annually unless we are notified by Comerica 30 days prior to the annual expiration date that it has chosen not to extend the LOC for the next year. As of the date of this report there have been no drawdowns on this LOC by the Hartford.

Long-Term Contractual Obligations

The following is a summary of future minimum long-term contractual obligations for the fiscal years ended June 30,

(in thousands)	2008 (1)	2009	2010	2011	2012	2013	Total
Property lease obligations	$182	$929	$680	$454	$468	$118	$2,831
Contingent merger consideration	163	—	—	—	—	—	163
Revolving line of credit	—	—	1,315	2,500	4,375	—	8,190
Total	$345	$929	$1,995	$2,954	$4,843	$118	$11,184

(1)  The 2008 amount is for the three months remaining in fiscal year 2008.

Critical Accounting Policies and Estimates

In our Form 10-K for the year ended June 30, 2007, which was filed with the SEC on September 26, 2007, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.  There have been no changes to these policies since June 30, 2007. Readers are encouraged to review these disclosures in conjunction with the review of this quarterly report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our New Credit Agreement accrue interest at the Prime Rate plus the applicable margin.  We may elect from time to time to fix the rate at which we borrow for up to nine months by using a LIBOR rate option, however we do not currently hedge our exposure to floating interest rates by using interest rate swaps, collars or other financial instruments.  Assuming that the balance on our line of credit as of March 31, 2008, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $82,000 per year.

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

Hot Banana’s cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  At March 31, 2008, Hot Banana held approximately $10,000 in U.S. Dollars in a cash account and remains exposed to changes in the foreign currency rate. As of March 31, 2008, a 10% increase or decrease in the level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $1,000.

Translation risks

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected as a component of comprehensive gain in stockholders’ equity of $392,000 at March 31, 2008.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our current and planned services are relatively new, rapidly evolving, and are very different from the traditional methods that many of our clients have historically used to attract new customers and maintain customer relationships.  As a result, customers and potential customers may be reticent to try new technologies and new solutions, and the demand for our services may not develop or may decline, which could cause our stock price to decline.

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

The market for online direct marketing is highly competitive and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, reduced gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick (owned by Google), Responsys, Experian, Silverpop, Bigfoot Interactive, Exact Target, Constant Contact and InfoUSA, web analytics providers such as Omniture, Core Metrics, Visual Sciences and WebTrends, and Urchin (owned by Google), web content management providers such as Interwoven and Vignette Software, Silver Lake Software and many other smaller privately held companies, including Indextools, OneStat, and Manticore Technology. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

Typically, our hosted services are sold pursuant to short-term subscription agreements, which are generally nine months to one year in length, with no obligation to renew these agreements. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, new technologies offered by others, consolidation in our customer base or if some of our customers cease their operations. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenues may decrease, which could adversely affect our stock price.

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

We have not realized expected benefits from our acquisitions.

While we expect our acquisitions to result in additional net revenues for us, we cannot guarantee that will be the case.

With respect to the integration of personnel, despite our efforts to retain the key employees of acquired businesses, we may not be successful, as competition for qualified management and technical employees in our industry is intense.  We may also be perceived to have a different corporate culture and these key employees may not want to work for a larger, publicly-traded company.  In addition, competitors may recruit these key employees.  As a result, these key employees could leave with little or no prior notice, which could impede the integration process and harm our business, financial condition and operating results.  In connection with these acquisitions certain key employees have entered into employment agreements or consulting and non-competition agreements that will restrict their ability to compete with us if they leave or at the conclusion of their consulting term. We cannot assure you of the enforceability of these non-competition agreements or that these employees or consultants will continue to work with us under their employment or consulting agreements.  We have already seen significant decreases in revenue and profitability due to the fact that neither ClickTracks nor Hot Banana has generated the revenues anticipated at acquisition.

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

As of April 25, 2008, our executive officers and directors and entities affiliated with them beneficially own or have options exercisable within 60 days to purchase, in the aggregate, approximately 44.1% of our common stock.  The chairman of our board of directors, Mr. William T. Comfort, III, as controlling partner of LDN Stuyvie Partnership beneficially owns 39.8% of our common stock.  These stockholders together have, and Mr. Comfort himself has, the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2008, we entered into a Subscription Agreement (the “LDN Stuyvie Subscription Agreement”) with LDN Stuyvie. Pursuant to the LDN Stuyvie Subscription Agreement, LDN Stuyvie purchased 6,520,374 shares of our common stock at a purchase price of $1.05 per share or $6,846,392.37 in the aggregate.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of our stockholders held on February 13, 2008, (the “Annual Meeting”), a reverse stock split of our Common Stock, par value $0.01 per share, at a rate of one-for-four (the “Reverse Stock Split”) was approved. The result of the voting was as follows:

	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

Reverse Stock Split	86,972,938	2,291,871	180,969	0

Also at the Annual Meeting, William T. Comfort, III was elected to serve on our Board of Directors as Class III Director until the Annual Meeting of our Stockholders following the fiscal year ending June 30, 2010, and until his successor is elected and qualified or until his earlier death, resignation or removal from office. The result of the voting was as follows:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

William T. Comfort, III	88,686,948	0	758,831	0

In addition to Mr. Comfort, Andrew Richard Blair, Nicolas DeSantis Cuadra, Luis A. Rivera and James A. Urry continued as directors after the Annual Meeting.

Additionally, at the Annual Meeting, the appointment of Burr, Pilger & Mayer LLP as our independent auditors for the fiscal year ending June 30, 2008 was approved. The result of the voting was as follows:

	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

Ratification of Burr, Pilger & Mayer LLP as our independent auditors	88,910,633	94,727	440,418	0

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3(a)(ii) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

3.3

Certificate of Ownership and Merger, merging NAHC, Inc. with an into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

3.4

Certificate of Ownership and Merger, merging Lyris, Inc. into J.L. Halsey Corporation and changing the name of the corporation to Lyris, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

3.5

First Amended and Restated Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2001).

10.3

Employment Letter, dated April 15, 2008, by and between Lyris, Inc. and Heidi Mackintosh (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008).

10.4

Amended and Restated Credit Agreement, dated March 6, 2008, by and among Comerica Bank, N.A., Lyris, Inc., Lyris Technologies, Inc., and Commodore Resources (Nevada), Inc. (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 3, 2008).

10.5

Subscription Agreement, dated March 5, 2008, by and between LDN Stuyvie Partnership and Lyris, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008).

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

LYRIS, INC.
(Registrant)

By:	/s/ LUIS A. RIVERA
Luis A. Rivera
Chief Executive Officer

By:	/s/ HEIDI L. MACKINTOSH
Heidi L. Mackintosh
Chief Financial Officer

	Date:	May 15, 2008