Form 10-K
period 2008-06-30
LYRIS, INC.
filed 2008-09-17
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of

the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Large Accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

As of December 31, 2007, the aggregate market value of the shares of common stock held by non-affiliates was approximately $68,090,106 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.)

There were 103,221,882 shares of the Registrant’s common stock outstanding as of September 5, 2008.

LYRIS, INC. AND SUBSIDIARIES

FORM 10-K – FISCAL YEAR ENDED JUNE 30, 2008

Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements related to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Business — Risk Factors” This section, along with other sections of this Annual Report, describe some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations and have a material adverse effect on our business, financial condition and results of operations as well as the value of our common stock. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “we,” “us” and “our” refer to Lyris, Inc. and its subsidiaries.

ITEM 1.  BUSINESS

Overview

Lyris, Inc., (“Lyris” or the “Company”), formerly J.L. Halsey Corporation, is a leading digital marketing technology and services firm.  Our digital marketing software and services provide clients with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to clients who use the Internet to communicate with their customers and members.  Our technology solutions include email marketing software, which provides clients with tools to create, deliver and manage email marketing programs, newsletters, discussion groups and other digital communications; Web analytics software, which provides clients with tools to analyze the behavior of visitors to their websites and also manage pay-per-click (PPC) campaigns and Web content management software, which is used by clients to manage a website, landing page or email content creation.  We offer our software solutions in two forms: as licensed software that is purchased by clients and downloaded and installed on those clients’ computers, and as a hosted solution in which customers use our software on a subscription basis through an Internet connection.

On October 31, 2007, we changed our corporate name from J.L. Halsey Corporation to Lyris, Inc.  We made the corporate name change to promote visibility of our current operation as a provider of integrated marketing technology solutions.

Prior to August 2006, Lyris was a provider of hosted and licensed email marketing software through its wholly owned subsidiaries, Lyris Technologies, Inc. and Uptilt, Inc. (d/b/a” EmailLabs”).  On August 18, 2006, we acquired ClickTracks Analytics, Inc. (“ClickTracks”) and Hot Banana Software, Inc., (“Hot Banana”).  ClickTracks was a Web analytics provider and Hot Banana was an e-marketing Web content management company.  Both EmailLabs and ClickTracks were merged into Lyris Technologies, Inc. in late 2007.

In November 2007, Lyris introduced Lyris HQ, online marketing software platform that is offered only on a hosted basis and combines a suite of marketing technologies within a single sign-on interface. The Lyris HQ platform has combined technologies from our acquisitions to give clients the ability to schedule and manage email campaigns, coordinate Web content management, and review analytics results in order to optimize those campaigns.  In addition, with Lyris HQ, we introduced a newly developed Web-based search keyword campaign management system called BidHero as part of the platform to let advertisers oversee and update pay-per-click (PPC) keyword bidding on Google, Yahoo and other search ad platforms.

Although we provide an on demand Web-based marketing platform that brings together a suite of marketing technologies into one, we continue to offer the following separate individual online marketing solutions: Lyris List Manager, our licensed software product for email marketing; EmailLabs, our brand for hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool.  In addition, we continue to offer our Web Analytics Software: ClickTracks, our Web analytics product and Lyris Hot Banana, our software that enables customers to manage content across their different Web properties.

We expect to spend the majority of our resources on research and development, and sales and marketing, to strengthen our products and service offerings.

Our Products and Services

Lyris HQ

Lyris HQ is an on demand Web-based marketing platform that brings together a suite of marketing technologies into one, single, integrated user experience.  Lyris HQ gives clients a centralized online site from which to conduct email marketing, Web analytics, Web content management and PPC keyword bidding.  Introduced in November 2007, this service allows users to develop and manage email campaigns, coordinate the supporting Web content, oversee and update PPC keyword bidding, access reports analyzing various key performance indicators and make adjustments to their campaigns in real time.  Other features include a calendar to track schedules across applications and marketing team members, a message board for communicating with team members and a resource center (available at LyrisHQ.com), where customers can access blogs and whitepapers that shares best practices and tips on how to improve the performance of their campaigns.  Lyris HQ is primarily targeting small and mid-sized businesses (“SMB”) and mid-market companies that use the Internet to market and sell their goods and services. The affordable price of Lyris HQ, starting at $299/month, puts a comprehensive on-demand toolset into the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve a campaign’s return on investment.

Email Marketing Software

Lyris ListManager is our email marketing licensed software product.  Lyris ListManager provides IT and marketing departments with a time-tested, powerful email marketing engine to manage and execute campaigns.  Lyris ListManager gives IT managers a secure, trustworthy, on-premise platform to deliver a reliable, cost-effective solution for marketing teams.  And for marketers, Lyris ListManager delivers a platform to create high-volume, customized email campaigns that ensure the timely delivery of messages to the appropriate email recipients.  Lyris ListManager is the industry’s most robust, secure on-premise software solution for email delivery, backed by know-how and best industry practices.  For IT managers, Lyris ListManager delivers software that can be integrated into other enterprise software solutions.  Lyris ListManager’s open architecture enables IT managers to modify, configure and integrate the application quickly and easily.  It cost-effectively helps marketers nurture their customer base and convert prospects, while smoothly integrating with other applications and solutions.  Lyris ListManager’s powerful delivery engine which has proven to be effective in diverse industries, allows users to the functionality to conduct massive email campaigns ranging in size from small to very large scale.  The release of Lyris ListManager version 10.0, on June 30, 2008, proves Lyris’ dedication to its current and future customers that require such solution.

EmailLabs is our brand of hosted email marketing software, which also manages email campaigns and communications.  EmailLabs is marketed to the online marketers and to advertising or marketing agencies as a product that they can offer to their clients under that agency’s brand.  EmailLabs is only offered on a hosted basis and traditionally has been our premium email offering because of its capabilities, functionality and appeal to users.  EmailLabs is the email marketing software that is integrated into the Lyris HQ platform and provides the email campaign capabilities within this integrated software suite.

EmailAdvisor is our deliverability monitoring tool that helps facilitate the delivery of legitimate email while taking into account the complexity of different email viewing applications.  With the email difficulties that can be caused by spam (see “U.S. and Foreign Government Regulation” below), many ISPs (Internet service providers), network administrators and others now deploy anti-spam filters to prevent spam from entering their email inbox.  Many of these anti-spam filters unfortunately block legitimate emails that people want to receive.   EmailAdvisor helps email senders design their messages and campaigns to minimize the chance that legitimate email is wrongly blocked.  EmailAdvisor is also integrated into Lyris HQ and provides its email deliverability monitoring capability.

Web Analytics Software

ClickTracks is our Web analytics product, which is offered as licensed software or as a hosted application. Web analytics software uses cookies and simple java-script to track and report on the activity of visitors to a website or landing page. This software then allows the user to analyze the behavior of those visitors and report on basic statistics about this behavior.  Lyris sells the ClickTracks hosted and licensed software and related services primarily to SMB’s that use the Internet to market and sell their goods and services.  Clicktracks is also sold to agencies and ISPs, which run the software on behalf of other customers.  ClickTracks is also integrated into the Lyris HQ platform and provides the Web analytics capabilities within the integrated application.

Web Content Management Software

Lyris’ HotBanana software enables customers to manage content across their different Web properties more easily, including corporate websites, intranets, extranets, landing pages and micro marketing sites.  Hot Banana assists clients to optimize their sites in a manner that allows search engines to find relevant content more easily and increase traffic to their site. HotBanana is both hosted and licensed software that is sold primarily to SMBs that use the Internet to market and sell their goods and services.  Lyris also provides professional services for the Hot Banana offering, including creative design, content creation, and other website development services.  HotBanana software is integrated into Lyris HQ and provides the Web content management capabilities within the suite.

Customers

At June 30, 2008, approximately, 3,783 customers have purchased our software products and approximately 187 customers currently use our software on a hosted basis.  While the majority of our customers are marketing businesses, that use the Internet to sell their goods and services, our customers also span many other industries including several departments of the U.S. government, national and local political campaigns, Fortune 500 companies, and some of the largest and most reputable academic organizations, charitable organizations and athletic teams.  We sell to a wide and diversified group of customers and no single customer represents 10% or more of our annual revenues

Sales and Marketing

Our primary goal for sales and marketing is designed to raise customer awareness of Lyris HQ and Lyris ListManager products, establish the company’s executives as thought leaders and to become a go-to resource for all media, analysts and bloggers in the email and integrated marketing industries.  The February 2008 launch of LyrisHQ.com was a major step in that direction.   With a plethora of resources to back these efforts, Lyris, Inc. is poised to become the world’s leading provider of integrated online marketing applications for marketers in small-to-medium sized teams who need to manage a wide array of online marketing tools.

Our sales and marketing activities are based in our Emeryville, California operating headquarters with additional personnel in San Jose, California and in Barrie, Ontario.  The sales team is divided into two main groups, dedicated to (1) selling licensed software, primarily Lyris ListManager, and (2) selling Lyris HQ.  Moreover, the Lyris HQ sales team also responds to inquiries relating to our single point email marketing, Web analytics or Web content management offerings.  Sales teams also incorporate a group of account managers who focus on retention of existing customers and developing additional business from our largest clients.

We continue to utilize the best practices in integrated marketing campaigns that combine the Internet and offline media.  Our marketing strategy includes attending periodic trade shows and events and seeking promotional partners through business development activities including technology, agency and referral partnerships.  As part of our marketing strategy, we use cross-media adverting methodology which includes limited print advertising, and significant Internet advertising including “pay-per-click” (PPC) marketing on major search engines such as Google and Yahoo.

Customer Service, Support and Operations

Our hosted service offerings include free access to our online support databases and Web seminars on the fundamentals of our hosted products and the basics of online marketing and communication.  Clients receive automatic upgrades since the service is hosted on our servers.  Lyris’ standard contract allows for telephone support (6 am- 6 pm PDT) and 24/7 telephone support for system emergencies.  In addition, each client is given a standard one to two-hour training session.  Lyris provides additional fee-based customized training sessions for a charge.

We also offer account management to clients that are looking for additional support in deploying their marketing initiatives.  Account Management focuses on increasing customer satisfaction and customer loyalty.  Account Managers work closely with clients to understanding their online marketing goals and objectives; as well as providing guidance and best practice recommendations to ensure client success when using our products and services.  Account Managers are also responsible for developing new business opportunities from our existing customer base.

For our licensed software clients, we provide customer service and support in differing levels depending on the product purchased.  Software customers receive “included support,” which provides free Web access to our online support databases and thirty days of online and telephone support.  Customers may also purchase two levels of paid support. The first level, referred to as Essential Support, provides online assistance, telephone support (6 am- 6 pm PST) and free access to minor upgrades during the term of the support contract. The second level, referred to as Comprehensive Support, includes online assistance and telephone support (6 am- 6 pm PST) and free access to minor and major upgrades for one year.

As of June 30, 2008, our customer service and support organization had 80 employees.

Professional services

We also offer a wide array of Professional and Consulting Services to better serve our customers.  Service focus areas include implementations, custom development, best practices workshops, and on-demand professional services and consulting expertise.  Our services team help our customers launch new email marketing campaigns, analyze their messaging and design, measure Marketing ROI, and advise on ways to optimize deliverability.  Customers may purchase our Professional and Consulting Services a-la carte, or take advantage of comprehensive service offerings which bundle these services into packages.

Operations

We believe that continuous data center operations are crucial to our success in selling hosted services.  We currently lease space and services in secure co-location data facilities in Fremont, Novato, Sunnyvale and Emeryville, California.  These facilities house the servers that our hosted customers use to access our services.  In addition, these facilities have redundant electrical generators and UPS power supplies, fire suppression systems, and 24x7 physical securities that protect the facilities.

We continuously monitor the performance of our service.  Our monitoring features include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs that constantly monitor our systems and notify systems engineers if any unexpected conditions arise.  Those system engineers and our dedicated Operations team are committed to ensuring our clients are up on our hosted network to enable delivery of marketing solutions on a real time basis.

Technology

Lyris HQ, our flagship product, is written in Adobe Flex and delivered as a Web-based Flash application. This allows us to provide a Rich Internet Application (RIA) to our clients. Lyris HQ is the new integrated user front-end for our individual point applications backends.  Lyris HQ communicates and integrates with the individual point applications using a RESTful XML API library.

Our independent point applications are written in several computing languages, including Flex, Cold Fusion, C, C++, C#, and TCL, among others.  They are designed to run in conjunction with a number of different commercial database servers, including mySQL, Microsoft SQL Server and Oracle.  Lyris’ and EmailLabs’ platforms are designed to handle hundreds of thousands of emails per hour, while emphasizing reliability, availability and security.  They automatically handle bounces due to invalid email addresses and track user activity after receipt of the emails, such as open detection, clickthrough tracking and purchase tracking.  The information gathered from user activities is digested into reports and can be used for initiating further email campaigns.

Our security systems control access to internal systems and data via the Internet. Internally, log-ins and passwords are maintained for all systems, with access control granted on an individual basis to only the required areas for which the recipient is responsible.  Firewalls prevent unauthorized access from outside or access to confidential data on the inside.  Certain encryption and authentication technologies licensed from third parties combined with our own technologies to provide secure transmission of confidential information.

Research and Development

We believe that investment in research and development is a critical factor in strengthening our products offerings.  Accordingly, we are continually reinvesting resources in product development.  To succeed in technology markets, our broad focus is on innovation and long-term approach to new markets.  Additionally, we are committed to supporting and updating our core technology and to expanding our product offerings to provide a leading set of products that meet the needs of our customers.   As we continue to build out our services platform, we will bring a broad range of new products and service offerings to market that target the needs of small and medium-sized businesses, as well as large enterprises.

Historically, we have released major upgrades to our flagship products every 12 to 16 months. We are implementing an Agile/SCRUM methodology for our releases which will allow for shorter development cycles and faster releases.  As of June 30, 2008, we have approximately 65 engineers who are engaged in maintaining our current products and researching, developing, testing and deploying new versions of our software.  We are investing resources for significant new research and development to build out the Lyris HQ RIA and integrate and extend out our individual point applications backends.  In addition to this work, features are constantly being added or enhanced within our existing applications.  Our main research and development facilities are located in Emeryville and San Jose, California.

During fiscal years 2008, 2007, and 2006, research and development expense was $2.3 million, $1.4 million, and $.2 million, respectively.  We plan to continue to make significant investments in a broad range of research and product development efforts to further our product and service offerings.

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

•                 A competitors’ introduction of an integrated digital marketing software suite to compete directly with Lyris HQ in, performance and scalability;

•                 Price and total cost of ownership;

•                 Stability and reliability;

•                 Quality of customer service and support;

•                 Brand name and reputation; and

•                 Ability to provide services in a secure environment and maintain the confidentiality of customer data.

Integrated Software Suite.  We are not currently aware of a competitor that is marketing an integrated suite of digital marketing tools that include email, Web analytics and Web content management suitable for mid-size or larger companies. While some integration of these services is occurring among our competitors, the integration of these services through custom software, varies from application to application.  However, we do believe that in the future other companies will develop and market integrated suites of digital marketing tools that could include the full suite of integrated marketing tools that we offer and possibly additional digital marketing tools.

Email Marketing Markets.  The market for email marketing software and hosted email marketing services is fragmented and includes many participants.  We have several types of competitors, some of whom offer an on-premise licensed software solution, while others offer a hosted service.

At the higher end of the email marketing market, generally referred to as enterprise, there are a number of large companies that compete by offering professional services with technology to help customize the applications for their customers’ needs as well as digital marketing consulting services.  Additionally, some larger competitors provide some integration of services as part of their email marketing solutions.  There are companies that include email marketing in an integrated offering such as CRM software vendors, EMM software vendors, and database marketers.

Our competitors also include many small, privately-held, companies that compete with us on the hosted side, as well as in the SMB marketplace.  Our larger competitors in this marketplace include Silverpop, Responsys, Exact Target and SubscriberMail, who typically offer only an email solution and not an integrated suite.

Finally, several companies of our competitors focus on providing email services to very small users who do not require either the volume or functionality needed by larger or more sophisticated users.  Although we do have many smaller customers, Constant Contact and Vertical Response are the larger providers to this market.

Web Analytics Market.  In the Web analytics market, there are a number of large competitors and several well-funded start-up competitors.  Large companies who operate in this market include WebTrends, Omniture, Visual Sciences (recently acquired by Omniture), CoreMetrics, IndexTools (owned by Yahoo), and Urchin (owned by Google). Additionally, many smaller, privately held companies compete in this space, including OneStat, and Manticore Technology. The Web analytics market is among the most competitive of all technology markets.

Web Content Management Market.  In the Web content management market, there are a number of very large competitors and several well-funded start-up competitors.  Large companies who operate in this market include EMC (through its Documentum subsidiary), Interwoven, Silver Lake Software, Hummingbird, and Vignette Software.  Additionally, many smaller privately held companies compete in this space, including CrownPeak, Clickability, Ektron, PaperThin, and FatWire.

We believe our products compete effectively with these vendors based on our strategy and our new comprehensive on-demand marketing platform that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface.

Intellectual Property

We have filed several patent applications.  One application covers certain technology developed for EmailAdvisor, and four other applications are related to technology and processes developed for ClickTracks. We were recently awarded a patent on ClickTracks technology that covers the display of statistical data overlaid on the website as well as the automatic parameter masking used to define relevant page identifying URLs.  This technology displays metrics about website visitors directly onto the site itself, allowing easy analysis and interpretation.

We enter into confidentiality and proprietary rights agreements with our employees, consultants, and other third parties in order to try to protect our trade secrets and intellectual property.

In recent years, many software companies have filed applications for patents covering their technologies.  Many of these patents have yet to be litigated.  Other competitors may develop technologies that are similar or superior to our technology and may receive and enforce patents on such technology.  We are not aware of any issued or pending patents that may be asserted against us.

Employees

At June 30, 2008, we had 250 employees. Our employees are not represented by any labor union and we are not aware of any current activity to organize any of our employees.

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

U.S. and Foreign Government Regulation

Email has been the subject of regulation by local, state, federal and foreign governments.  In 2003, the CAN-SPAM Act of 2003 (“CAN-SPAM”) was enacted as United States federal law, CAN-SPAN established national standards for the sending of commercial email.  The Federal Trade Commission (FTC) enforces its provisions.

CAN-SPAM defines spam as “any electronic mail message the primary purpose of which is the commercial advertisement or promotion of a commercial product or service (including content on an Internet website operated for a commercial purpose).” CAN-SPAM exempts “transactional or relationship messages.” The provision permits email marketers to send unsolicited commercial email that contain, among other requirements, the following: an opt-out mechanism; a valid subject line and header (routing) information; and the legitimate physical address of the mailer.

Under CAN-SPAM, if a recipient of permitted email marketing opts out, a sender has ten days to remove the address. The legislation also prohibits the sale or other transfer of an email address after an opt-out request.  We believe strongly that emailers should send email only to those who have requested or given permission (twice) for email to be sent.  We do not permit any of our hosted customers to send spam, and we require by contract that our software purchasers and hosted clients comply with CAN-SPAM.  Additionally, Lyris sells an anti-spam solution, called MailShield.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at

publicinfo@sec.gov or by sending a fax to the SEC at 1-202-772-9295. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available (free of charge) on or through the investor relations section our website located at www.lyris.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained on or accessible through our website or contained on other websites is not deemed to be part of this report on Form 10-K.

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

More than 90% of our revenue comes from email marketing — from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services.  The markets for digital marketing, including email marketing, Web analytics, marketing content management and related services are relatively new and still evolving.  There can be no certainty regarding how or whether these markets will develop, or whether they will experience any contractions.

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

The market for online direct marketing is highly competitive and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, reduced gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick (owned by Google), Responsys, Experian, Silverpop, Bigfoot Interactive, Exact Target, Constant Contact and InfoUSA, Web analytics providers such as Omniture, Core Metrics, Urchin (owned by Google), Web content management providers such as Interwoven and Vignette Software, Silver Lake Software and many other smaller privately held companies, including Indextools, OneStat, and Manticore Technology. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

The development of proprietary technology (e.g. Lyris HQ) and service enhancements and the migration of customers to new technology entail significant technical and business risks and require substantial expenditures and lead-time. We might not be successful in marketing and supporting recently released versions of our technology and services on a timely or cost-effective basis. In addition, even if new technology and services are developed and released, they might not achieve market acceptance. Also, if we are not successful in a smooth migration of customers to new or enhanced technology and services, we could lose customers.

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

We rely on non-exclusive software license rights from third parties in technologies that are incorporated into and necessary for the operation and functionality of our products. Our licenses often require the payment of royalties or other consideration to third parties. Our success depends in part on our continued ability to have access to these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially reasonable terms or at all. Our loss of rights to use, or the inability to support, maintain and enhance, software products we license from third parties could result in our customers having to upgrade their purchased software products. In addition, a loss of license from third parties could lead to increased costs and delays or reductions in our product development, sales and support until we are able to develop functionally equivalent software or identify and obtain licenses to alternative third party software with comparable functionality, which we may be unable to do. As a result, our margins, market share and operating results could be significantly harmed. If any of these events occurs, our business and operating results could be harmed.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be adversely affected.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. Because currently pending patent applications are not publicly available for certain periods of time, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties.  As a general matter, we do not search patent office files for patents or patent applications that we may possibly infringe.  We are aware of several patents for which patent infringement potentially may be asserted against us.

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

Our services involve the transmission of information through the Internet. These services could be used to transmit harmful applications, negative messages, and unauthorized reproduction of copyrighted material, inaccurate data or computer viruses to end-users in the course of delivery. Any transmission of this kind could damage our reputation or could give rise to legal claims against us. We could spend a significant amount of time and money defending against these legal claims.

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

To continue to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require in order to join us. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

We borrowed money to purchase EmailLabs and Hot Banana.  Our agreement with Comerica Bank (“Comerica” the “Bank”), our senior lender, places certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA and other financial ratios, and our ability to buy additional businesses, among other restrictions.

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

As of September 2, 2008, our executive officers and directors and entities affiliated with them beneficially own or have options exercisable within 60 days to purchase, in the aggregate, approximately 52% of our common stock.  The chairman of our board of directors (the “Board” or “Board of Directors”), Mr. William T. Comfort, III, as controlling partner of LDN Stuyvie Partnership beneficially owns 39.5% of our common stock.  These stockholders together have, and Mr. Comfort himself has, the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

We continue to manage a relatively small number of legacy assets and liabilities remaining from the period prior to the sale of our operating businesses in 1999.  These remaining legacy assets consist of old receivables that are the subject of litigation or arbitration, and appeals of Medicare related claims.  We have established 100% reserves against these assets because of the uncertainty regarding our ability to collect them.

We are defending one remaining lawsuit against us. Our management believes that we should prevail in this case.  However, there is uncertainty and cost related to the claim.  The outcome of this matter is not possible to predict and the current reserves include only estimates of the costs of litigating, but do not reflect the possibility of a settlement, an adverse ruling or a judgment against us. For more information regarding this lawsuit, please see Note 12 to our Consolidated Financial Statements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

Our principal office is located at 103 Foulk Rd, Suite 205Q, Wilmington, DE 19803, where we lease approximately 112 square feet of office space. Our subsidiaries lease office space in California, Delaware, Pennsylvania, Nevada and Ontario, Canada.

A summary of our significant leased office facilities at June 30, 2008 are as follows:

Location	Square Feet	Type of Possession	Lease Expiration Date

Emeryville, California	19,500	Lease	October 2009

San Jose, California	17,120	Lease	September 2012

Santa Cruz, California	11,000	Lease	December 2009

Barrie, Ontario	6,400	Lease	May 2010

Boston, Massachusetts	125	Lease	May 2009

Wayne, Pennsylvania	837	Lease	September 2008

Wilmington, Delaware	112	Lease	September 2008

Our remaining lease obligation as of June 30, 2008 for all of our facilities is $2.6 million.

ITEM 3.    LEGAL PROCEEDINGS

NovaCare v. Stratford Nursing Home.  We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146 thousand, which we have fully reserved.  Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1.0 million.  We believe that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of June 30, 2008, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and we have reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against us or a settlement.

Other Cases and Claims

O’Leary v. Joyner Sports Medicine.  We are a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to us. As a result, PHICO will not be permitted to pay any claims on our behalf; however, the remaining claims were transferred to various state guaranty funds.  Since 2002, state insurance guaranty funds have paid the amounts due for liability claims settlements on our behalf.  Based on our discussion with the state guaranty funds and a review of claims during the third quarter of 2004, we now believe that a payment may be required to settle the professional liability claim that may exceed the amount available to us under the applicable state guaranty fund limits.  We recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  We are undertaking negotiations to settle our liability on this claim and have recently increased our reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim; therefore, in the event that our current reserve assessment is incorrect, we will be required to fund any amount in excess of the reserve amount.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      No matters were submitted to our stockholders during the fourth quarter of 2008 fiscal year.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol LYRI.OB.  Trading of our common stock on OTCBB commenced on December 3, 1999.  Our common stock was previously traded on the New York Stock Exchange (the “NYSE”) under the symbol NOV until November 22, 1999. Our common stock traded on the OTCBB under the symbol NAHC until June 17, 2002 and as JLHY.OB until November 15, 2007.  On June 30, 2008 there were 524 holders of record of common stock.

The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

	High	Low

Year Ended June 30, 2008
First quarter	$1.41	$0.80
Second quarter	1.74	1.05
Third quarter	1.30	0.80
Fourth quarter	0.90	0.50

Year Ended June 20, 2007
First quarter	1.13	0.77
Second quarter	0.91	0.66
Third quarter	0.84	0.70
Fourth quarter	$0.91	$0.70

With the exception of 2-for-1 stock splits of common stock affected in the form of stock dividends in June 1987 and July 1991, no other dividends have been paid or declared on common stock since our initial public offering on November 5, 1986.  We do not expect to declare any cash dividends on common stock in the foreseeable future.

See disclosure under the heading entitled “Equity Compensation Plan Information” in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – for disclosure related to the securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following performance graph compares the cumulative total return on our Common Stock during the last five fiscal years to the NASDAQ Composite and NASDAQ Computer indices for the period from June 30, 2003 through June 30, 2008. The graph assumes that $100 was invested in each of the Company’s Common Stock, the NASDAQ Composite Index and the companies listed on the NASDAQ Computer Index on June 30, 2003 and that any dividends were reinvested.

	J. L. Halsey	NASDAQ Composite	NASDAQ Computer
6/30/03	$100	$100	$100
6/30/04	$283	$126	$125
6/30/05	$425	$127	$124
6/30/06	$767	$134	$123
6/30/07	$692	$160	$154
6/30/08	$558	$141	$144

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five years ended June 30, 2008, have been derived from our audited consolidated financial statements and should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and the Results of Operations and Notes to the Consolidated Financial Statements in this report.

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Software revenues	$5,947	$8,045	$5,331	$796	$—
Services revenues	37,253	30,960	19,022	1,411	—
Gross Profit	25,601	26,965	17,597	1,760	—
(Loss) income from operations	(5,091)	(775)	2,986	(434)	(2,186)
Income tax provision	440	544	827	77	—
Gain on disposal of discontinued operations, net of tax	29	1,670	407	281	4,941
Net (loss) income	$(5,502)	$351	$2,566	$(230)	$2,755

(Loss) gain per share from continuing operations:
Basic and diluted	(0.06)	(0.01)	0.03	(0.01)	(0.03)
Net income (loss) per common share:
Basic and diluted	(0.06)	0.00	0.03	0.00	0.03
Weighted average shares used in basic per share calculation	98,604	90,706	83,127	82,297	82,193
Weighted average shares used in diluted per share calculation	98,604	92,904	84,485	82,297	82,193

	As of June,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents	$151	$659	$255	$3,102	$28,880
Intangibles, net of amortization	14,614	22,414	19,776	12,714	—
Goodwill	35,924	36,021	273,960	17,749	—
Total assets	63,467	70,191	57,719	38,824	31,643
Long-term debt	9,375	13,494	11,592	5,600	—
Stockholders’ Equity	$45,652	$45,806	$30,066	$27,082	$27,080

	As of June,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements Cash Flows Data:
Net cash provided by (used in) operating activities	$2,901	$4,568	$5,163	$(1,370)	$5,667
Net cash provided by (used in) investing activities	(3,791)	(13,451)	(17,840)	(24,640)	(6)
Net cash provided by (used in) financing activities	332	9,279	9,830	232	—
Effect of exchange rate changes on cash	50	8	—	—	—
Net (decrease) increase in cash and cash equivalents	$(508)	$404	$(2,847)	$(25,778)	$5,661

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and our financial condition and should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form10-K. This overview summarizes the MD&A, which includes the following sections:

Our Business – a general description of our business, our offerings and services; our business strategy; our acquisitions and discontinued operations.

Critical Accounting Policies and Estimates – a discussion of our critical accounting policies that require critical judgments, assumptions and estimates.

Results of Operations – analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.  We present our discussion in the MD&A on a consolidated basis and in conjunction with our Condensed Consolidated Financial Statements and the notes to those statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Liquidity, Capital Resources and Financial Position – analysis of cash flows; legal claims; off-balance sheet arrangements; long-term aggregate contractual obligations; future payments on acquisitions; and revolving line of credit.

Our Business

General

Lyris, Inc., formerly J.L. Halsey Corporation, is a leading digital marketing technology and services firm. Our digital marketing software and services provide clients with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to clients who use the Internet to communicate with their customers and members.   Our technology solutions include email marketing software, which provides clients with tools to create, deliver and manage email marketing programs, newsletters, discussion groups and other digital communications; Web analytics software, which provides clients with tools to analyze the behavior of visitors to their websites and also manage pay-per-click (PPC) campaigns and Web content management software, which is used by clients to manage a website, landing page or email content creation.   We offer our software solutions in two forms: as licensed software that is purchased by clients and downloaded and installed on those clients’ computers and servers, and as a hosted solution in which customers use our software on a subscription basis through an Internet connection.

In November 2007, we began to offer our new on-demand marketing platform that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface.   In this new comprehensive on-demand marketing platform, we have implemented a new pricing model for the offering that is a full, seat-base pricing model.  It includes unlimited search engine keyword management, Web analytics, Web content management, pay-per-click (“PPC”) management and email deliverability solutions for the price of a single seat.  At the end of our fiscal year, June 30, 2008, we had approximately 187 Lyris HQ customers.   As part of our offerings, we continue to offer software-as-a-service (“SaaS”) through our individual software brands: Hot Banana (“HB”); List Manager (“LM”); ClickTracks; and EmailLabs.

Business Strategy

Our primary goal is to achieve long-term sustainable growth and create value for our stockholders by creating and delivering efficiently and profitably a leading set of software and service products to our customers.   Our vision to achieve this goal includes:

•

Quality products: Selling products and services at quality and price points that deliver value for our customers. In November 2007, we began to offer our new on-demand marketing platform that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface. Lyris HQ is a major strategic undertaking and we intend to continue to invest in the ongoing development of the Lyris HQ integrated digital marketing suite. The digital marketplace is still evolving and we believe that we are still early in taking advantage of an opportunity to provide an integrated suite of digital marketing services to this marketplace. We operate in a fragmented market, characterized by a large number of small competitors and a handful of medium-sized competitors and believe that Lyris HQ substantially differentiates us from those competitors.

•

Being a leader in digital marketing technology and related services: Becoming a leader in developing and selling technology solutions for digital marketers, primarily focused on small and mid-size organizations, or departments/business units of larger organizations.

•	People: Continuing to create a great place to work where people are inspired to be the best they can be.

•	Partners: Continuing to nurture a winning network of partners and building mutual trust and loyalty.

•	Profit: Maximizing return to shareholders and simultaneously mindful of our overall financial responsibilities.

Acquisitions

2005 Acquisitions

Lyris Technologies Acquisition.  On May 12, 2005, we acquired all of the outstanding capital stock of Lyris Technologies for $30.7 million, which included cash payments of $25.1 million (including acquisition costs and working capital adjustments of $1.2 million) and $5.6 million in the form of a promissory note payable, subject to Lyris Technologies achieving specified revenue, on May 12, 2007, with interest accruing at 10% per annum and due at the maturity date.  The specified revenue targets stated in the promissory note were attained.  As of March 31, 2007, principal on the promissory note had been reduced to approximately $5.4 million, and the note was amended and restated (“Amended and Restated Note” to require the following payments (constituting both principal and interest): (a) $1.0 million due May 12, 2007; (b) $1.5 million due February 12, 2008; and (c) $4.7 million due November 12, 2008.  We paid the $1.0 million on May 14, 2007.

On January 23, 2008, LDN Stuyvie Partnership (“LDN Stuyvie”), which is controlled by the non-executive chairman of our board of directors, William T. Comfort III, purchased the Amended and Restated Note from the Trust, from the sellers of Lyris Technologies, at a discount of 10% for a total purchase price of $5.2 million.  On February 12, 2008, the Amended and Restated Note was amended to extend the due date of the next payment thereunder to November 12, 2008, the maturity date of the Amended and Restated Note.

On March 5, 2008, we entered into a Subscription Agreement (the “LDN Stuyvie Subscription Agreement”) with LDN Stuyvie. Pursuant to the LDN Stuyvie Subscription Agreement, LDN Stuyvie purchased 6,520,374 shares of our common stock at a purchase price of $1.05 per share or $6.8 million in the aggregate. The aggregate purchase price was satisfied by LDN Stuyvie as follows: (a) payment of $1.0 million in cash, and (b) termination of our obligations under the Amended and Restated Note.

EmailLabs Acquisition.  On October 11, 2005, we acquired all of the outstanding capital stock of EmailLabs for $24.5 million (including acquisition costs and working capital adjustments of $612).  The acquisition of EmailLabs also called for two contingent payments of $1.7 million each subject to EmailLabs achieving specified revenue targets by the first and second anniversary of the closing date.  Additionally, $500 thousand was held back from the former stockholders of EmailLabs subject to EmailLabs meeting specified working capital requirements.  We made the first $1.7 million payment to the former EmailLabs’ stockholders on October 13, 2006, and we made the second $1.7 million payment to the former EmailLabs’ stockholders on October 11, 2007.  The $500 thousand holdback and the working capital adjustment were paid in January 2006.   The former stockholders of EmailLabs also received the proceeds of tax refunds related to the period prior to the closing date.   These refunds were paid in September 2006.

2006 Acquisitions

ClickTracks Acquisition.  On August 18, 2006, we acquired all of the outstanding capital stock of ClickTracks for approximately $8.5 million in cash, $2.8 million of our common stock (2,799,636 shares) issued to certain security holders of ClickTracks and $337 thousand of acquisition costs.  The acquisition originally called for additional contingent payments totaling approximately $3.8 million in the event ClickTracks achieved future revenue targets.   Pursuant to our agreements with John

Marshall, dated March 13, 2007, and June 8, 2007, respectively, Mr. Marshall (acting in his capacity as the representative of the former stockholders of ClickTracks) acknowledged and agreed that the initial targets would not be met and waived all rights to any future payments under the purchase agreement.

Hot Banana Acquisition.  On August 18, 2006, we also acquired all of the outstanding capital stock of Hot Banana for approximately $1.9 million Canadian ($1.8 million U.S. based on the then-applicable exchange rate), with additional installments of up to $750 thousand Canadian if Hot Banana achieved specified revenue and technology integration targets, and up to an additional $500 thousand Canadian payable subject to working capital and other adjustments.  In March 2007, we paid $94 Canadian ($81 U.S.) for the first phase of the technology integration, in addition to $336 thousand Canadian ($299 thousand U.S.) for the working capital adjustment in April 2007.   Additionally, we paid $94 thousand Canadian ($86 thousand U.S.) for the second phase of the technology integration in May 2007.

On October 4, 2007, we paid $375 thousand Canadian ($377 thousand U.S.) to the former owners of Hot Banana for the first installment of the revenue earnouts.

During June 30, 2008, Hot Banana did not meet the specified revenue target of $1.8 million.    Accordingly, we reversed the unpaid accrued deferred merger consideration.

Discontinued operations

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

We sold the NovaCare name as part of the sale of the PROH business and subsequently changed our name to NAHC, Inc. (“NAHC”).  On June 18, 2002, in a transaction approved by our stockholders at a special meeting, NAHC merged with and into J.L Halsey Corporation, its wholly-owned subsidiary.   The purpose of the merger between NAHC and J. L. Halsey was to implement transfer restrictions on our common stock in order to preserve our federal income tax net operating losses.  We spent several years maximizing remaining NovaCare assets, including old accounts receivable, Medicare receivables and appeals, and tax items, and minimizing liabilities retained after the sales of the NovaCare operating businesses.  We collected virtually all of the receivables, other than amounts which are the subject of litigation or arbitration or that have been written off, and also resolved all but one litigation matter remaining from these prior operations. None of our current executives or directors were associated with us prior to, or at the time of, the sale of the NovaCare healthcare operating businesses in 1999.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which require management to make estimates, judgments and assumptions that affect our reported amounts in the consolidated financial statements and accompanying notes.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  We evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ significantly from these estimates.  We believe that our most critical accounting policies and estimates relate to the following:

•      revenue recognition

•      deferred revenue

•      allowance for doubtful accounts

•      loss contingencies

•      accounting for acquisitions

•      accounting for stock-based compensation

•      accounting for goodwill, long-lived assets and other intangible assets

•      accounting for income taxes

Revenue Recognition

We recognize revenue from providing services and licensing our software products to our customers.

We generally recognize revenue when all of the following conditions are satisfied:  (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (in case of software licenses, revenue is recognized when the customer is given electronic access to the licensed software); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

Services Revenue

Services revenue is derived from hosting software for use by customers and providing professional consulting and technical support (maintenance) services.

Our hosted software arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and may include multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Hosting revenue is recognized monthly based on the usage defined in the agreement.  Excess usage is billed and recognized as revenue when incurred.

 Professional services sold with our hosted software arrangements are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value for each deliverable.  When accounted for separately, professional services revenue is recognized as the services are performed.  If professional services do not qualify for separate accounting, revenue is recognized ratably over the remaining term of the hosted software arrangement.

Technical support (maintenance) revenue, including revenue that is part of a multiple element arrangement, is deferred and recognized ratably over the term of the agreement, generally one year.

Software Revenue

We recognize software license revenue in accordance with the provisions of Statements of Positions (“SOP”) No. 97-2, “Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”.  We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements).  For these arrangements, which generally include software products and maintenance, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”).  VSOE exists (delivered and undelivered) for the majority of our elements.  We allocate total earned revenue under the agreement among the various elements based on their relative fair value.  In the event that VSOE does not exist for all elements, revenue for the delivered elements is recognized  (software licenses) as the difference between the total arrangement fee and the total VSOE of the undelivered elements.

Under the guidance of SOP 97-2, we determine VSOE of fair value based on actual prices charged for standalone sales of maintenance.  To accomplish this we track sales for the maintenance product when sold on a standalone basis for a one year term and compare to sales of the associated licensed software product.

We perform a quarterly analysis of the actual sales for standalone maintenance and licensed software to establish the percentage of sales relationships for each level of maintenance and licensed software.  The result of this analysis is historically a tight range of percentage of sales relationships centered on a mid-point which is then used as VSOE of fair value of the maintenance element.  This percentage is also used to determine maintenance revenue in bundled software sales that is recognized ratably over the maintenance period.

We recognize revenue from our professional services at the time of delivery of the software license in accordance with the guidance in of SOP 97-2.  We established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis.  In cases where VSOE has not been established, the full value of the arrangement is deferred and recognized ratably over the term of the agreement.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support or hosting contracts, professional consulting services to be delivered in the future, and bulk purchases of emails to be delivered in the future.    Maintenance is typically billed on a per annum basis in advance for software and the revenue is recognized ratably over the maintenance period.  Bulk purchases are typically billed in advance, ranging from monthly to annually, and the revenue is recognized in the periods in which emails are delivered.

Valuation Allowances and Reserves

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Our estimate is based on historical collection experience, changes in our customer payment history and a review of the current status of trade accounts receivable.  If any of these factors change, it is reasonably possible that our estimate of the allowance for doubtful accounts will change.   Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $450 and $365 at June 30, 2008 and June 30, 2007, respectively.

Loss Contingencies

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.  We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued.  Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment.   If the outcome of the litigation is more adverse to us than management currently expects, then we may have to record additional charges in the future.  See Note 19 to our Consolidated Financial Statements for details on commitments and contingencies.

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions.  Our process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on the particular business’s weighted average cost of capital.  Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our planning process.  See Note 4 to our Consolidated Financial Statements for details on acquisitions.

Stock-Based Compensation

Effective July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Shared-Based Payments” (“SFAS No. 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally  four years) using the straight-line method.

Prior to adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  Under this method, we recorded compensation expense only if the market price of the underlying stock on the date of grant exceeded the exercise price.   Previously reported amounts have not been restated.

Goodwill, Long-lived Assets and Other Intangible Assets

We classify our intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill.

We evaluate our fixed assets and intangible assets with definite lives in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” for impairment.  Under SFAS 144, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized.  The impairment loss is measured as the excess of the carrying amount over the assets’ fair value.  In addition, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.

We test goodwill and our intangible with indefinite lives not subject to amortization under the provision of SFAS No. 142, “Goodwill and Other Intangible Assets.” for annual impairment testing.  In addition, we consider the following significant factors that could trigger an impairment review prior to annual testing:

a.     a significant underperformance relative to historical or expected projected future operating results;

b.     significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

c.     significant negative industry or economic trends;

d.     a significant decline in our stock price for a sustained period of time;

e.     our market capitalization relative to net book value; and

f.      a significant adverse change in legal factors or in the business climate that could affect the value of the asset.

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

During fiscal year 2008, we determined that the carrying value of some our intangibles with definite lives might not be recoverable due to the second quarter unexpected revenue reduction and projected lower operating results from some of our software revenues.  Accordingly, we performed an impairment testing of our intangible assets related to the ClickTracks and Hot Banana acquisitions.  As are result, we incurred $4.1 million impairment loss.  See Note 5, Intangible Assets.

During the fourth quarter of fiscal year 2008, we completed the annual impairment test for our goodwill, intangibles with definite lives and intangibles with indefinite lives.  We determined that the carrying amount of our goodwill and intangibles with indefinite lives were not impaired.   See Note 5 and 6 to our Consolidated Financial Statements for details on intangibles and goodwill.

Accounting for Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.   The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities.   The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.   Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.   See Note 14 to our Consolidated Financial Statements for details on income taxes.

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

On July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48).   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial

statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS 109).    FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.   In addition, FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized.   First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.   Refer to Note 14, Income Taxes.

Results of Operations for Fiscal Years 2008, 2007, and 2006

				Change 2008 vs. 2007		Change 2007 vs. 2006
(In thousands, except percentages	2008	2007	2006	$	%	$	%
Software revenue	$5,947	$8,045	$5,331	$(2,098)	-26%	$2,714	51%
Services revenue
Hosted revenue	30,204	25,006	14,975	5,198	21%	10,031	67%
Support & maintenance revenue	5,465	4,862	3,618	603	12%	1,244	34%
Professional services revenue	1,584	1,092	429	492	45%	663	155%
Total Services revenue	37,253	30,960	19,022	6,293	20%	11,938	63%
Total revenues	$43,200	$39,005	$24,353	$4,195	11%	$14,652	60%

Fiscal year 2008 compared with fiscal year 2007

Software Revenue

Software revenue decreased approximately by $2.1 million or 26% in fiscal year 2008, compared with fiscal year 2007.  The decline was primarily attributable to market shift and management’s focus from software license sales to a hosted revenue model.   Currently, our customers have shown a preference for hosted solutions, thus we intend to focus our resources on this market.  However, we will continue to provide various software product solutions to our wide range of customers.

Service Revenue

Service revenue increased approximately by $6.3 million or 20% in fiscal year 2008, compared with fiscal year 2007.    Increase in service revenue was driven primarily by hosted revenue growth of $5.2 million or 21% in 2008 compared with 2007, due to significant Lyris HQ customer increase.  In addition, our professional services revenue reflects an increase of $492 thousand or 45% in 2008, compared with 2007.  This increase was associated with hosted revenue growth driven primarily by an increase in Lyris HQ contracts.

Fiscal year 2007 compared with fiscal year 2006

Software Revenue

Software revenue increased approximately by $2.7 million or 25% in fiscal year 2007, compared with fiscal year 2006.  This increase was driven primarily by our acquisitions that generated more software products available for sale.

Service Revenue

Service revenue increased approximately by $11.9 million or 63% in fiscal year 2007 compared with fiscal year 2006.  The main driver of this growth was the approximately $10.0 million or 67% increase in hosted revenue.  The overall growth of approximately $11.9 million or 63% in service revenue in fiscal year 2007 was due to our acquisitions, which contributed to higher service offerings in 2007.

Cost of revenue

(In thousands, except percentages	2008	2007	2006	Change 2008 vs. 2007	Change 2007 vs. 2006
Cost of revenue	$17,599	$12,040	$6,756	$5,559	$5,284
As percent of revenue	41%	31%	28%	10%	3%

Cost of revenues includes expenses primarily related to engineering employee costs, support and hosting our services, the data center costs, amortization of developed technology, depreciation of computer equipment, website development costs and overhead allocated costs.

Cost of revenue increased approximately by $5.6 million in fiscal year 2008, compared with fiscal year 2007, mainly due to a one-time charge of $4.1 million amortization and impairment expense of developed technology (See Note 5 to our Consolidated Financial Statements) and an increase in data center and hosting costs.  Our business continues to grow in hosted services which contribute to that related costs.

Cost of revenues increased approximately by $5.2 million in fiscal year 2007 due to $2.3 million amortization of our developed technology and our acquisitions of EmailLabs, ClickTracks and Hot Banana.

General and administrative

(In thousands, except percentages	2008	2007	2006	Change 2008 vs. 2007	Change 2007 vs. 2006
General and administrative	$11,857	$11,087	$6,901	$770	$4,186
As percent of revenue	27%	28%	28%	-1%	0%

General and administrative expenses consists primarily of compensation and benefits for administrative personnel, professional services which include consultants, legal fees, and accounting, audit and tax fees, and cost related to corporate operations including stock-based compensation and other corporate development costs.

General and administrative expenses reflected a slight increase of $770 thousand in fiscal year 2008, compared with fiscal year 2007.  We intend to continue to improve our margins through increased efficiency in operating expenses.

General and administrative expenses increased approximately by $4.2 million in fiscal year 2007, compared with fiscal year 2006.   The primary reason for this increase was due to our acquisitions of EmailLabs, ClickTracks and Hot Banana.  Increases were driven by professional and consulting fees, legal fees, accounting fees, merger and acquisition related costs and other administrative operating expenses associated with integrating the newly-acquired companies.

Research and development

(In thousands, except percentages	2008	2007	2006	Change 2008 vs. 2007	Change 2007 vs. 2006
Research and development	$2,334	$1,448	$210	$886	$1,238
As percent of revenue	5%	4%	1%	1%	3%

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount related expenses associated with product development.

Research and development expenses increased $886 thousand in fiscal year 2008 compared with fiscal year 2007 primarily related to an increase in headcount related costs which were directly associated to build out the Lyris HQ offering.

In fiscal year 2007, research development increased approximately by $1.2 million.  This increase was also mainly due to employee-related costs to initially develop the new e-marketing technology platform, Lyris HQ.  After our acquisitions, our primary focus was on integrating the point application solutions.

Sales and marketing

(In thousands, except percentages	2008	2007	2006	Change 2008 vs. 2007	Change 2007 vs. 2006
Sales and marketing	$12,566	$10,539	$5,097	$2,027	$5,442
As percent of revenue	29%	27%	21%	2%	6%

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars, and other programs.

Sales and marketing increased approximately by $2.0 million during fiscal year 2008, primarily reflecting increased corporate marketing and advertising campaigns associated with the initial release of Lyris HQ in November 2007.  In addition, other headcount-related expenses, increased by 14% during fiscal year 2008 compared with fiscal year 2007.  Our headcount-related expenses are mainly related to salary and compensation benefits.

Sales and marketing expenses increased approximately by $524 thousand for fiscal year 2007 compared with fiscal year 2006.   This increase was primarily due to our acquisitions of EmailLabs, ClickTracks and Hot Banana.

Amortization of customer relationships

(In thousands, except percentages	2008	2007	2006	Change 2008 vs. 2007	Change 2007 vs. 2006
Amortization and impairment of customer relationship trade names	$3,742	$1,741	$1,217	$2,001	$524
As percent of revenue	9%	4%	5%	4%	-1%

Amortization and impairment of customer relationships tradenames (ClickTracks and Hot Banana) increased by $2.0 million for fiscal year 2008 compared with fiscal year 2007, reflecting a $2.1 million recorded impairment during fiscal year 2008.  See Note 5 to our Consolidated Financial Statements for detail information.

Amortization and impairment of customer relationship tradenames increased approximately by $524 thousand in fiscal year 2007 compared with fiscal year 2006.  The increase primarily driven by amortization expense related to intangible assets of customer relationships that are recorded as intangible assets on our balance sheet as a result of the acquisition of EmailLabs on October 11, 2005, and the acquisitions of ClickTracks and Hot Banana on August 18, 2006.

If we determine that the carrying value of intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  Refer to Critical Accounting Policies and Estimates above in this Item 7 in this report.

Interest expense

(In thousands, except percentages	2008	2007	2006	Change 2008 vs. 2007	Change 2007 vs. 2006
Interest expense	$1,084	$3,130	$1,268	$(2,046)	$1,862
As percent of revenue	3%	8%	5%	-6%	3%

Interest expense decreased approximately by $2.0 million in fiscal year 2008 compared with fiscal year 2007.   The decrease was primarily due to the debt extinguishment, a noncash transaction of debt conversion to equity.  This event is related to LDN Stuyvie note, with our largest stockholder.  Pursuant to the Backstop Agreement on this note, the Company granted to LDN Stuyvie the exclusive right to purchase an additional $10 million of common stock.  See Note 10 to our Consolidated Financial Statements for detail information.

Interest expense increased in fiscal year 2007 of $1.8 million compared with fiscal year 2006 mainly due to $1.3 million amortization, as non-cash interest expense, related to the $10.0 million promissory note issued to LDN Stuyvie Partnership on August 16, 2006, in addition to interest incurred in our revolving line of credit with Comerica.

Gain (loss) on debt extinguishment

Gain on debt extinguishment was $919 thousand for the fiscal year ended June 30, 2008, compared with $0 for the fiscal year ended June 30, 2007. This increase was due to a net gain on debt extinguishment noncash conversion from debt to equity, related to Stuyvie Subscription Agreement dated March 5, 2008.  See Note 9 to our Consolidated Financial Statements.

Provision for income taxes

During the fiscal year ended June 30, 2008, we recorded an income tax provision of approximately $440 thousand which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $322 thousand and a provision for federal income taxes of $118 thousand.

During the fiscal year ended June 30, 2006, we recorded an income tax provision of approximately $544 thousand which consisted primarily of a provision for state income taxes on the earnings of two of our subsidiaries in the amount of $425 thousand and a provision for federal income taxes of $119 thousand.  See Note 14 of our Consolidated Financial Statements for detail on income taxes.

Discontinued Operations

Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued healthcare operations which was originally recorded in fiscal year 2000.  Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to us prior to the disposition of NovaCare’s long-term care services business in 1999, as well as gains related to federal income tax refunds. Losses primarily include expenses incurred or adjustments to liabilities which were owed by NovaCare prior to the disposition of NovaCare’s long-term care services business in fiscal year 2000.  See Note 12 of our Consolidated Financial Statements for detail information.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents

Our primary source of cash during 2008 was cash received from the collection of accounts receivable balances generated from sales and cash collected on fully reserved receivables from discontinued operation, in addition to the available line of credit from Comerica to support our operations.   As of June 30, 2008 our cash equivalents totaled $151 thousand compared to $659 thousand at fiscal year ended June 30, 2007.

We anticipate that we will continue to improve our cash flow from operations.  We expect that we will maintain increasing long-term sustaining growth in our hosted revenue offerings, particularly with our product, Lyris HQ, combined with increased efficiency within our operating expenses that will generate available cash to satisfy our capital needs and debt obligations.

Fiscal year 2008 compared with fiscal year 2007

Cash flows

(In thousands, except percentages	2008	2007	2006	Change 2008 vs. 2007	Change 2007 vs. 2006
Net cash provided by operating activities	$2,901	$4,568	$5,163	$(1,667)	$(595)
Net cash used in investing activities	(3,791)	(13,451)	(17,840)	9,660	4,389
Net cash provided by financing activities	332	9,279	9,830	(8,947)	(551)
Effect of exchange rate changes on cash	50	8	—	42	8
Increase in cash and cash equivalents	$(508)	$404	$(2,847)	(912)	$3,251

Net cash flows from operations decreased approximately by $1.7 million in fiscal year 2008 compared with fiscal year 2007.  This decrease was primarily attributable to a $5.5 million net loss from continuing operations in fiscal year 2008, compared with net income of $351 thousand in fiscal year 2007.  The net loss from continuing operations was primarily caused by a non-cash item of $4.1 million of impairment costs recorded during fiscal year 2008.  In addition, we experienced higher operating costs related to headcount expenses, compensation and benefits; headcount increased from approximately 162 in 2007 to 250 employees in 2008.  The increase in headcount is part of our long-term strategic goals to develop a qualified and high performing team to meet our business vision and strategy.

 Net cash used in investing activities decreased approximately by $9.7 million in fiscal year 2008 compared with fiscal year 2007.  This decrease was primarily related to larger payments for business acquisitions, Hot Banana and ClickTracks, during fiscal year 2007.   In 2008 and 2007, capital expenditures were $1.9 million and $1.5 million, respectively.  We estimate that future capital expenditures will be primarily for developing new products and purchases to upgrade our information technology capabilities.

Fiscal year 2007 compared with fiscal year 2006

Net cash from operating activities decreased approximately by $595 thousand in fiscal year 2007 compared with fiscal year 2006.

Net cash used in investing activities decreased approximately by $4.4 million in fiscal year 2007 compared with fiscal year 2006, primarily due to lower acquisition costs in 2007 than 2006.  In 2007, we used $1.5 million for capital expenditures.

Cash flows from Financing Activities

(In thousands, except percentages	2008	2007	2006	Change 2008 vs. 2007	Change 2007 vs. 2006
Proceeds from sale of stock	$1,000	$87	$75	$913	$12
Proceeds from exercise of stock options	206	—	—	206	—
Payment for purchase of treasury stock	(1,670)	—	—	(1,670)	—
Financing fees	—	(75)	(112)	75	37
Proceeds from debit and credit arrangements	22,923	27,453	22,384	(4,530)	5,069
Payment of debt and credit arrangements	(22,127)	(28,186)	(12,517)	6,059	(15,669)
Proceeds from convertible debt from related party	—	10,000	—	(10,000)	10,000
Net cash provided by financing activities	$332	$9,279	$9,830	(8,947)	$(551)

Fiscal year 2008 compared with fiscal year 2007

Net cash provided by financing activities decreased approximately by $8.9 million in fiscal year 2008, compared with fiscal year 2007.   The decrease was attributed to $10.0 million in proceeds received in fiscal year 2007 which was related to convertible debt from a related party, LDN Stuyvie Partnership.   In addition, a $1.7 million payment for purchase of treasury stock occurred in fiscal year 2008.  These were repurchased shares from John Marshall, the former president of ClickTracks, in accordance with an agreement that was entered into between us and Mr. Marshall on June 8, 2007.

In fiscal year 2008, there was an approximately $796 thousand net cash inflow from our revolving line of credit with Comerica.  As of June 30, 2008, we have $11.9 million revolving line of credit facility, less $9.9 million outstanding balance, and $240 thousand used for letters of credit.  Accordingly, the availability under this revolving line of credit was $1.7 million at the end of fiscal year 2008.  See Note 11 to our Consolidated Financial Statements for detail information of our revolving line of credit with Comerica.

Fiscal year 2007 compared with fiscal year 2006

Net cash provided by financing activities decreased approximately by $551 thousand in fiscal year 2007, compared with fiscal year 2006.   The decrease was due to $10.0 million in proceeds related to LDN Stuyvie Convertible note in fiscal year 2007, offset by approximately $10.6 net cash outflow from our revolving line of credit with Comerica.

Legal Claims

NovaCare v. Stratford Nursing Home.  We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146,000, which we have fully reserved.  Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1 million.  We believe that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of June 30, 2008, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and we have reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against us or a settlement.

Other Cases and Claims

O’Leary v. Joyner Sports Medicine.   We are a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to us. As a result, PHICO will not be permitted to pay any claims on our behalf; however, the remaining claims were transferred to various state guaranty funds.  Since 2002, state insurance guaranty funds have paid the amounts due for liability claims settlements on our behalf.  Based on our discussion with the state guaranty funds and a review of claims during the third quarter of 2004, we now believe that a payment may be required to settle the professional liability claim that may exceed the amount available to us under the applicable state guaranty fund limits.  We recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  We are undertaking negotiations to settle our liability on this claim and have recently increased our reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim; therefore, in the event that our current reserve assessment is incorrect, we will be required to fund any amount in excess of the reserve amount.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

We currently have $240 thousand in irrevocable letter of credits (“LOC”) issued by Comerica Bank, consisting of a $200 thousand LOC in favor of the Hartford Insurance Company, and a $40 thousand LOC in favor of Legacy Partners I SJ North Second, LLC.

The Hartford Insurance LOC replaces a cash deposit previously held by the Hartford Insurance Company as collateral for deductible payments that may be due under a compensation insurance policy. We received the $200 thousand deposit previously held by the Hartford in October 2007. Under the terms of the LOC, any amount drawn down by the Hartford on this LOC would be added to our existing debt as part of our Line of Credit with Comerica.  The LOC expires on September 1, 2009, and will automatically renew annually unless we are notified by Comerica 30 days prior to the annual expiration date that they have chosen not to extend the LOC for the next year. As of the date of this report there have been no draw downs on this LOC by Hartford.

The Legacy Partners I SJ North Second, LLC, LOC is in connection with our office lease dated January 31, 2008, in San Jose, California.   This LOC shall expire on April 30, 2009.  As of the date of this report, there have been no drawings by the Legacy Partners.

Long-Term Contractual Obligations

The following table summarizes by period the payments due for contractual obligations estimated as of June 30, 2008:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations(1)	$9,930	$555	$5,000	$4,375	$0
Operating lease obligations(2)	$2,646	$927	$1,133	$586	$0

Total	$12,576	$1,482	$6,133	$4,961	$0

(1)  Revolving line of credit with Comerica

(2)  Various property leases

Revolving Line of Credit

On October 11, 2005, we entered into a Loan and Security Agreement with Comerica Bank, (the “Loan and Security Agreement”), an asset-based revolving line of credit.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Loan and Security Agreement, interest on outstanding balances was charged at a floating rate equal to Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The original amount available to us was $18.5 million and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250 thousand through September 30, 2007 and $347 thousand, thereafter through the maturity date.  In addition, the Loan and Security Agreement contains certain financial covenants and requires us to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitute an event of default.

From April 2006 through January 2007, we entered into four amendments to the Security and Loan Agreement.  These amendments adjusted Comerica’s lending commitment, adjusted the rate at which outstanding borrowings bear interest and revised existing financial and other covenants.

Effective March 31, 2007, we entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica.  The Fifth Amendment increased the amounts available under the revolving line of credit to fifteen million dollars ($15.0 million), extended the term to five years from the date of the Fifth Amendment and provided that the amounts available under the line are reduced in equal monthly installments of $208 thousand.  The Amendment modified the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modified the financial covenants.

On March 6, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “New Credit Agreement”) with Comerica Bank.  The New Credit Agreement amends and restates in its entirety the Loan and Security Agreement. The Bank’s commitment and interest rate under the New Credit Agreement are essentially unchanged.  The revolving line of credit is in the amount of approximately $12.7 million as of March 6, 2008, which is reduced on the last day of each of the following months as follows: (i) $208 thousand per month for each month from April 2008 through July 2008, (ii) $312 thousand for December 2008, (iii) $417 thousand per month for each month from January 2009 through March 2009, (iv) $312 thousand for April 2009, and (v) $208 thousand per month for each month from May 2009 through March 31, 2012, the maturity date.  The New Credit Agreement contains certain financial covenants and requires us to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitutes an event of default.  The commitment is secured by essentially all of the assets of the Company and its subsidiaries including intellectual property.

The financial covenant requirements, measured on a monthly basis, are as follows: (a) fixed charge coverage of at least 1.25 to 1.00 (except for the period September 1, 2008, to November 3, 2008, when it is 1:15:1.00), calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to Comerica; (b) minimum EBITDA, on a rolling three-month basis, of at least (i) $800 thousand for the three-month period ended March 31, 2008,  (ii) $0 for the three-month period ending June 30, 2008 (iii) $250 thousand for the three months ending September 30, 2008, (iv) $1.5 million for each three-month period ending December 31, 2008 through February 28, 2009 and (v) $2.0 million for the three month period ending March 1, 2009 and thereafter; (c) ratio of senior debt to EBITDA, calculated on an annualized rolling three-month basis, of not greater than: (i) 2.50 to 1.00 for the measuring periods through June 30, 2008, (ii) 3.25:1.00 for the measuring periods July 1, 2008 to November 30, 2008 and (iii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at Comerica plus availability under the revolving line, of not less than (i) $500 thousand for the measuring periods ended March 31, 2008, and (ii) $250 thousand for the measuring periods April 1, 2008 through June 30, 2008.

The New Credit Agreement contains customary events of default provisions giving the Bank the right to demand immediate payment of all principal, interest and other obligations outstanding thereunder in the event of certain occurrences, and typical negative covenants preventing or restricting our ability to take certain actions, including, without limitation, changing our principal executive offices, changing our names, disposing of property or other assets, and incurring additional indebtedness.

As of June 30, 2008, we have $11.9 million revolving line of credit facility, less $9.9 million outstanding balance, and $240 thousand used for letters of credit.  Accordingly, the availability under this revolving line of credit was $1.7 million at the end of fiscal year 2008.

The aggregate maturities of line of credit by fiscal year as of June 30, 2008 are as follows:

Fiscal Year Ended June 30,	Amount
(in thousands)
2009	$555
2010	2,500
2011	2,500
2012	4,375
Total	$9,930

On July 30, 2008, we entered into First Amendment to Amended and Restated Loan Security Agreement with Comerica Bank.

During the course of the Company’s year-end audit, our independent auditors requested and we agreed to make certain accounting entries to reverse a previously recognized software license sale of approximately $73 thousand.  The effect was to reduce our EBITDA to a negative $-478 thousand which was below the amount required by the financial covenant with Comerica, for the quarterly measurement period ending June 30, 2008.  On September 12, 2008, we obtained a waiver for this quarterly measurement period requirement.  See Note 21 to our Consolidated Financial Statements for Subsequent Events related to our revolving line of credit with Comerica.

Recent Accounting Pronouncements

Refer to Note 2 to our Consolidated Financial Statements for a discussion of recent account standards and pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

We record assets, liabilities and results of our operations outside of the United States based on their functional currency.   On consolidation, we translate all assets and liabilities in effect on the balance sheet date.  We translate revenues and expenses at the average of the monthly exchange rates, were in effect during the period.   We recognize the resulting adjustments as a separate component of equity in other comprehensive loss or gain.   Foreign currency transaction gains and losses are included in income as incurred, for that period.

One of our entities, Hot Banana is subject to opportunities and risks relating to foreign currency fluctuation.   We will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.  The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of comprehensive gain in stockholders’ equity of $162 thousand at June 30, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedule II:  Appendix A - Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lyris, Inc:

We have audited the accompanying consolidated balance sheets of Lyris, Inc. and Subsidiaries (the “Company”) as of June 30, 2008 and 2007 and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008. Our audits also included the financial statement schedules listed in item 15(b).  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of the company’s internal control over financial reporting.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lyris, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Burr, Pilger & Mayer, LLP

San Francisco, California

September 16, 2008

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$151	$659
Accounts receivable, less allowances of $450 and $365, respectively	7,660	6,903
Prepaid expenses and other current assets	1,051	713
Deferred income taxes	619	580
Deferred financing fees	116	147
Prepaid expenses related to discontinued operations	6	6
Total current assets	9,603	9,008
Property and equipment, net	3,326	2,452
Restricted cash related to discontinued operations	—	200
Restricted cash	—	96
Intangible assets, net	14,614	22,414
Goodwill	35,924	36,021
TOTAL ASSETS	$63,467	$70,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,722	$2,580
Revolving line of credit - short-term	555	—
Contingent acquisition consideration - short-term	—	2,050
Note payable - short-term	—	1,049
Accrued interest	—	70
Income taxes payable	24	218
Accrued expenses remaining from discontinued operations	471	722
Deferred revenue	4,417	3,893
Total current liabilities	8,189	10,582
Revolving line of credit	9,375	9,134
Note payable - long-term	—	4,360
Contingent acquisition consideration - long-term	—	163
Other long-term liabilities	251	146
TOTAL LIABILITIES	17,815	24,385
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 103,217 and 98,431 shares, respectively	1,032	984
Additional paid-in capital	257,310	252,172
Accumulated deficit	(213,080)	(207,578)
Cumulative foreign currency translation adjustment	390	228
Total stockholders’ equity	45,652	45,806
TOTAL LIABILITIES AND STOCKSHOLDERS’ EQUITY	$63,467	$70,191

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2008	2007	2006
Revenues:
Software revenues	$5,947	$8,045	$5,331
Services revenues	37,253	30,960	19,022
Total revenues	43,200	39,005	24,353
Cost of revenues:
Software and services	13,451	9,739	5,346
Amortization of developed technology	4,148	2,301	1,410
Total cost of revenues	17,599	12,040	6,756
Gross profit	25,601	26,965	17,597
Operating expenses:
General and administrative	11,857	11,087	6,901
Research and development	2,334	1,448	210
Sales and marketing	12,566	10,539	5,097
Amortization and impairment of customer relationship trade names	3,742	1,741	1,217
Income (loss) from operations	(4,898)	2,150	4,172
Interest income	5	24	98
Interest expense	(1,084)	(3,130)	(1,268)
Other income	9	181	—
Gain on debt extinguishment	919	—	—
Loss on sale of assets	(42)	—	(16)
(Loss) income from continuing operations before income taxes	(5,091)	(775)	2,986
Income tax provision	440	544	827
(Loss) income from continuing operations	(5,531)	(1,319)	2,159
Gain on disposal of discontinued operations, net of income tax benefit (expense) of ($1), $125 and ($25), respectively	29	1,670	407
Net (loss) income	$(5,502)	$351	$2,566
Basic:
(Loss) income per share from continuing operations	$(0.06)	$(0.01)	$0.03
Gain on disposal of discontinued operations, net of income tax benefit (expense) per share	$0.00	$0.02	$0.00
Net income (loss) per share	$(0.06)	$0.00	$0.03
Diluted:
(Loss) income per share from continuing operations	$(0.06)	$(0.01)	$0.03
Gain on disposal of discontinued operations, net of income tax benefit (expense) per share	$0.00	$0.02	$0.00
Net income (loss) per share	$(0.06)	$0.00	$0.03
Weighted average shares used in calculating net (loss) income per common share:
Basic	98,604	90,706	83,127
Diluted	98,604	92,904	84,486

 See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Common Stock				Treasury Stock
					Accumu- lated Other			Total
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)	Compre- hensive Income	Shares	Amount	Stock- holders’ Equity
Balances at June 30, 2005	89,522	$895	$275,064	$(210,495)	$—	(6,555)	$(38,382)	$27,082
Treasury stock sale	—	—	(1,343)	—	—	241	1,418	75
Stock-Based Compensation	—	—	343	—	—	—	—	343
Comprehensive income, net of tax:
Cumulative translation adjustment	—	—	—	—	—	—	—	—
Net income			—	2,566	—	—	—	2,566
Total comprehensive income	—	—	—					2,566
Balances at June 30, 2006	89,522	895	274,064	(207,929)	—	(6,313)	(36,964)	30,066
Stock issued for exercise of stock options	112	1	(97)	—	—	31	183	87
Stock issued for acquisition of ClickTracks	—	—	(13,653)	—	—	2,799	16,406	2,753
Stock issued for related party promissory note	8,797	88	(10,130)	—	—	3,483	20,375	10,333
Stock-Based Compensation	—	—	694	—	—	—	—	694
Beneficial conversion feature of convertible promissory note			1,294	—	—	—	—	1,294
Comprehensive income, net of tax:
Cumulative translation adjustment	—	—	—		228	—	—	228
Net income			—	351	—	—	—	351
Total comprehensive income	—	—	—	—	—	—	—	579
Balances at June 30, 2007	98,431	984	252,172	(207,578)	228	—	—	45,806
Purchase of treasury shares	—	—	—	—	—	(2,226)	(1,670)	(1,670)
Common stock sale	952	10	990	—	—	—	—	1,000
Stock issued for exercise of stock options	5	—	(159)	—	—	487	365	206
Stock issued for related party promissory note	3,829	38	3,557			1,739	1,305	4,900
Stock-Based Compensation			750					750
Comprehensive loss, net of tax:
Cumulative translation adjustment	—	—	—		162	—	—	162
Net loss	—	—	—	(5,502)	—	—	—	(5,502)
Total comprehensive loss	—	—	—	—	—	—	—	(5,340)
Balances at June 30, 2008	103,217	$1,032	$257,310	$(213,080)	$390	$—	$—	$45,652

See accompanying Notes to Consolidated Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2008	2007	2006

Cash Flow from Operating Activities:
Net income (loss)	$(5,502)	$351	$2,566
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Gain on disposal of discontinued operations, net of tax	(29)	(1,670)	(407)
Stock-based compensation expense	750	694	343
Depreciation, and amortization and impairment of purchased intangibles	8,895	4,852	3,045
Provision for bad debt	580	638	328
Deferred income tax benefit	(39)	(156)	(102)
Loss on sale of assets	42	—	16
Interest on related party promissory note	368	437	—
Gain on debt restructuring	(947)	—	—
Beneficial conversion feature of convertible promissory note	—	1,294	—
Changes in assets and liabilities:
Accounts receivable	(1,337)	(2,473)	(1,739)
Prepaid expenses and other current assets	(307)	(79)	(328)
Accounts payable and accrued expenses	267	(7)	176
Accrued interest	—	(457)	557
Deferred revenue	537	879	679
Income taxes payable	(155)	(182)	409
Net cash flows provided by continuing operations	3,123	4,121	5,543
Net cash flows (used in) provided by discontinued operations	(222)	447	(380)
Net cash provided by operating activities	2,901	4,568	5,163
Cash Flows from Investing Activities:
Continuing operations:
Acquisition costs	—	—	(32)
Reduction of note payable	—	(195)	(104)
Purchases of property and equipment	(1,917)	(1,523)	(854)
Payments for business acquired, net of cash acquired	(2,170)	(13,051)	(17,450)
Release of restricted cash	96	—	—
Discontinued operations:	—
Release of restricted cash	200	1,318	600
Net cash used in investing activities	(3,791)	(13,451)	(17,840)
Cash Flows from Financing Activities:
Proceeds from sale of stock	1,000	87	75
Proceeds from exercise of stock options	206	—	—
Payment for purchase of treasury stock	(1,670)	—	—
Financing fees	—	(75)	(112)
Proceeds from debt and credit arrangements	22,923	27,453	22,384
Proceeds from convertible debt from related party	—	10,000	—
Payment of debt and credit arrangements	(22,127)	(28,186)	(12,517)
Net cash provided by financing activities	332	9,279	9,830
Effect of exchange rate changes on cash and cash equivalents	50	8	—
Net (decrease) increase in cash and cash equivalents	(508)	404	(2,847)
Cash and cash equivalents, beginning of period	659	255	3,102
Cash and cash equivalents, end of period	$151	$659	$255

Supplemental cash flow information:
Cash paid for interest	$786	$1,786	$709
Cash paid for taxes	$699	$862	$565
Supplemental disclosure of non-cash transactions:
Extinguishment of promissory note	$5,847	$—	$—
Stock issued for acquisition of ClickTracks	$—	$2,753	$—
Stock issued for related party promissory note	$4,900	$10,333
Conversion of convertible debt and accrued interest to equity	$—	$10,437	$—
Gain on debt restructuring	$947	$—	$—
Beneficial conversion feature of convertible promissory note	$—	$1,294	$—

See accompanying Notes to Consolidated Financial Statements.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

1.                   Description of Business

Lyris Inc. (the “Company”) provides hosted and installed software solutions to marketers for small-to-medium business.  In November 2007, we began to offer our new on-demand marketing platform that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface.  In this new comprehensive on-demand marketing platform, we have implemented a new pricing model for the offering that is a full, seat-base model.  It includes unlimited search engine keyword management, Web analytics, Web content management, pay-per-click (“PPC”) management and email deliverability solutions for the price of a single seat.  For the fiscal year ended, June 30, 2008, we have approximately 187 Lyris HQ customers.  As part of our offerings, we continue to offer software-as-a-service (“SaaS”) through our software brands: Hot Banana (“HB”); List Manager (“LM”); ClickTracks; and EmailLabs.

2.                   Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year ends on June 30.  References to fiscal 2008, for example, refer to the fiscal year ending June 30, 2008.

Basis of Presentation and Consolidation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States.  Our consolidated financial statements include our accounts and accounts of our subsidiaries.  We eliminate from our financial results all significant intercompany transactions.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Our chief executive officer (“CEO”) is considered to be the chief operating decision-maker.  The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.  We have determined that we operate in a single operating segment, specifically, e-marketing technology and services.

Use of Estimates and Assumptions

In accordance with U.S. generally accepted accounting principles, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes.  These estimates are based on the analysis of historical and expectation of future trends, which can require extended periods of time to resolve, and are subject to change from period to period.  Accordingly, the actual results may ultimately differ from estimates and assumptions.  Our accounting estimates that require most significant and subjective judgments include, but not limited to, the accounting for doubtful accounts, amortization and depreciation (estimated useful lives used), goodwill and intangible assets valuation, discontinued operations, valuation and recognition of stock-based compensation, current and deferred taxes, and contingencies.

Foreign currency translation

We record assets, liabilities and results of operations at the operating entity outside of the United States based on their functional currency.  One of our operating entities – Hot Banana – uses the Canadian dollar as its functional currency.  On consolidation, we translate all assets and liabilities denominated in a foreign currency into U.S. dollars at the exchange rate in effect on the balance sheet date.  We translate revenues and expenses at the average exchange rate during the period.  We translate equity transactions using historical exchange rates.  We recognize the resulting translation adjustments within other comprehensive income, as a separate component of shareholders’ equity.  Foreign currency transaction gains and losses are included in net income as incurred, for the period.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Certain Risks and Uncertainties

We operate in a highly competitive and dynamic market, accordingly there are factors that could adversely impact the Company’s current and future operations or financial results include, but are not limited to, the following:  ability to obtain rights to or protect our intellectual property; changes in regulations; ability to develop new products accepted in the marketplace; future impairments charges; competition including, but not limited to, pricing and products or product features and services; litigation or claims against us; and the hiring, training and retention of key employees.

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables.  We sell our products primarily to customers throughout the United States.  We monitor the credit status of our customers on an ongoing basis and we do not require our customers to provide collateral for purchases on credit.  No sales to an individual customer accounted for more than 10% of revenue for fiscal years ended 2008, 2007 and 2006.  Moreover, there was no single customer or supplier accounted for more than 10% of our trade receivables for fiscal years 2008, 2007 and 2006.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, and certain other accrued liabilities, approximate their fair values due to their short maturities.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalent, primarily consists of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.  We maintain cash balances with banks in excess of FDIC insured limits.  We limit credit risk by maintaining accounts with financial institutions of high credit standing.

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

We generally recognize revenue when all of the following conditions are satisfied:  (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (in case of software licenses, revenue is recognized when the customer is given electronic access to the licensed software); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

Services Revenue

Services revenue is derived from hosting software for use by customers and providing professional consulting and technical support (maintenance) services.

Our hosted software arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and may include multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Hosting revenue is recognized monthly based on the usage defined in the agreement.  Excess usage is billed and recognized as revenue when incurred.

Professional services sold with our hosted software arrangements are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value for each deliverable.  When

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

accounted for separately, professional services revenue is recognized as the services are performed.  If professional services do not qualify for separate accounting, revenue is recognized ratably over the remaining term of the hosted software arrangement.

Technical support (maintenance) revenue, including revenue that is part of a multiple element arrangement, is deferred and recognized ratably over the term of the agreement, generally one year.

Software Revenue

We recognize software license revenue in accordance with the provisions of SOP 97-2, “Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”.  We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements).  For these arrangements, which generally include software products and maintenance, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”).  VSOE exists (delivered and undelivered) for the majority of our elements.  We allocate total earned revenue under the agreement among the various elements based on their relative fair value.  In the event that VSOE does not exist for all elements, revenue for the delivered elements is recognized (software licenses) as the difference between the total arrangement fee and the total VSOE of the undelivered elements.

Under the guidance of SOP 97-2, we determine VSOE of fair value based on actual prices charged for standalone sales of maintenance.  To accomplish this we track sales for the maintenance product when sold on a standalone basis for a one year term and compare to sales of the associated licensed software product.

We perform a quarterly analysis of the actual sales for standalone maintenance and licensed software to establish percentage of sales relationships for each level of maintenance and licensed software.  The result of this analysis is historically a tight range of percentage of sales relationships centered on a mid-point which is then used as VSOE of fair value of the maintenance element.  This percentage is also used to determine maintenance revenue in bundled software sales that is recognized ratably over the maintenance period.

We recognize revenue from our professional services at the time of delivery of the software license in accordance with the guidance in of SOP 97-2.  We established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis.  In cases where VSOE has not been established, the full value of the arrangement is deferred and recognized ratably over the term of the agreement.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support or hosting contracts, professional consulting services to be delivered in the future, and bulk purchases of emails to be delivered in the future. Maintenance is typically billed on a per annum basis in advance for software and the revenue is recognized ratably over the maintenance period.  Bulk purchases are typically billed in advance, ranging from monthly to annually, and the revenue is recognized in the periods in which emails are delivered.

Advertising Costs

Advertising costs are expensed as incurred or the first time the advertising takes place.  During fiscal years 2008, 2007, and 2006, advertising costs were $4,133, $3,233, and $1,524, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs for the fiscal years ended June 30, 2008, 2007 and 2006 were approximately $2,334, $1,448 and $210, respectively.

Allowance for Doubtful Accounts

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Our estimate is based on historical collection experience, changes in our customer payment history and a review of the current status of trade accounts

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

receivable.  If any of these factors change, it is reasonably possible that our estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $450 and $365 at June 30, 2008 and June 30, 2007, respectively.

Loss Contingencies

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.  We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued.  Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment.  If the outcome of the litigation is more adverse to us than management currently expects, then we may have to record additional charges in the future.  See Note 19 to our Consolidated Financial Statements for details on commitments and contingencies.

Stock-Based Compensation

Effective July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Shared-Based Payments” (“SFAS No. 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

  Prior to adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  Under this method, we recorded compensation expense only if the market price of the underlying stock on the date of grant exceeded the exercise price.  Previously reported amounts have not been restated.

Goodwill, Long-lived Assets and Other Intangible Assets

We classify our intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill.

We evaluate our fixed assets and intangible assets with definite lives in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” for impairment.  Under SFAS 144, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized.  The impairment loss is measured as the excess of the carrying amount over the assets’ fair value.  In addition, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.

We test goodwill and our intangible with indefinite lives not subject to amortization under the provision of SFAS No. 142, “Goodwill and Other Intangible Assets.” for annual impairment testing.  In addition, we consider the following significant factors that could trigger an impairment review prior to annual testing:

a.               a significant underperformance relative to historical or expected projected future operating results;

b.              significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

c.               significant negative industry or economic trends;

d.              a significant decline in our stock price for a sustained period of time;

e.               our market capitalization relative to net book value; and

f.                 a significant adverse change in legal factors or in the business climate that could affect the value of the asset.

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

During fiscal year 2008, we determined that the carrying value of some our intangibles with definite lives might not be recoverable due to the second quarter unexpected revenue reduction and projected lower operating results from some of our software

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

revenues.  Accordingly, we performed an impairment testing of our intangible assets related to the ClickTracks and Hot Banana acquisitions.  As are result, we incurred a $4.1 million impairment loss.  See Note 5, Intangible Assets.

During the fourth quarter of fiscal year 2008, we completed the annual impairment test for our goodwill, intangibles with definite lives and intangibles with indefinite lives.  We determined that the carrying amount of our goodwill and intangibles with indefinite lives were not impaired.

Accounts and Notes Receivables Remaining from Discontinued Operations

At June 30, 2008, we have a remaining $233 in the accounts and notes receivables from discontinued operations, primarily consist of outstanding trade accounts receivable and Medicare related receivables, prior to the disposition of NovaCare’s healthcare operating segments in 1999.  We have reserved these receivables at 100% to reduce these assets to their net realizable value of zero as we believe that we are not likely to collect any of these amounts.  Adjustments to reserves are charged or credited to gain (loss) on discontinued operations, net of tax.  We received $125 payments for the fiscal year ended June 30, 2008.  Refer to Note 12, Discontinued Operations

Accrued Expenses Remaining from Discontinued Operations

At June 30, 2008, we have a remaining $471 in the accrued expenses from discontinued operations primarily consist of liabilities which arose prior to or as a result of the disposition transactions. These liabilities include workers compensation, uninsured professional liability claims and credit and collection expenses. We adjust these accrual amounts based on current information available to management and these adjustments are charged or credited to gain (loss) on discontinued operations, net of tax.  Refer to Note 12, Discontinued Operations.

Acquisitions

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions.  Our process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on the particular business’s weighted average cost of capital.  Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our planning process.  Refer to Note 4, Acquisitions.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized

We utilize certain tax strategies to lower taxable income.  We believe that we will be able to establish with state tax authorities that we are entitled to all or most of the benefits from these strategies.  However, these tax strategies are subject to certain assumptions and interpretations of the relevant legislation and judicial history that may or may not be accepted by the tax authorities.  Based on our assessment on any challenges from state tax authorities, we recognize a liability on uncertain tax positions.

On July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS 109).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

periods, disclosure and transition.  In addition, FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.  Refer to Note 14, Income Taxes.

Net (Loss) Income Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period.  Diluted net income (loss) per share is computed similarly to basic net income per share except that it includes the potential dilution that could occur if dilutive securities were exercised.

New Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (SFAS 141R), “Business Combinations,” which replaces SFAS 141, “Business Combinations.”  The new Statement will significantly change the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods.  Under SFAS 141R, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree measured at their fair values as of the acquisition date, with limited exceptions.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact that the provisions of SFAS 141R may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.  The new Statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other matters, it also requires the recognition of a noncontrolling interest (sometimes called “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating the potential impact that the provisions of SFAS 160 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115,” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option.  SFAS 159 will become effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the potential impact that the provisions of SFAS 159 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,  Effective Date of FASB Statement No. 157,  which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 is effective for us beginning July 1, 2008;  However, FSP 157-2 delays the effective date for certain items to July 1, 2009.  We are currently evaluating the potential impact that the provisions of SFAS 157 may have on our consolidated financial statements.

In July 2002, “The Public Company Accounting Reform and Investor Protection Act of 2002” (the “Sarbanes-Oxley Act”) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The Sarbanes-Oxley Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The Securities and Exchange Commission (the “SEC”) has extended the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007, and has extended the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports until the first annual report for a fiscal year ending on or after December 15, 2009.  We currently are a smaller reporting company (and thus, a non-accelerated filer) and we expect to be able to comply with these filing requirements.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

3.                   Restricted Cash

Our restricted cash balances consist of the following:

	As of June 30,
(In thousands)	2008	2007
Cash balance in support of self-insured workers compensation liabilities	$—	$200
Certificate of deposit in support of operating lease agreement	—	96

At June 30, 2008, we had no restricted cash.  The change in the restricted cash balance represents $200 of restricted cash associated with our discontinued operations, in support of workers’ compensation liabilities, was returned to us in October 2007.  The cash deposit was replaced by an irrevocable letter of credit with Comerica Bank (“Comerica” or the “Bank”).

The certificate of deposit was required by the terms of the lease for the headquarters of EmailLabs.  The lease ended and the restricted cash was returned to us in April 2008.

4.                   Acquisitions

The agreements that we used to acquire the Lyris Technologies; EmailLabs; ClickTracks; and Hot Banana included provisions for the payment of contingent consideration subject to each business achieving specified revenue targets (revenue-based earnout agreements).

2005 Acquisitions

Lyris Technologies Acquisition.  On May 12, 2005, we acquired all of the outstanding capital stock of Lyris Technologies for $30.7 million, which included cash payments of $25,100 (including acquisition costs and working capital adjustments of $1,200) and $5,600 in the form of a promissory note payable, subject to Lyris Technologies achieving specified revenue, on May 12, 2007, with interest accruing at 10% per annum and due at the maturity date.  The specified revenue targets stated in the promissory note were attained.  As of March 31, 2007, principal on the promissory note had been reduced to approximately $5,400 and the note was amended and restated (“Amended and Restated Note” to require the following payments (constituting both principal and interest): (a) $1,000 due May 12, 2007; (b) $1,500 due February 12, 2008; and (c) $4,700 due November 12, 2008.  We paid the $1,000 on May 14, 2007.

On January 23, 2008, LDN Stuyvie Partnership (“LDN Stuyvie”), which is controlled by the non-executive chairman of our board of directors (the “Board of Directors”), William T. Comfort III, purchased the Amended and Restated Note from the Trust from the sellers of Lyris Technologies, at a discount of 10% for a total purchase price of $5,200.  On February 12, 2008, the Amended and Restated Note was amended to extend the due date of the next payment thereunder to November 12, 2008, the maturity date of the Amended and Restated Note.

On March 5, 2008, we entered into a Subscription Agreement (the “LDN Stuyvie Subscription Agreement”) with LDN Stuyvie. Pursuant to the LDN Stuyvie Subscription Agreement, LDN Stuyvie purchased 6,520,374 shares of our common stock at a purchase price of $1.05 per share or $6,800  in the aggregate. The aggregate purchase price was satisfied by LDN Stuyvie as follows: (a) payment of $1,000 in cash, and (b) termination of our obligations under the Amended and Restated Note.

EmailLabs Acquisition.  On October 11, 2005, we acquired all of the outstanding capital stock of EmailLabs for $24,500 (including acquisition costs and working capital adjustments of $612).  The acquisition of EmailLabs also called for two contingent payments of $1,700 each subject to EmailLabs achieving specified revenue targets by the first and second anniversary of the closing date.  Additionally, $500 was held back from the former stockholders of EmailLabs subject to EmailLabs meeting specified working capital requirements.  We made the first $1,700 payment to the former EmailLabs’ stockholders on October 13, 2006, and we made the second $1,700 payment to the former EmailLabs’ stockholders on October 11, 2007.  The $500 holdback and the working capital adjustment were paid in January 2006.  The former stockholders of EmailLabs also received the proceeds of tax refunds related to the period prior to the closing date.  These refunds were paid in September 2006.

2006 Acquisitions

ClickTracks Acquisition.  On August 18, 2006, we acquired all of the outstanding capital stock of ClickTracks for approximately $8,500 in cash, $2,800 of our common stock (2,799,636 shares) issued to certain security holders of ClickTracks and

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

$337 of acquisition costs.  The acquisition originally called for additional contingent payments totaling approximately $3,800 in the event ClickTracks achieved future revenue targets.  Pursuant to our agreements with John Marshall, dated March 13, 2007, and June 8, 2007, respectively, Mr. Marshall (acting in his capacity as the representative of the former stockholders of ClickTracks) acknowledged and agreed that the initial targets would not be met and waived all rights to any future payments under the purchase agreement.

Hot Banana Acquisition.  On August 18, 2006, we also acquired all of the outstanding capital stock of Hot Banana for approximately $1,900 Canadian ($1,800 U.S. based on the then-applicable exchange rate), with additional installments of up to $750 Canadian if Hot Banana achieves specified revenue and technology integration targets, and up to an additional $500 Canadian payable subject to working capital and other adjustments.  In March 2007, we paid $94 Canadian ($81 U.S.) for the first phase of the technology integration, in addition to $336 Canadian ($299 U.S.) for the working capital adjustment in April 2007.  Additionally, we paid $94 Canadian ($86 U.S.) for the second phase of the technology integration in May 2007.

On October 4, 2007, we paid $375 Canadian ($377 U.S.) to the former owners of Hot Banana for the first installment of the revenue earnouts.

5.              Intangible Assets

The components of intangible assets are consists of the following:

	As of June 30,
(in thousands)	2008	2007
Depreciable intangibles:
Customer relationships	$9,536	$9,512
Developed technology	12,041	12,008
Tradenames	1,498	—
	23,075	21,520
Less: accumulated amortization	(10,664)	(6,880)
Less: impairment	(4,086)	—
	8,325	14,640
Non-depreciable intangibles:
Trade names	6,289	7,774
Total intangible assets, net of amortization	$14,614	$22,414

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table outlines our intangible assets, by acquisition, as of June 30, 2008:

(in thousands)	Gross amount	Accumulated amortization	Impairment	Balance at June 30, 2008
Lyris Technologies:
Customer relationships	$4,113	$(2,244)	$—	$1,869
Developed technology	4,078	(2,563)	—	1,515
Tradenames	4,720	—	—	4,720
Subtotal	12,911	(4,807)	—	8,104

EmailLabs:
Customer relationships	3,260	(1,776)	—	1,484
Developed technology	4,080	(2,222)	—	1,858
Tradenames	1,569	—	—	1,569
Subtotal	8,909	(3,998)	—	4,911

ClickTracks:
Customer relationships	1,600	(520)	(520)	560
Developed technology	3,100	(960)	(1,598)	542
Tradenames	1,200	(19)	(1,050)	131
Subtotal	5,900	(1,499)	(3,168)	1,233

Hot Banana:
Customer relationships	510	(128)	(207)	175
Developed technology	710	(234)	(308)	168
Tradenames	270	(5)	(230)	35
Cumulative foreign currency translation effect	154	7	(173)	(12)
Subtotal	1,644	(360)	(918)	366

Total of all acquired intangibles	$29,364	$(10,664)	$(4,086)	$14,614

Total amortization and impairment expense for the fiscal years ended June 30, 2008, 2007 and 2006 was $7,890, $4,042 and $2,627, respectively.  For fiscal years ended June 30, 2008, 2007 and 2006, amortization and impairment expense of developed technology, classified as cost of revenue was $4,148, $2,301 and $1,410, respectively.

Customer relationship-based intangible assets have a weighted average amortization period of 5.44 years and developed technology-based intangible assets have a weighted average amortization period of 4.6 years.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of June 30, 2008, is as follows:

(in thousands) Fiscal Year	Customer Relationships	Developed Technology	Tradenames	Total
2009	$1,511	$1,917	$47	$3,475
2010	1,511	1,792	47	3,350
2011	958	367	47	1,372
2012	104	—	24	128
Total	$4,084	$4,076	$165	$8,325

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The rollforward of the intangible assets for June 30, 2007, through June 30, 2008, is as follows:

Amount
(in thousands)

Beginning balance at June 30, 2007	$22,414
Amortization for the twelve month period ended June 30, 2008	(3,805)
Impairment charge	(4,086)
Foreign currency translation adjustment	91

Ending balance at June 30, 2008	$14,614

Foreign currency translation adjustment of $91 increased net intangible assets as a result of changes in the foreign currency exchange rate between the U.S. dollar and Canadian dollar.

During fiscal year 2008, we determined that the carrying value of some our intangibles with definite lives might not be recoverable due to the second quarter unexpected revenue reduction and projected lower operating results from some of our software revenues.  Accordingly, we performed an impairment testing of our intangible assets related to the ClickTracks and Hot Banana acquisitions.  As a result, we incurred following impairment losses:

Intangible Asset	Amount
(in thousands)
Customer relationships	$786
Developed technology	1,983
Tradenames	1,317

Total	$4,086

The fair value of the intangible assets were measured based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The impairment was recorded to reflect the significant decrease in revenue and profitability due to the fact that neither ClickTracks nor Hot Banana has generated the amount of revenue and profits that were anticipated at the time of their acquisitions in August of 2006.  In addition, as part of our long-term business strategy, we have also shifted our revenue focus from software to hosting services, resulting to an adverse effect on the revenue and profits of ClickTracks and Hot Banana.  The impairment charges are recorded as “Amortization and impairment of developed technology” and “Amortization and impairment of customer relationships and tradenames” in our Consolidated Statements of Operations.

6.              Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired.  Hot Banana operates in Canada and uses the Canadian dollar as its functional currency.  Consequently goodwill related to the acquisition of Hot Banana is accounted for as a Canadian dollar functional currency asset.  Each financial period, all assets, including goodwill, and liabilities of group entities with a non U.S. dollar functional currency are translated into U.S. dollars, Lyris’ reporting currency, using the closing rate method.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table outlines our goodwill, by acquisition:

	As of June 30,
(in thousands)	2008	2007

Lyris Technologies	$17,491	$17,491
EmailLabs	10,680	10,680
ClickTracks	5,891	5,891
Hot Banana	1,862	1,959

Ending balance at June 30, 2008	$35,924	$36,021

The roll-forward of goodwill for June 30, 2007, through June 30, 2008, is as follows:

	Amount
	(in thousands)
Beginning balance at June 30, 2007	$36,021
Reversal of Hot Banana revenue earnouts	(162	)(1)
Foreign currency translation adjustment	65

Ending balance at June 30, 2008	$35,924

(1) Under the Hot Banana acquisition agreement dated August 16, 2006, Hot Banana is subject to a contingent consideration payment  provision that is based on achieving a specified revenue target (revenue-based earnout agreements) in order to received payment.  For the fiscal year ended June 30, 2008, Hot Banana did not meet the specified revenue target of $1,800.  Accordingly, we reversed the unpaid accrued deferred acquisition consideration.

7.              Property and Equipment

Property and equipment consists of the following:

	2008	2007

Computers	$3,776	$2,912
Furniture and fixtures	553	264
Leasehold improvements	663	52
Software	110	357
Other equipment	360	135
	5,462	3,720
Less: accumulated depreciation	(2,136)	(1,268)
Property and equipment, net	$3,326	$2,452

Depreciation expense for the Fiscal 2008, 2007 and 2006 was approximately $1,005, $807 and $417, respectively.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

8.              Operating Leases

We have various non-cancelable operating leases for office space that expire at various times through 2013.

Fiscal Year Ended June 30,	Amount
(in thousands)
2009	$927
2010	679
2011	454
2012	468
2013	118
Total	$2,646

Total rent expense charged to operations was approximately $1,076, $967, and $662 in fiscal 2008, 2007 and 2006, respectively.

9.              Note Payable

Commodore Resources (Nevada), Inc. (“Commodore”), one of our wholly-owned subsidiaries, executed a promissory note in favor of The John Buckman and Jan Hanford Trust (the “Trust”) in the amount of $5,600 as part of the acquisition of Lyris Technologies on May 12, 2005.  The note bore interest at the rate of 10% per annum.  The note and accrued interest were to become due on May 12, 2007, subject to the satisfaction of the following conditions:

•                     Total revenue of Lyris Technologies for the twelve month periods ended March 31, 2006 and 2007, taken in the aggregate, must be equal to or greater than $24,000.  The total revenue of Lyris Technologies for the twenty-four month period ended March 31, 2007 was approximately $36,300, which exceeds the specified revenue target of $24,000 as stated in the note;

•                     The amounts due on the note are reduced by certain royalty payments that we are required to make.  During fiscal years 2006 and 2007, we made $204 and $95 royalty payments, respectively.

On March 31, 2007, we executed the Amended and Restated Note, effective as of May 12, 2005, in the principal amount of $5,600 (the “Amended and Restated Note”) payable to the Trust.  Under the terms of the Amended and Restated Note, the maturity of the obligation was extended to November 12, 2008, and we became obligated to make the following payments (constituting both principal and interest, in accordance with the terms of the Amended and Restated  Note) to the Trust: (a) $1,000 due May 12, 2007; (b) $1,500 due February 12, 2008; (c) $4,700 due November 12, 2008.  We paid $1,000 to the Trust on May 14, 2007.

On January 23, 2008, LDN Stuyvie Partnership (“LDN Stuyvie”), which is controlled by the non-executive chairman of our board of directors, William T. Comfort III, purchased the Amended and Restated Note from the Trust at a discount of 10% for a total purchase price of $5,200.  On February 12, 2008, the Amended and Restated Note was amended to extend the due date of the next payment thereunder to November 12, 2008, the maturity date of the Amended and Restated Note.

On March 5, 2008, we entered into a Subscription Agreement (the “LDN Stuyvie Subscription Agreement”) with LDN Stuyvie. Pursuant to the LDN Stuyvie Subscription Agreement, LDN Stuyvie purchased 6,520,374 shares of our common stock at a purchase price of $1.05 per share or $6,846,392.37 in the aggregate. The aggregate purchase price was satisfied by LDN Stuyvie as follows: (1) payment of $1,000 in cash; and (2) termination of our obligations under the Amended and Restated Note.

We recorded a net gain of $919 as gain on debt extinguishment in the consolidated statement of operations to the extent the carrying value of our obligations under the Amended and Restated Note exceeded the fair value of common stock issued to LDN Stuyvie.  During the fiscal year ended June 30, 2008, we expensed $367 of interest on the Amended and Restated Note in the consolidated statement of operations.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

10.       Convertible Bridge Loan, Rights Offering

The ClickTracks and Hot Banana acquisitions were financed primarily with a $10,000 bridge loan made by our largest stockholder, LDN Stuyvie Partnership.  LDN Stuyvie is controlled by the Company’s Chairman, William T. Comfort III.  The bridge loan from LDN Stuyvie was evidenced by a promissory note (the “LDN Stuyvie Note”) bearing interest at the rate of 9.5% per annum, or 11.5% per annum.

On January 31, 2007, the LDN Stuyvie Note became due and payable and, in accordance with its terms, the Company issued to LDN Stuyvie a total of 12,279,130 shares of common stock as payment in full of the principal and accrued interest on the LDN Stuyvie Note.  In accordance with the terms of the LDN Stuyvie Note, the common stock was valued at $0.85 per share for an aggregate price of $10,437, representing $10,000for the principal and $437 for the accrued interest under the LDN Stuyvie Note.  The shares of common stock were issued in a private placement in reliance on Rule 506 under the Securities Act of 1933.

In connection with the LDN Stuyvie Note, the Company and LDN Stuyvie entered into a backstop agreement, pursuant to which LDN Stuyvie agreed to purchase an amount of the Company’s common stock at $0.85 per share so that, together with all shares of common stock sold by the Company in a proposed rights offering at the same price, the Company would receive at least $10,000 in proceeds (the “Backstop Agreement”).  Also, pursuant to the Backstop Agreement, the Company granted to LDN Stuyvie the exclusive right to purchase up to an additional $10,000 of common stock at a price of $0.85 per share in respect of each right granted to the Company’s stockholders pursuant to the proposed rights offering which remained unexercised.

The conversion price of $0.85 per common share contained a beneficial conversion feature of $0.11 per share to the August 16, 2006 closing price of $0.96.  The aggregate amount of this beneficial conversion feature was approximately $1,294 and this amount was fully amortized though interest expense during fiscal year 2007.  A corresponding amount was credited to stockholders’ additional paid in capital.

On February 5, 2007, the Company issued a press release announcing repayment of the LDN Stuyvie Note, termination of the Backstop Agreement in accordance with its terms and cancellation of the previously announced rights offering.

11.       Revolving Line of Credit

On October 11, 2005, we entered into a Loan and Security Agreement with Comerica, (the “Loan and Security Agreement”), an asset-based revolving line of credit.  The initial borrowings under the Loan and Security Agreement were used to consummate the acquisition of EmailLabs and for general corporate purposes.  Under the original Loan and Security Agreement, interest on outstanding balances was charged at a floating rate equal to Comerica’s base rate plus 0.75% or Comerica’s LIBOR rate plus 3.75%.  The original amount available to us was $18,500 and that amount was reduced monthly beginning October 31, 2005.  Monthly reductions were $250 through September 30, 2007 and $347, thereafter through the maturity date.  In addition, the Loan and Security Agreement contains certain financial covenants and requires us to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitute an event of default.

From April 2006 through January 2007, we entered into four amendments to the Security and Loan Agreement.  These amendments adjusted Comerica’s lending commitment, adjusted the rate at which outstanding borrowings bear interest and revised existing financial and other covenants.

Effective as of March 31, 2007, we entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with Comerica.  The Fifth Amendment increased the amounts available under the revolving line of credit to fifteen million dollars ($15,000), extended the term to five years from the date of the Fifth Amendment and provided that the amounts available under the line are reduced in equal monthly installments of $208.  The Amendment modified the definition of EBITDA to allow for adjustments related to discontinued operations, subject to certain limitations, and also modified the financial covenants.

On March 6, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “New Credit Agreement”) with Comerica.  The New Credit Agreement amends and restates in its entirety the Loan and Security Agreement. The Bank’s commitment and interest rate under the New Credit Agreement are essentially unchanged.  The revolving line of credit is in the amount of approximately $12,700 as of  March 6, 2008, which is reduced on the last day of each of the following months as follows: (i) $208 per month for each month from April 2008 through July 2008, (ii) $312 for December 2008, (iii) $417 per month for each month from January 2009 through March 2009, (iv) $312 for April 2009, and (v) $208  per month for each month from May 2009 through March 31, 2012, the maturity date.  The New Credit Agreement contains certain financial covenants and requires us to maintain certain financial ratios.  Failure to meet these financial covenants and ratios constitutes an event of default.  The commitment is secured by essentially all of the assets of the Company and its subsidiaries including intellectual property.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The financial covenant requirements, measured on a monthly basis, are as follows: (a) fixed charge coverage of at least 1.25 to 1.00 (except for the period September 1, 2008, to November 3, 2008, when it is 1:15:1.00), calculated as the ratio of annualized rolling three-month EBITDA minus cash taxes and capitalized expenditures to the sum of cash interest expense plus the current portion of all indebtedness to Comerica; (b) minimum EBITDA, on a rolling three-month basis, of at least (i) $800 for the three-month period ended March 31, 2008,  (ii) $0 for the three-month period ending June 30, 2008 (iii) $250 for the three months ending September 30, 2008, (iv) $1,500 for each three-month period ending December 31, 2008 through February 28, 2009 and (v) $2,000 for the three month period ending March 1, 2009 and thereafter; (c) ratio of senior debt to EBITDA, calculated on an annualized rolling three-month basis, of not greater than: (i) 2.50 to 1.00 for the measuring periods through June 30, 2008, (ii) 3.25:1.00 for the measuring periods July 1, 2008 to November 30, 2008 and (iii) 2.00 to 1.00 at all times thereafter; (d) Liquidity, defined as cash held at Comerica plus availability under the revolving line, of not less than (i) $500 for the measuring periods ended March 31, 2008, and (ii) $250 for the measuring periods April 1, 2008 through June 30, 2008.

The New Credit Agreement contains customary events of default provisions giving the Bank the right to demand immediate payment of all principal, interest and other obligations outstanding thereunder in the event of certain occurrences, and typical negative covenants preventing or restricting our ability to take certain actions, including, without limitation, changing our principal executive offices, changing our names, disposing of property or other assets, and incurring additional indebtedness.

As of June 30, 2008, we have $11.9 million revolving line of credit facility, less $9.9 million outstanding balance, and $240 used for letters of credit.  Accordingly, the availability under this revolving line of credit was $1.7 million at the end of fiscal year 2008.

The aggregate maturities of line of credit by fiscal year as of June 30, 2008 are as follows:

Fiscal Year Ended June 30,	Amount
(in thousands)

2009	$555
2010	2,500
2011	2,500
2012	4,375
Total	$9,930

On July 30, 2008, we entered into First Amendment to Amended and Restated Loan Security Agreement with Comerica Bank.

During the course of the Company’s year-end audit, our independent auditors requested and we agreed to make certain accounting entries to reverse a previously recognized software license sale of approximately $73 thousand.  The effect was to reduce our EBITDA to a negative $-478 thousand which was below the amount required by the financial covenant with Comerica, for the quarterly measurement period ending June 30, 2008.  On September 12, 2008, we obtained a waiver for this quarterly measurement period requirement.  Refer to Note 21, Subsequent Events related to our revolving line of credit with Comerica.

12.       Discontinued Operations

We maintain allowances for the collection of receivables remaining from discontinued healthcare operations.  These allowances are the result of the inability of unwillingness of many of the former healthcare customers to make payments.

Results for discontinued operations consist of gains or losses as a result of adjustments to the $374,100 loss on disposal of discontinued operations which was originally recorded in fiscal year 2000. Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables that were owed to us prior to the disposition of our long-term care services business in 1999. Losses primarily include expenses incurred or adjustments to liabilities which were owed by us prior to the disposition of our long-term care services business in fiscal year 2000.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The remaining assets and liabilities from discontinued operations consisted of the following:

	As of June 30,
	2008	2007

Restricted cash in support of workers’ compensation liabilities	$—	$200
Prepaid expenses pertaining to insurance deposits	6	6
Accounts receivable remaining from discontinued operations	233	583
Allowance for doubtful accounts remaining from discontinued operations	(233)	(583)
Total assets related to discontinued operations	$6	$206

Accrued expenses remaining from discontinued operations	$471	$722
Total liabilities related to discontinued operations	$471	$722

As of June 30, 2008, we believe that more likely than not these receivables are uncollectible.  Thus, we have fully reserved these receivables to reduce their net realizable value to zero.  If any of these receivables are collected, we will record a gain in the period of collection.

The change in the restricted cash balance represents $200 of restricted cash that was returned to us in October 2007.  The cash deposit was replaced by an irrevocable letter of credit with Comerica.

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

For fiscal years 2008, 2007 and 2006, gain on disposal of discontinued operations, net of taxes, was  $29, $1,670 and $407.  The $29 gain recorded in fiscal year 2008 consist primarily of, approximately  $143 collection of accounts receivable that was previously written off by us offset by additional expenses of approximately $114, primarily related to litigation costs and legacy insurance expenses.

13.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

	June 30,
	2008	2007
Accounts payable	$748	$1,217
Accrued compensation and benefits	1,192	1,087
Accrued other	782	276

	$2,722	$2,580

As of June 30, 2008, $506 increase in accrued other represents increases in accrued marketing  and other miscellaneous costs, offset by decreases in deferred rent and accrued taxes payable.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

14.  Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended June 30,
	2008	2007	2006
Current:
Federal	$118	$119	$121
State	320	525	740
	438	644	861
Deferred:
Federal	—	—	15
State	2	(100)	(49)
	2	(100)	(34)

Total income tax provision	$440	$544	$827

The components of net deferred tax assets (liabilities) were as follows:

	As of June 30,
	2008	2007
Accruals and reserves not currently deductible for tax purposes	$3,378	$3,426
Net operating loss, capital loss and tax credit carryforwards	63,418	69,544
Gross deferred tax assets	66,796	72,970
Valuation allowance	(66,177)	(72,390)
Net deferred tax asset	$619	$580

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered, in addition to, estimated amount related to net operating loss, capital loss and tax credit carryforwards.

We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to federal and state net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carryforwards that may not be realized.

We have federal net operating loss carryforwards of approximately $168,434 to offset future taxable income and taxable gains.  The net operating loss carryforwards start to expire in 2019. The change in the valuation allowance was a decrease of approximately $6,213, and $1,700, for the fiscal year ended June 30, 2008 and June 30, 2007.  The reason for this change was the utilization of net operating loss carryfowards, offsetting the estimated tax income as calculated per tax purposes, If we experience a change of ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, we may have limitations on our ability to realize the benefit of our net operating loss, capital loss and tax credit carryforwards.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The items accounting for the difference between expected tax (benefit) computed at the federal statutory rate of 35% and the provision of income taxes were as follows:

	Years Ended June 30,
	2008	%	2007	%	2006	%
Expected federal income tax expense (benefit) at the statutory rate	$(807)	(35.0)%	$(271)	(35.0)%	$1,045	35.0%
State income taxes, net of federal benefit	209	22.6%	219	28.3%	341	11.4%
Utilization of NOL carryover	(1,514)	(195.4)%	(1,905)	(245.8)%	(1,446)	(48.4)%
Amortization of intangible assets	2,377	306.7%	1,350	174.2%	920	30.8%
Beneficial conversion feature within convertible note	—	0.0%	453	58.4%	—	0.0%
Other, net	175	47.4%	698	90.1%	(33)	(1.1)%
	$440	146.3%	$544	70.2%	$827	27.7%

The amount of income taxes refunded during fiscal 2008, 2007 and 2006 amounted to approximately $6, $179, and $0 respectively.  The amount of income taxes paid during fiscal 2008, 2007 and 2006 was approximately $699, $862 and $565, respectively.

Adoption of FIN 48

On July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS 109).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 prescribes two-steps process to determine the amount of tax benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

As a result of implementation of FIN 48, we had approximately $158 in unrecognized tax benefits, if recognized would reduce tax expense and our effective tax rate.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The aggregate changes in the balance of unrecognized tax benefits were as follows:

Year Ended June 30,	2008

Balance, beginning of year	105

Increases for tax positions related to prior year	—
Increases for tax positions related to current year	53
Decreases related to settlements	—
Reductions due to lapsed statute of limitations	—

Balance, end of year	158

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. As of June 30, 2008, the Company accrued no penalties and an insignificant amount of interest was recorded in income tax expense.

Tax positions for the Company and its subsidiaries are subject to income tax audits.  Tax returns for all tax years since fiscal year 2005 remain open to examination by the Internal Revenue Service and since 2001 for state income tax purposes.  As of June 30, 2008, there are no current federal or state income tax audits in progress.  We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We are subject to income tax in some jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or result of operations.

15.       Comprehensive (Loss) Income

The following table shows the computation of comprehensive (loss) income:

	As of June 30,
(in thousands)	2008	2007

Net (loss) income	$(5,502)	$351
Other comprehensive income:
Foreign currency translation adjustments	162	228
Total comprehensive (loss) income	$(5,340)	$579

Other comprehensive income is primarily related to gains and losses on the translation of foreign currency denominated financial statements.  Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

16.       Net (Loss) Income per Share

SFAS No. 128, Earnings Per Share, requires the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share.  Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Years Ended June 30,
(in thousands)	2008	2007	2006

(Loss) income from continuing operations	$(5,531)	$(1,319)	$2,159
Gain on disposal of discontinued operations, net of income tax benefit (expense) per share	29	1,670	407
Net income (loss) per share	$(5,502)	$351	$2,566

Weighted average shares outstanding:
Basic	98,604	90,706	83,127
Effective of dilutive securities:
Stock options		2,198	1,359

Diluted shares	98,604	92,904	84,486

Basic
(Loss) income per share from continuing operations	(0.06)	(0.01)	0.03
Gain on disposal of discontinued operations, net of income tax benefit (expense) per share	0.00	0.02	0.00
Net income (loss) per share	(0.06)	0.00	0.03

Diluted
(Loss) income per share from continuing operations	(0.06)	(0.01)	0.03
Gain on disposal of discontinued operations, net of income tax benefit (expense) per share	0.00	0.02	0.00
Net income (loss) per share	(0.06)	0.00	0.03

For the fiscal year ended June 30, we incurred a $5,502 net loss, therefore, our 11,047 outstanding shares were treated as anti-dilutive shares.  The dilutive loss per common share calculated for the fiscal years ended June 30, 2007, and 2006 excludes the effect of 3,300, and 2,100 options outstanding, respectively.  These amounts were excluded since their inclusion would be anti-dilutive.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

17.       Stockholders’ Equity

Shares of common stock outstanding were as follows:

Year Ended June 30,	2008		2007		2006

Balance, beginning of year	98,431		83,208		82,966
Shares issued for exercise options	492		144		—
Shares issued to related party for additional investment	952		—		—
Shares issued related to acquisitions	—		2,800	(1)	—
Shares issued to related party for promissory note	5,568	(3)	12,279	(2)	—
Shares repurchased	(2,226	)(4)	—
Shares issued for board members services	—		—		121
Shares purchased by a board member	—		—		121
	103,217		98,431		83,208

(1) On August 18, 2006, we acquired all of the outstanding capital stock of ClickTracks.  Refer to Note 4.

(2) On February 1, 2007, we issued stocks to LDN Stuyvie Partnership, a related party convertible bridge loan.  Refer to Note 10.

(3) On March 5, 2008, we entered into a Subscription Agreement with LDN Stuyvie Partnership.  Refer to Note 9.

(4) July 2, 2007, we purchased 2,226,006 shares of our common stock at a purchase price of $0.75 per share, (or $1,700 in the aggregate) from John Marshall, the former president of ClickTracks in accordance with an Agreement that was entered into between us and Mr. Marshall on June 8, 2007.  These shares represented the number of shares Mr. Marshall received from us on August 18, 2006, as part of our acquisition of ClickTracks.

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

18.       Stock Compensation Plans

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Shared-Based Payments.”  We selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements and therefore previously reported amounts have not been restated.  The adoption of SFAS No. 123R did not have a material impact on our stock-based compensation expense for the fiscal year ended June 30, 2005.  Prior to adoption of SFAS No. 123(R), we accounted for stock option plan under the fair value recognition and disclosure of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.

Stock Options Plan

On May 6, 2005, we established the J.L. Halsey Corporation Equity Based Compensation Plan, which we subsequently amended and restated (the “Equity Based Compensation Plan”).  The Equity Based Compensation Plan authorizes the granting of stock options and stock-based awards to employees, directors, and our consultants.  Stock options issued in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant.  All stock options generally became exercisable over 4.5 years vesting period and expire 10 years from the date of the grant.  Under this plan a maximum 13.2 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options grant provision.  At June 30, 2008, there were 1,396,921 million shares

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

available for future issuance under the Equity Based Compensation Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Fiscal Year Ended June 30,
	2008	2007	2006
Weighted average fair value of options at grant date	$0.43	$0.43	$0.32
Expected dividends	—	—	—
Expected Volatility	47-52%	47-50%	50-55%
Expected term of the option	4.5 years	4.5 years	4.5 years
Risk-free interest rates	2.19 - 4.76%	4.51 - 4.94%	3.82-5.23%

The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in our peer group and the options’ contractual terms.  Expected volatilities are based on implied volatilities from traded options on our common stock, its historical volatility and other factors.  The risk-free rates are for the period matching the expected term of the option is based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant.  The dividend yield is zero based on the fact that we have no intention of paying dividends in the near term.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table summarizes stock option activity from July 1, 2005 to June 30, 2008:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
	(In thousands)
Outstanding on July 1, 2005	6,370	0.31
Granted	3,699	0.64
Exercised	—	0.00
Forfeited/expired	(820)	0.54
Outstanding on June 30, 2006	9,249	0.42
Exercisable on June 30, 2006	1,668	0.30

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
	(In thousands)
Outstanding on July 1, 2006	9,249	0.42
Granted	4,469	0.92
Exercised	(143)	0.61
Forfeited/expired	(2,648)	0.80
Outstanding on June 30, 2007	10,927	0.53	8.38
Exercisable on June 30, 2007	3,878	0.37

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
	(In thousands)
Outstanding on July 1, 2007	10,927	0.53	8.38
Granted	3,065	0.97
Exercised	(492)	0.42
Forfeited/expired	(2,453)	0.78
Outstanding on June 30, 2008	11,047	0.60	7.88
Exercisable on June 30, 2008	5,384	0.40

The total intrinsic value of the options exercised during fiscal 2008, 2007 and 2006 were approximately, $358, $34 and $0, respectively.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table summarizes information concerning option outstanding and exercisable option activity as of June 30, 2008:

Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$.30 - $.30	5,325	6.85	$0.30	4,127	$0.30
$.46 - $.66	1,163	7.77	0.60	580	0.59
$.68 - $.83	1,190	9.3	0.80	236	0.76
$.85 - $.90	1,458	9.39	0.89	121	0.89
$.91 - $.91	117	8.63	0.91	32	0.91
$.95 - $.95	89	9.09	0.95	4	0.95
$.96 - $.96	865	8.13	0.96	279	0.96
$1.05 - $1.05	15	9.59	1.05	0	1.05
$1.23 - $1.23	103	9.44	1.23	3	1.23
$1.30 - $1.30	721	9.39	1.30	2	1.30

Total	11,046	7.88	$0.60	5,384	$0.40

We recognize stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 4.5 years.   Our total stock-based compensation expense was approximately $750, $694, $343 for the fiscal years 2008, 2007, and 2006, respectively.

The following table summarizes the allocation of stock-based compensation expense:

	Fiscal year Ended June 30,
	2008	2007	2006
Cost of revenues	139	132	71
General and administrative	370	382	199
Research and development	40	18	0
Sales and marketing	201	162	73

Total stock-based compensation expense	750	694	343

As of June 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was approximately $2.8 million before estimated forfeitures and will be recognized over an estimated weighted average 2.5 years.

As of June 30, 2008 and 2007, the aggregate intrinsic value of stock options outstanding and exercisable was approximately $2.0 million and $1.6 million, respectively.  The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

During fiscal year ended June 30, 2008 and 2007, we granted 3,064,900 stock options with an estimated total grant-date fair value of $1,300.  Of this amount, we estimated that the stock-based compensation for awards not expected to vest was approximately $328.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Retirement Plans

We have a defined contribution 401(k) Plan covering substantially all of our employees.  Beginning September 2006 we began making matching contributions to the 401(k) Plan.  Contributions during fiscal 2008 and 2007 were approximately $290 and $174, respectively.

Annual Incentive Bonus

On August 1, 2008, Annual Incentive Bonus plan (the “Bonus Plan”) was approved by our Compensation Committee of the Board of Directors.  Under this Bonus Plan certain key employees, including the named executive officers are eligible to receive cash bonus payments following each fiscal quarter. The objectives of the Bonus Plan include aligning the eligible participants’ performance with the Company’s business goals to reward and retain high performing key employees, and to attract high quality employees to the Company.    Refer to Note 21, Subsequent Events.

19.       Commitments and Contingencies

NovaCare v. Stratford Nursing Home.  We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146, which we have fully reserved.  Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money.  Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1,000.  We believe that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party.  As of June 30, 2008, this case is pending in the U.S. District Court for the Southern District of New Jersey (Camden).  The outcome of this action is not possible to predict and we have reserved an estimate of the cost of litigating this action; however, this estimate does not reflect the possibility of an adverse ruling or a judgment against us or a settlement.

Other Cases and Claims

O’Leary v. Joyner Sports Medicine.   We are a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company.  On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to us. As a result, PHICO will not be permitted to pay any claims on our behalf; however, the remaining claims were transferred to various state guaranty funds.  Since 2002, state insurance guaranty funds have paid the amounts due for liability claims settlements on our behalf.  Based on our discussion with the state guaranty funds and a review of claims during the third quarter of 2004, we now believe that a payment may be required to settle the professional liability claim that may exceed the amount available to us under the applicable state guaranty fund limits.  We recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund.  We are undertaking negotiations to settle our liability on this claim and have recently increased our reserve for this liability claim.  There is no insurance policy in place that would pay any settlement or award for this claim; therefore, in the event that our current reserve assessment is incorrect, we will be required to fund any amount in excess of the reserve amount.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

20.       Quarterly Results (Unaudited)

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
Year Ended June 30, 2008:
Software revenues	$1,851	$1,419	$1,455	$1,222	$5,947
Services revenues	8,849	9,480	9,395	9,529	37,253
Total Revenues	10,700	10,899	10,850	10,751	43,200
Cost of revenues	3,716	5,795	3,970	4,118	17,599
Gross Profit	6,984	5,104	6,880	6,633	25,601
Operating expenses	6,766	8,967	6,271	8,688	30,692
Income (loss) from continuing operations before income taxes	218	(3,863)	609	(2,055)	(5,091)
Income tax provision	190	153	188	(91)	440
Income (loss) from continuing operations	28	(4,016)	421	(1,964)	(5,531)
(Loss) gain on disposal of discontinued operations, net of tax	(52)	75	2	4	29
Net (loss) income	$(24)	$(3,941)	$423	$(1,960)	$(5,502)
(Loss) income per share from continuing operations: basic and diluted	$0.00	$(0.04)	$0.00	$(0.02)	$(0.06)
(Loss) gain per share on disposal of discontinued operations: basic and diluted	$(0.00)	$0.00	$0.00	$0.00	$0.00
Net (loss) income per share: basic and diluted	$(0.00)	$(0.04)	$0.00	$(0.02)	$(0.06)

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
Year Ended June 30, 2007:
Software revenues	$1,538	$2,070	$2,288	$2,149	$8,045
Services revenues	6,838	7,433	8,060	8,629	30,960
Total Revenues	8,376	9,503	10,348	10,778	39,005
Cost of revenues	2,549	3,126	3,224	3,141	12,040
Gross Profit	5,827	6,377	7,124	7,637	26,965
Operating expenses	6,504	8,145	6,637	6,454	27,740
(Loss) income from continuing operations before income taxes	(677)	(1,768)	487	1,183	(775)
Income tax provision	62	91	174	217	544
(Loss) income from continuing operations	(739)	(1,859)	313	966	(1,319)
(Loss) gain on disposal of discontinued operations, net of tax	(35)	522	73	1,110	1,670
Net (loss) income	$(774)	$(1,337)	$386	$2,076	$351
(Loss) income per share from continuing operations: basic and diluted	$(0.01)	$(0.02)	$0.00	$0.01	$(0.01)
(Loss) gain per share on disposal of discontinued operations: basic and diluted	$(0.00)	$0.01	$0.00	$0.01	$0.02
Net (loss) income per share: basic and diluted	$(0.01)	$(0.02)	$0.00	$0.02	$0.00

21.       Subsequent Events

On July 30, 2008, we entered into First Amendment to Amended and Restated Loan and Security Agreement (the “Amendment”) with Comerica.   The Amendment amends and restates the financial covenant related to measuring our EBITDA, which is the earnings before interest, taxes, depreciation, amortization and non-cash stock compensations plus any cash or non-cash expenses related to discontinued operations (such as expenses capped at $200).

As amended, the covenant requires the following minimum EBITDA calculations, as measured on a rolling three-month basis, as follows: (i) measured quarterly, not less than eight hundred thousand dollars ($800) for the quarterly measuring period ending March 31, 2008, (ii) measured quarterly, not less than negative four hundred thousand ten dollars ($-410)  for the quarterly measuring period ending June 30, 2008, (iii) measured quarterly, not less than two hundred fifty thousand dollars ($250) for the quarterly measuring period ending September 30, 2008, (iv) measured monthly, one million five hundred thousand dollars ($1,500) for the monthly measuring periods ending December 30, 2008 through February 28, 2009, and (v) measure monthly, two million dollars ($2,00) for each monthly measuring period thereafter.  Our failure to meet the modified financial covenant stated in the Amendment constitutes an event of default.

During the course of the Company’s year-end audit, our independent auditors requested and we agreed to make certain accounting entries to reverse a previously recognized software license sale of approximately $73 thousand.  The effect was to reduce our EBITDA to a negative $-478 thousand which was below the amount required by the financial covenant with Comerica, for the quarterly measurement period ending June 30, 2008.  On September 12, 2008, we obtained a waiver for this quarterly measurement period requirement.

On August 1, 2008, the Compensation Committee of the Board of Directors (the “Committee”) approved the Annual Incentive Bonus plan (the “Bonus Plan”).  Under this Bonus Plan certain key employees, including the named executive officers are eligible to receive cash bonus payments following each fiscal quarter. The objectives of the Bonus Plan include aligning the eligible participants’ performance with the Company’s business goals to reward and retain high performing key employees, and to attract high quality employees to the Company.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Under the Bonus Plan, participants are eligible to receive bonuses during each bonus year based on individual performance and Company performance.   With respect to bonuses based on individual performance, all or a portion of a bonus may be based on the participant’s attainment of individual performance objectives, as may be determined by the Committee.    Participants are also eligible to receive all or a portion of their bonuses based on the following Company performance criteria: (1) net new monthly rate of revenue; (2) total revenue; and (3) corporate earnings before interest, taxes, depreciation and amortization (the “Company Performance Bonus”).   The plan shall be administered under the direction of the Compensation Committee, therefore, may select additional criteria for the Company Performance Bonus.   For each bonus plan year, the Committee will establish the percentage to use for each of the criteria that comprise the Company Performance Bonus, such that participants are aware of the relative importance of each criterion in determining any Company Performance Bonuses.  To the extent the Company exceeds performance targets, participants are eligible for additional bonus awards.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data

Appendix A

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Other	Net Deductions		Balance at End of Period
Year ended June 30, 2008
Allowance for uncollectible accounts	$365	$580	$119	$(614	)(1)	$450
Allowance for uncollectible accounts remaining from discontinued operations	583	—	(125)	(225	)(1)	233
Deferred tax asset valuation allowance	72,390	—		(6,213	)(2)	66,177

Year ended June 30, 2007
Allowance for uncollectible accounts	181	638	140	(594	)(1)	365
Allowance for uncollectible accounts remaining from discontinued operations	583	—		—		583
Deferred tax asset valuation allowance	73,506	—	52	(1,168	)(2)	72,390

Year ended June 30, 2006
Allowance for uncollectible accounts	10	328	68	(225	)(1)	181
Allowance for uncollectible accounts remaining from discontinued operations	1,109	—	—	(526)		583
Deferred tax asset valuation allowance	$74,714	$—	$995	$(2,203	)(2)	$73,506

(1) Primarily write-offs

(2) Utilization of net operating loss carryforwards at minimum tax rates

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, and reported within the time periods specified in Securities and Exchange Commission ( the “SEC”) rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  We reviewed the results of management’s assessment with our Audit Committee of our Board of Directors.

Management assessed our internal control over financial reporting as of June 30, 2008, the end of our fiscal year.  Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in (COSO).   Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment of our internal control over financial reporting as of June 30, 2008, management has concluded that our internal control financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

We took the following actions during the quarter ended June 30, 2008:

•                  Hired appropriate personnel with strong technical accounting experience commensurate with responsibilities, including appointment of a new Chief Financial Officer and hiring Sr. Manager External Reporting & Technical Accounting.

•                  Improved documentation and communication in establishing and implementing applicable and complex accounting policies including proactive review of recent accounting pronouncements that may affect our financial reporting.

•                  Implemented process improvements including external reporting checklists, regular scheduled staff meetings to discuss accounting and operational issues.

•                  Continued use of outside technical experts on such complex areas as taxes, intangible asset evaluation and stock option accounting.

Management intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis and to improve its controls and procedures and to correct deficiencies that may be discovered in the future in order to ensure that we have timely access to all material financial and non-financial information concerning our business.  However, while the present design of our disclosure controls and procedures is effective, future events affecting our business may cause our management to modify its disclosure and procedures.

Inherent Limitations on Effectiveness of Controls

Our management including our CEO and CFO does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

 ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our directors are as follows:

Name of Director	Age	Title	Annual Meeting at which Term Ends

Andrew Richard Blair	74	Class I Director	2008

William T. Comfort, III	42	Class III Director, Chairman of the Board of Directors	2010

Nicolas De Santis Cuadra	41	Class I Director	2008

Luis A. Rivera	37	Class II Director	2009

James A. Urry	53	Class II Director	2009

Robb Wilson	39	Class III Director	2010

Andrew Richard Blair has been a member of our Board since November 12, 2002. He is a founder of Freimark Blair & Company, Inc., a broker-dealer research boutique located at One Rice Bluff Road, Pawley’s Island, South Carolina.  Mr. Blair has served as President, Chief Executive Officer, Chief Financial Officer and as a director of Freimark Blair since January 1983.  Mr. Blair received his B.S. in Science and Business Administration from Wake Forest University.

William T. Comfort, III has served as a member of our Board since May 2002, and as Chairman of the Board since November 12, 2002. He was a private equity investment professional with CVC Capital Partners, a leading private equity firm based in London, England, from February 1995 until December 2000. From February 2001 to February 2003 he served as a consultant to Citicorp Venture Capital (“CVC”).  He is now principal of Conversion Capital Partners Limited, an investment fund headquartered at 4th Floor, Liscartan House, 127 Sloane Street, London, England.  Mr. Comfort also has served as a director of numerous public and private companies as a representative of CVC Capital Partners and CVC, from all of which he has resigned.  Mr. Comfort is currently a director of Kofax, Inc.  Mr. Comfort received his J.D. and L.L.M. in tax law from New York University School of Law.

Nicolas De Santis Cuadra has been a member of our Board since January 16, 2003. Mr. De Santis Cuadra has served since January 2003 as the Chief Executive Officer of London-based Twelve Stars Communications, an international brand business consulting firm, located at 13 Chesterfield Street, Mayfair, London, which Mr. De Santis Cuadra founded in 1994. He previously served as the Chief Executive Officer of Twelve Stars from 1994 until December 1998. From December 2000 until January 2003, Mr. De Santis Cuadra served as the marketing director of OPODO Ltd., an online travel portal owned by several European-based airlines. From January 1999 until December 2000, Mr. De Santis Cuadra served as Senior Vice President and Chief Marketing Officer of Beenz.com, the Internet currency website.

Luis A. Rivera was appointed our Chief Executive Officer on May 11, 2007.  He has been a director since June 25, 2007.  He previously served as our Interim Chief Executive Officer and President beginning on January 29, 2007.  From May 2005 until his appointment as Interim Chief Executive Officer, Mr. Rivera served as our Chief Operating Officer.  Mr. Rivera continues to serve as President and Chief Executive Officer of Lyris Technologies, Inc. and Uptilt, Inc., positions he has held since May 2005 and October 2005, respectively.  From May 2003 through May 2005, Mr. Rivera was the General Manager of Lyris.  From May 2001 through April 2003, Mr. Rivera was the Director of Sales of Lyris.  From November 1999 through May 2001, Mr. Rivera served as Director of International Sales of Turbolinx, an open source technology company.  Mr. Rivera is a graduate of Claremont McKenna College.

James A. Urry has been a member of our Board since June 25, 2007.  Mr. Urry is a partner at Court Square Capital Management L.P., a private equity firm located at Park Avenue Plaza, 55 East 52nd Street, 34th Floor, New York, New York.  Prior to joining Court Square, he was a partner at Citigroup Venture Capital Equity Partners from 1989 to 2006.  Mr. Urry also serves as a member of the board of directors of Intersil Corporation,  a semiconductor company.  Mr. Urry is the brother-in-law of William T. Comfort, III, one of our directors.

Robb Wilson resigned as an officer and employee of the Company on July 1, 2008 and was appointed a director of the Company on that date.  Mr. Wilson was appointed our Vice President of Technology on January 19, 2006.  From December 15, 2004 until July 1, 2008, Mr. Wilson served as Vice President of Development and Deliverability for Lyris.  Prior to joining Lyris, Mr. Wilson served as President and founder of Piper Software, a pioneer in the development of email deliverability solutions, from October 1, 2004 to December 15, 2004.  Lyris acquired Piper Software in November 2004.  Prior to his tenure at Piper Software, Mr. Wilson served as Vice President of Software Development for Quris, Inc., the online marketing firm, from March 1, 2001 to October 1, 2001.

Our Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, designated Class I, Class II and Class III. Directors serve for staggered terms of three years each.  Messrs. Blair and De Santis Cuadra currently serve as Class I directors, whose terms expire at the Annual Meeting of Stockholders following the 2008 fiscal year. Messrs. Rivera and Urry currently serve as Class II directors whose terms expire at the Annual Meeting of Stockholders following the 2009 fiscal year. Messrs. Comfort and Wilson currently serve as Class III directors, whose terms expire at the Annual Meeting of Stockholders following the 2010 fiscal year.

EXECUTIVE OFFICERS

Our executive officers are as follows:

Name	Age	Title

Luis A. Rivera	37	President and Chief Executive Officer
Heidi L. Mackintosh	38	Chief Financial Officer, Treasurer and Secretary
Blaine Mathieu	41	Senior Vice President and Chief Marketing Officer
Sean Ryan	42	Senior Vice President, Engineering
Jason Han	37	Vice President, Sales
Ray Polanco	41	Vice President, Client Services

The Executive Officers named above were appointed by the Board of Directors to serve in such capacities until their respective successors have been duly appointed and qualified, or until their earlier death, resignation or removal from office.

Biographical information on Mr. Rivera is set forth above.  See “Directors.”

Heidi Mackintosh was appointed our Chief Financial Officer, Secretary and Treasurer on May 1, 2008. Prior to joining us, Ms. Mackintosh served as Vice President and Corporate Controller for BenefitStreet, Inc., an unbundled provider of 401(k) recordkeeping solutions and services since March 2007.  From August 2004 until January 2007, Ms. Mackintosh was the Corporate Controller for OSIsoft, Inc., a performance management enterprise software company.  From July 2002 until August 2004, Ms. Mackintosh was employed as Senior Manager of Technical Accounting at Apple Computer, Inc.  Ms. Mackintosh is a CPA and received her B.A. in Business Administration from the California State University, Hayward.

Blaine Mathieu was appointed our Chief Marketing Officer on April 21, 2008 after having joined us in November 2007 as Senior Vice President, Marketing. Prior to joining us, Mr. Mathieu was general manager and vice president of product and marketing at Corel Corp. He was responsible for creating global marketing and product strategies for a wide range of software products targeted at consumers, businesses and professionals. Mr. Mathieu also held a variety of senior management positions at Adobe Systems, Gartner Group and other companies. He received his MBA from Athabasca University in Canada and his bachelor of commerce degree from the University of Alberta in 1989.

Sean Ryan was appointed our Vice President of Engineering on May 21, 2007.  Since January of 2005, Mr. Ryan has been providing SaaS consulting services and assisted early stage companies in raising investment capital. Notably, he assisted eSchoolware, a provider of hosted assessment services to the educational market, acting as their interim CTO and helping them raise capital.  From January 2004 to December 2004, he acted as the CTO/COO of Booksurge, LLC an online provider of print-on-demand services. In December of 2004 BookSurge was acquired by Amazon.com. From January 2000 to December 2003 Mr. Ryan was a founder and the CTO of ExactTarget, a hosted email solutions provider.

Jason Han was appointed our Vice President of Sales on July 1, 2007.  From April of 2002 to June of 2007, Mr. Han has served as Director of ASP Operations for Lyris.  Prior to joining Lyris, Mr. Han served in various sales management positions with enterprise software companies Turbolinux, Siebel Systems and Netscape Communications.  Mr. Han received a bachelor degree from University of California, Berkeley.

Ray Polanco was appointed our Vice President of Client Services in January 2008. From May 2007 to January 2008, Mr. Polanco was the Director of Service and Support for Lyris. Prior to May 2007 Mr. Polanco held similar director level client services positions at Avid Technology, Zhone Technology, and Lucent. Mr. Polanco studied business administration at San Jose State University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of Common Stock to file with the SEC initial reports of ownership of shares of Common Stock and reports of changes in such ownership. The SEC’s rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, we believe that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended June 30, 2008.

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

The members of the Audit Committee are Messrs. Blair and De Santis Cuadra, with Mr. Blair serving as chairman.  The Board of Directors has affirmatively determined that all members of the Audit Committee meet the current independence requirements of the NASDAQ Stock Market listing standards and applicable rules and regulations of the SEC.  Those standards require that, in addition to meeting the independence standards set forth under “Certain Relationship and Related Transactions – Director Independence,” each member of the Audit Committee must not be an affiliate of ours and must not receive from us, directly or indirectly, any consulting, advisory or other compensatory fees except for fees for services as a director.  The Board of Directors also has determined that Mr. Blair satisfies the requirements for an “audit committee financial expert” and has designated Mr. Blair as our audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table summarizes, with respect to our Chief Executive Officer and each of our other named executive officers, information relating to the compensation earned for services rendered in all capacities during fiscal year 2008.

Summary Compensation Table For Fiscal-Year End 2008 and 2007

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards $ (2)	All Other Compensation ($)		Total ($)

Luis A. Rivera
President and Chief	2008	200,000	165,625	137,532	30,215	(3)	533,372
Executive Officer	2007	200,000	250,000	137,156			587,156

Peter Biro (4)
Former Chief Operating	2008	108,641	35,100	116,698	58,438	(5)	318,877
Officer	2007	165,519	23,010	81,082			269,611

Sean Ryan
Senior Vice President,	2008	211,875	21,630	53,084	6,813	(6)	293,402
Engineering	2007	24,769		3,339			28,108

Jason Han	2008	233,617	13,950	30,521	6,116	(6)	284,204
Vice President, Sales	2007	327,635	5,938	15,240			348,813

(1)

Performance objectives for bonuses are based on individual criteria related to those areas where that executive can influence business outcomes. The CEO, former COO and VP, Sales also had performance objectives based on the company achieving budgeted revenue targets. The bonuses earned by the named executive officers for FY 2008 were in a range of 66% to 88% of their bonus potential. Our annual bonus plan is discussed in greater detail in the narrative following the Summary Compensation Table.

(2)

We account for the cost of stock-based compensation awarded under the 2005 Equity-Based Compensation Plan (the “2005 Plan”) in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”), under which the cost of equity awards to employees is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for fiscal years 2007 and 2008 in accordance with SFAS 123(R) of awards granted under the 2005 Plan and thus may include amounts from awards granted in and prior to fiscal year 2008. All awards are based on the closing market price of our common stock on the date of grant. Assumptions used in calculation of these amounts are included in Note 18 to our consolidated audited financial statements for the fiscal year ended June 30, 2008, included in the Original Form 10-K. The vesting provisions of these options are described in the footnotes to the 2008 Outstanding Equity Awards at Fiscal Year-End table below. Mr. Biro’s 700,000 options were forfeited and cancelled on June 30, 2008 but no portion of the accounting expense related to his stock based compensation was reversed.

(3)

In FY 2008 we initiated a revised policy to limit the number of days of vacation that employees may accrue before those days must be used or forfeited. There was a companywide one-time payout of unused vacation days in excess of that maximum that were forfeited.. Mr. Rivera was paid $17,303 as compensation for the forfeiture of those unused vacation days. Pursuant to Mr. Rivera’s employment agreement, the Company paid the employee portion of his healthcare benefit premiums an amount equal to $6,299. In addition, Mr Rivera received $6,613 as the company’s matching contribution to his individual 401 (k) plan contribution.

(4)

The Company paid Mr. Biro $108,641 for salary and $35,100 as bonus prior to Mr. Biro’s resignation on January 28, 2008, as an employee and Chief Operating Officer. In connection with his resignation, we entered into an agreement with Mr. Biro to provide severance in the amount of $47,500 as follows: (i) $23,750 to be paid immediately and (ii) $23,750 payable on June 30, 2008. In addition, we also agreed that, (a) options for a total of 100,000 shares granted under the Non-Statutory Stock Option Agreement dated August 17, 2006, between the Company and Mr. Biro, would vest and become exercisable following his resignation, with half vesting on February 17, 2008, and half vesting on May 17, 2008, (b) options for 75,000 shares granted under the Non-Statutory Stock Option Agreement dated May 8, 2007, between the Company and Mr. Biro, would vest on May 8, 2008, and (c) all options granted to Mr. Biro that had vested prior to the effectiveness of his resignation or that vest and become exercisable pursuant to clauses (a) and (b) above would remain exercisable until June 30, 2008. Mr. Biro did not exercise any of his options and his 700,000 options have been forfeited and cancelled.

(5)

In addition to severance in the amount of $47,500, Mr. Biro received $7,313 as compensation for accrued but unused vacation days at the time of his resignation and $3,625 as the company’s matching portion to his individual 401 (k) plan contribution.

(6)	Represents the company’s matching portion to their individual 401 (k) plan contributions.

Compensation Philosophy and Objectives

Since the acquisition of our operating subsidiaries, our compensation programs and policies have focused mainly on the areas of retaining and attracting employees necessary to operate the acquired subsidiaries and grow our respective businesses. Historically, the Compensation Committee of our Board of Directors (the “Compensation Committee”) has not utilized a formal compensation policy. Rather, compensation of executives, including the named executive officers, has been established on a more informal, ad-hoc basis. To date, the Company has not undertaken a formal study to determine whether compensation paid to our executives is competitive with that of our competitors. Instead, the Compensation Committee has focused on one-on-one negotiations with our executives at the time of hire for the purpose of recruiting the executive in order to assemble an executive team that will develop and implement our long-term strategic goals.

Annual Bonus Plan

In the fourth quarter of the fiscal year ended June 30, 2007, we began implementing formal procedures to ensure that short term incentive bonuses and annual salary increases are tied to individual performance. All of the named executive officers had specific objectives required to be accomplished in order to achieve their bonus.   Specifically, individual and business objectives established for our named executives were as follows:

Named Executive Officer	Performance Objectives	Percentage of Bonus Potential

Luis Rivera	Key performance objectives included meeting or exceeding EBITDA targets, achieving budgeted revenue targets and development of the executive team.	66%

Peter Biro	Key performance objectives included achieving budgeted revenue targets, achieving staffing targets, certain improvements to hosted customer service and certain specific integration goals.	78%

Sean Ryan	Key performance objectives included engineering and architectural plan implementation for point solutions and Lyris HQ, integration and direction of engineering organization in support of organizational goals, developing of certain metrics and achieving of staffing goals.	86%

Jason Han	Key performance objectives included achieving budgeted revenue targets, achieving budgeted increases to hosted monthly revenue run rates, and achieving of staffing goals.	78%

On August 1, 2008, the Compensation Committee approved an annual incentive bonus plan. Under this bonus plan, certain key employees, including the named executive officers are eligible to receive cash bonus payments following each fiscal quarter. The objectives of the bonus plan include aligning the eligible participants’ performance with the Company’s business goals to reward and retain high performing key employees, and to attract high quality employees to the Company.

Under the bonus plan, participants are eligible to receive bonuses during each bonus year based on individual performance and our company’s performance. With respect to bonuses based on individual performance, all or a portion of a bonus may be based on the participant’s attainment of individual performance objectives, as may be determined by the Compensation Committee. Participants are also eligible to receive all or a portion of their bonuses based on the following Company performance criteria: (1) net new monthly hosted revenue additions (2) total revenue; and (3) corporate earnings before interest, taxes, depreciation and amortization (the “Company Performance Bonus”). The bonus plan is to be administered under the direction of the Compensation Committee and, therefore, the Compensation Committee may select additional criteria for the Company Performance Bonus. For each bonus plan year, the Compensation Committee will establish the percentage to use for each of the criteria that comprise the Company Performance Bonus, such that participants are aware of the relative importance of each criterion in determining any Company Performance Bonuses. To the extent the Company exceeds performance targets, participants are eligible for additional bonus awards.

Employment Agreements/Arrangements

We have entered into employment agreements with our named executive officers.  The employment agreements have the following general terms.

Luis A. Rivera. Effective May 12, 2005, Lyris Technologies, Inc., our wholly owned subsidiary, entered into an employment agreement with Luis A. Rivera, to serve as President and Chief Executive Officer. The term of the agreement is for five years and expires on May 12, 2010. The initial annual base salary under the agreement was and continues to be $200,000 and Mr. Rivera is eligible to receive a quarterly performance bonus based on our profitability. In addition, Mr. Rivera received an award of options to purchase 3,600,000 shares of our Common Stock at an exercise price of $0.30 per share that vest ratably on a quarterly basis over four years from the date of grant.  Mr. Rivera is also eligible to participate in any “Investment Plans” and “Welfare Plans” (as defined in the employment agreement) to the extent applicable generally to our other employees.

The employment agreement also provides for certain severance payments to Mr. Rivera described in greater detail below in the section titled “Potential Payments upon Termination or Change in Control.”

Additionally, following termination Mr. Rivera will be subject to non-competition and non-solicitation provisions for a twelve month period following his termination and ongoing confidentiality and non-disparagement obligations.

Peter Biro. On August 17, 2006, we entered into an employment agreement with Peter Biro to serve as Vice President of Corporate Development and Planning. The term of the agreement was for four years and expires on August 16, 2010. The initial annual base salary under the agreement was $190,000 (subject to adjustment by our board of directors), and Mr. Biro was eligible to receive an annual bonus as determined by our board of directors, provided that such annual bonus is not less than $15,000. In addition, Mr. Biro received an award of options to purchase 400,000 shares of our Common Stock at an exercise price of $0.95, 50 percent of which vested on August 17, 2007 and the remaining 50 percent of which vested (or would have vested had he remained in employment) in four equal installments on the last day of each quarter of the period beginning on August 18, 2007, and ending on August 17, 2008. On May 8, 2007, Mr. Biro was also granted an award of options to purchase 300,000 shares of our Common Stock at an exercise price of $0.83 per share, which will vest in four equal annual installments beginning May 8, 2008.  As indicated above in note 4 to the Summary Compensation Table, Mr. Biro did not exercise any of his options following his termination of employment and they have been forfeited and cancelled.  Mr. Biro was also eligible to participate in any “Investment Plans” and “Welfare Plans” (as defined in the employment agreement) to the extent applicable generally to our other employees.  We also agreed to reimburse Mr. Biro for monthly premiums incurred by Mr. Biro for medical, prescription drug, dental and/or vision insurance for himself and his immediate family, not to exceed $1,200 per month.

The employment agreement also provided for certain severance payments to Mr. Biro described in greater detail below in the section titled “Potential Payments upon Termination or Change in Control.”

Additionally, following his termination Mr. Biro will be subject to non-competition and non-solicitation provisions for a twelve month period following his termination and ongoing confidentiality and non-disparagement obligations.

Sean Ryan. Effective May 29, 2007, Lyris Technologies, Inc. entered into an agreement with Sean Ryan, to serve as Vice President of Engineering. The initial base salary under the agreement was $210,000 and he was also eligible for an incentive bonus of up to $20,000. In addition, Mr. Ryan received an award of options to purchase 400,000 shares of our Common Stock at an exercise price of $0.90 per share, which will vest ratably on an annual basis over four years from the date of grant. Mr. Ryan is also eligible to participate in the company’s benefit plans to the extent applicable generally to our other employees. Mr. Ryan also received a relocation allowance of up to $20,000 as well as certain travel and temporary housing costs. On February 19, 2008, Mr. Ryan was granted an award of options to purchase 250,000 shares of our Common Stock at an exercise price of $0.89 per share, which will vest in four equal annual installments beginning February 19, 2009.

The employment agreement also provided for certain severance payments to Mr. Ryan described in greater detail below in the section titled “Potential Payments upon Termination or Change of Control.”

Jason Han. Effective May 12, 2005, Lyris Technologies, Inc. entered into an employment agreement with Jason Han, to serve as Director of Sales Operations. The term of the agreement is for five years and expires on May 12, 2010. The initial base salary under the agreement was $70,000 and he is also eligible for both incentive bonuses and sales commissions, both on mutual agreed terms between Mr. Han and the Chief Executive Officer. In addition, Mr. Han received an award of options to purchase 400,000 shares of our Common Stock at an exercise price of $0.30 per share, which will vest ratably on an annual basis over four years from the date of grant. Mr. Han is also eligible to participate in any “Investment Plans” and “Welfare Plans” (as defined in the employment agreement) to the extent applicable generally to our other employees. Mr. Han is not entitled to severance upon termination of his employment.

The employment agreement also provided for certain severance payments to Mr. Han described in greater detail below in the section titled “Potential Payments upon Termination or Change in Control.”

Additionally, following termination Mr. Han will be subject to non-competition and non-solicitation provisions for a twelve month period following his termination and ongoing confidentiality.  On July 1, 2007, Mr. Han was appointed our Vice President, Sales.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects outstanding stock options held by the Named Executive Officers as of June 30, 2008.

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		($)	Date

Luis A. Rivera
President and Chief	1,935,612	1,664,388	(1)	0.30	5/6/2015
Executive Officer

Peter Biro (2)
Former Chief Operating
Officer

Sean Ryan
Senior Vice President,	100,000	300,000	(3)	0.90	5/31/2017
Engineering		250,000	(4)	0.89	2/19/2018

Jason Han
Vice President, Sales	300,000	100,000	(5)	0.30	5/6/2015

(1)	The Compensation Committee granted these options to Mr. Rivera on May 6, 2005. The awards vest and become exercisable in equal quarterly installments over a four year period beginning June 30, 2005.

(2)

Mr Biro resigned from the Company on January 28, 2008 as an employee and Chief Operating Officer. In connection with his resignation, Mr. Biro entered into an agreement that awarded him among other things, options for a total of 100,000 shares granted under the Non-Statutory Stock Option Agreement dated August 17, 2006, between the Company and Mr. Biro, that would vest and become exercisable following his resignation, with half vesting on February 17, 2008, and half vesting on May 17, 2008, (b) options for 75,000 shares granted under the Non-Statutory Stock Option Agreement dated May 8, 2007, between the Company and Mr. Biro, would vest on May 8, 2008, and (c) all options granted to Mr. Biro that had vested prior to the effectiveness of his resignation or that vest and become exercisable pursuant to clauses (a) and (b) above would remain exercisable until June 30, 2008. Mr. Biro did not exercise any of his options and his options on 700,000 shares have been forfeited and cancelled.

(3)	The Compensation Committee granted this option to Mr. Ryan on May 31, 2007. The award vests and becomes exercisable in four equal annual installments beginning May 31, 2008.

(4)	The Compensation Committee granted these options to Mr. Ryan on February 19, 2008. The awards vest and become exercisable in four equal annual installments beginning on February 19, 2009.

(5)	The Compensation Committee granted these options to Mr. Han on May 6, 2005. The awards vest and become exercisable in four equal annual installments beginning May 31, 2006.

PENSION BENEFITS, NONQUALIFIED DEFERRED COMPENSATION AND OTHER BENEFITS

We do not sponsor or maintain either a defined benefit plan or a nonqualified deferred compensation plan for the benefit of our employees.

All executive officers are eligible to participate in our 401(k) plan and other benefit programs as described below.  All executive officers are eligible to participate in the group health and 401(k) plans under the same terms and conditions as all other employees with the exception that, by the terms of his employment contract, the employee contribution of the Chief Executive Officer Luis Rivera, under our healthcare plan is paid by us.  These amounts are disclosed in the Summary Compensation Table above.

Our 401(k) plan provides for employer matching funds of up to 50 percent of the first six percent of an employee’s salary for all qualifying employees including executive officers. We do not provide any other retirement benefits or tax-qualified deferred compensation plans or programs for our executive officers, nor do we provide a nonqualified deferred compensation plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Mr. Rivera. Pursuant to his employment agreement, in the event Mr. Rivera’s employment is terminated for good reason or without cause, Mr. Rivera will be entitled to the following:

A lump sum severance payment equal to 1.5 times his then current base salary;

Any annual bonus awarded to Mr. Rivera prior to the date of termination but not yet paid;

Mr. Rivera’s annual base salary through the date of termination to the extent not yet paid;

Any compensation previously deferred by Mr. Rivera;

Any unreimbursed business expenses;

Any “accrued investments” (as defined in the employment agreement); and

Any “accrued welfare benefits”, including any amounts owed as a result of accrued vacation.

At the end of fiscal year 2008, these provisions would have entitled Mr. Rivera to $300,000 plus any other amounts accrued but not yet paid.  Mr. Rivera’s agreement also provides that any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid will be made in the event of his death or disability or if his employment is terminated for cause. Mr. Rivera’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

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

Mr. Biro. Mr. Biro’s employment agreement provided that, in the event his employment is terminated for good reason or without cause, Mr. Biro was entitled to the following:

A lump sum severance payment equal to his then current base salary;

Any annual bonus awarded to Mr. Biro prior to the date of termination but not yet paid;

Mr. Biro’s annual base salary through the date of termination to the extent not yet paid;

Any compensation previously deferred by Mr. Biro;

Any unreimbursed business expenses;

Any “accrued investments” (as defined in the employment agreement); and

Any “accrued welfare benefits”, including any amounts owed as a result of accrued vacation.

At the end of fiscal year 2008, these provisions would have entitled Mr. Biro (had he remained employed) to $190,000 (subject to mitigation) plus any other amounts accrued but not yet paid.  Mr. Biro’s agreement also provided that any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid will be made in the event of his death or disability or if his employment is terminated for cause.  Mr. Biro’s agreement did not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: (i) “cause” meant (a) the failure of Mr. Biro to perform his obligations and duties hereunder to our satisfaction, which failure is not remedied within fifteen (15) days after receipt of written notice from us, (b) commission by Mr. Biro of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Mr. Biro of certain sections of the agreement, which in either case is not remedied within fifteen (15) days after receipt of written notice from us or our

Board of Directors; (iv) the conviction of Mr. Biro of any felony (or a plea of nolo contendere thereto) or any crime involving moral turpitude; or (v) the failure of Mr. Biro to carry out, or comply with, in any material respect any directive of the Board consistent with the terms of this Agreement, which is not remedied within fifteen (15) days after receipt of written notice from us or our Board of Directors; and (ii) “good reason” means (w) a material reduction in the nature or scope of Mr. Biro’s responsibilities or authorities that is not consented to or approved by him, (x) any failure by us to comply in any material respect with the compensation provisions of the agreement that is not consented to or approved by Mr. Biro, (y) failure by us to comply with any other material term or provision of the agreement, or (z) the relocation or transfer of Mr. Biro’s principal office to a location more than 50 miles from the city of Boston, Massachusetts.

As described above, Mr. Biro resigned from his position as employee and Chief Operating Officer on January 28, 2008.  Mr. Biro was not entitled to severance pursuant to his employment agreement as described above, however, in connection with his resignation we entered into an agreement with Mr. Biro to provide severance in the amount of $47,500 as follows: (i) $23,750 to be paid immediately and (ii) $23,750 payable on June 30, 2008. In addition, the we also agreed that, (a) options for a total of 100,000 shares granted under the Non-Statutory Stock Option Agreement dated August 17, 2006, between the Company and Mr. Biro, would vest and become exercisable following his resignation, with half vesting on February 17, 2008, and half vesting on May 17, 2008, (b) options for 75,000 shares granted under the Non-Statutory Stock Option Agreement dated May 8, 2007, between the Company and Mr. Biro, would vest on May 8, 2008, and (c) all options granted to Mr. Biro that had vested prior to the effectiveness of his resignation or that vest and become exercisable pursuant to clauses (a) and (b) above would remain exercisable until June 30, 2008. Mr. Biro did not exercise any of his options and they have been forfeited and cancelled.

Mr. Ryan Mr. Ryan’s agreement provides that, in the event his employment is terminated without cause, we shall pay to Mr. Ryan an amount equal to six months of his current annual base salary at the time of termination.  At the end of fiscal year 2008 this provision would have entitled Mr. Ryan to $112,500 plus any other amounts accrued but not yet paid.  Mr. Ryan’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: “cause” means (a) the failure of Mr. Ryan to perform his obligations and duties hereunder to the satisfaction of us, which failure is not remedied within 15 days after receipt of written notice from us, (b) commission by Mr. Ryan of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material. breach by Mr. Ryan of certain sections of our Proprietary Information and Inventions Agreement (“PIAA”), which in either case is not remedied within 15 days after receipt of written notice from us or our Board of Directors, (d) the conviction of the executive of any felony (or a plea of nolo contendere thereto) or any crime involving moral turpitude, or (e) the failure of Mr. Ryan to carry out, or comply with, in any material respect any directive of the Board of Directors consistent with the terms of the PIAA, which is not remedied within 15 days after receipt of written notice from us or our Board of Directors.

Mr. Han. Mr. Han’s employment agreement provides that, in the event his employment is terminated for good reason or without cause, Mr. Han will be entitled to the following:

A lump sum severance payment equal to his then current base salary:

Any annual bonus awarded to Mr. Han prior to the date of termination but not yet paid;

Mr. Han’s annual base salary through the date of termination to the extent not yet paid;

Any compensation previously deferred by Mr. Han;

Any unreimbursed business expenses;

Any “accrued investments” (as defined in the employment agreement); and

Any “accrued welfare benefits”, including any amounts owed as a result of accrued vacation.

At the end of fiscal year 2008, these provisions would have entitled Mr. Han to $170,000 plus any other amounts accrued but not yet paid.  Mr. Han’s agreement also provides that any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid will be made in the event of his death or disability or if his employment is terminated for cause. Mr. Han’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: (i) “cause” means (a) the failure of Mr. Han to perform his obligations and duties hereunder to the satisfaction of us, which failure is not remedied within 15 days after receipt of written notice from us, (b) commission by Mr. Han of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material. breach by Mr. Han of certain sections of the agreement, which in either case is not remedied within 15 days after receipt of written notice from us or our Board of Directors, (d) the conviction of the executive of any felony (or a plea of nolo contendere thereto) or any crime involving moral turpitude, or (e) the failure of Mr. Han to carry out, or comply with, in any material respect any directive of the Board of Directors consistent with the terms of the agreement, which is not remedied within 15 days after receipt of written notice from us or our Board of Directors; and (ii) “good reason” shall mean any material breach by us of any provision of the agreement.

Additionally, the 2005 Plan gives the Compensation Committee the discretion (but does not require it) to vest options outstanding under the 2005 Plan upon us having a change in control.  The option agreements for each of the named executive officers provide that within one year following us having a change in control, if the executive’s employment is terminated without cause by us, or with good reason by the executive (in each case as defined in the option agreement), any options that would have become exercisable on or prior to the one year anniversary following the termination shall become immediately exercisable and shall remain exercisable until the earlier of the first anniversary of the termination of employment or the earlier expiration of the option in accordance with its terms.  With respect to each of the named executive officers (other than Mr. Biro) such accelerated vesting, assuming a qualifying termination on June 30, 2008, would have resulted in the vesting of an additional 900,000 shares for Mr. Rivera (with a value of $333,000), 137,500 shares for Mr. Ryan, and an additional 100,000 shares for Mr. Han (with a value of $37,000).  The value associated with this accelerated vesting was calculated utilizing the difference between the exercise price of the option shares being accelerated and the closing price of our common stock of $0.67 on June 30, 2008.  The exercise price of each of Mr. Ryan’s options exceeds $0.67 and, therefore, no value has been assigned to his potential vesting acceleration.  Mr. Biro’s option agreements provided that all of his options would become exercisable immediately prior to us having a change in control, however, his options terminated on June 20, 2008 as described above.

COMPENSATION OF DIRECTORS

We provide each non-employee director with an annual retainer of $25,000. Each director receives a fee of $1,000 per meeting attended, plus out-of-pocket expenses. In addition, members of board committees receive a fee of $1,000, plus out-of-pocket expenses, for each non-telephonic committee meeting attended that is not scheduled in conjunction with a meeting of the full Board of Directors, and a fee of $500, plus out-of-pocket expenses, for each non-telephonic committee meeting attended in conjunction with a meeting of the full Board of Directors and for each telephonic meeting of any committee of the Board of Directors.  Our executive officers do not receive additional compensation for serving on the Board of Directors.  Mr. Comfort, our Chairman of the Board, and Mr. Urry have waived all retainers and fees for their services.  On October 11, 2005, Mr. DeSantis Cuadra was granted 120,968 restricted shares of Common Stock under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan, which began vesting ratably on a quarterly basis on January 11, 2006 and continues vesting through October 11, 2008.  Mr. DeSantis Cuadra’s shares were granted in lieu of $75,000 to be received in future annual director retainer fees over the three-year period following the date of grant.

Director Compensation Table

The table below summarizes the compensation paid to our independent directors for the fiscal year ended June 30, 2008.

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

(4)

On October 11, 2005, Mr. DeSantis Cuadra was granted 120,968 restricted shares of Common Stock under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan, which began vesting ratably on a quarterly basis on January 11, 2006, and continues through October 11, 2008. Mr. DeSantis Cuadra’s shares were granted in lieu of $75,000 to be received in future annual director retainer fees over the three-year period following the date of grant. As of the end of fiscal year 2008, 20,165 of these shares remain unvested. We account for the cost of stock-based compensation in accordance with FAS 123(R), under which the cost of equity awards to employees and directors is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. The grant date fair value of the restricted stock granted to Mr. DeSantis Cuadra was $78,629.  Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for fiscal year 2008 in accordance with SFAS 123(R) and thus may include amounts from awards granted in and prior to fiscal year 2008. Mr. DeSantis Cuadra is entitled to receive dividends on the restricted stock underlying this grant along with our other stockholders, although we do not expect to declare dividends on our common stock in the foreseeable future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of September 2, 2008 by:

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

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares

LDN Stuyvie Partnership	42,353,126	(b)	39.5%
David R. Burt	8,010,000	(c)	7.5%
Luis A. Rivera	3,230,612	(d)	3.0%
Andrew Richard Blair	1,002,200	(e)	*
Robb Wilson	451,500	(f)	*
Jason Han	400,000	(g)	*
Nicolas De Santis Cuadra	120,968		*
Sean Ryan	100,000		*
James A. Urry	0	(h)	*
Peter Biro	0		*
Directors and Officers as a group (12 persons)	55,668,406		52.0%

*	Represents beneficial ownership of less than 1%.

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

(c)	Consists entirely of shares held by a family limited partnership, the general partner of which is controlled by Mr. Burt.

(d)	Includes 3,060,612 shares of common stock subject to stock options held by Mr. Rivera on September 2, 2008 and exercisable within 60 days thereafter.

(e)	The shares reported by Mr. Blair consist of 825,000 shares owned by Mr. Blair and his wife, 60,000 owned by Freimark, Blair & Co. pension fund and 117,200 owned by the Blair Family Trust.

(f)	Includes 450,000 shares of common stock subject to stock options held by Mr. Wilson on September 2, 2008 and exercisable within 60 days thereafter.

(g)	Includes 300,000 shares of common stock subject to stock options held by Mr. Han on September 2, 2008 and exercisable within 60 days thereafter.

(h)

Does not include the 42,353,126 shares beneficially owned by LDN Stuyvie Partnership, of which Mr. Urry’s spouse is a partner. Mr. Urry’s spouse has no dispositive or voting authority with respect to the shares beneficially owned by LDN Stuyvie Partnership, and Mr. Urry disclaims beneficial ownership of such shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities related in (a)) (c)

Equity compensation plans approved by security holders	11,046,700	$0.60	1,396,921
Equity compensation plans not approved by security holders		—	—

Total	11,046,700	$0.60	1,396,921

We established the Equity Based Compensation Plan on May 6, 2005. The Equity Based Compensation Plan provides for grants of stock options and stock-based awards to our employees, directors, and consultants. Stock options issued in connection with the Equity Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly or annually and all within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 13,200,000. At June 30, 2008, there were 1,396,921 shares available for grant under the Equity Based Compensation Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS AND AGREEMENTS

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

On January 23, 2008, LDN Stuyvie Partnership (“LDN Stuyvie”), which is controlled by the non-executive chairman of our board of directors, William T. Comfort III, purchased the Amended and Restated Note from the Trust from the sellers of Lyris Technologies, at a discount of 10% for a total purchase price of $5.2 million.  On February 12, 2008, the Amended and Restated Note was amended to extend the due date of the next payment thereunder to November 12, 2008, the maturity date of the Amended and Restated Note.

On March 5, 2008, we entered into a Subscription Agreement (the “LDN Stuyvie Subscription Agreement”) with LDN Stuyvie. Pursuant to the LDN Stuyvie Subscription Agreement, LDN Stuyvie purchased 6,520,374 shares of our common stock at a purchase price of $1.05 per share or $6,846,392.37 in the aggregate. The aggregate purchase price was satisfied by LDN Stuyvie as follows: (1) payment of $1.0 million in cash; and (2) termination of our obligations under the Amended and Restated Note.

Resignation of Former Director

On March 7, 2007, the Board of Directors accepted the resignation of David R. Burt, our director and former Chief Executive Officer (“Burt”).  In connection with the resignation, we, Burt, Texas Addison Limited Partnership (“Addison”), LDN Stuyvie and Andrew Richard Blair (“Blair”), entered into an Agreement and Mutual Release, dated March 8, 2007 (the “Release”).   Blair is a member of our Board of Directors and LDN Stuyvie is controlled by Mr. Comfort, the chairman of our Board of Directors.

Pursuant to the Release, Addison, which is controlled by Burt, agreed to sell (A) to LDN, and LDN agreed to purchase from Addison, 4,166,667 shares (the “LDN Sale Shares”) of Common Stock and (B) to Blair, and Blair agreed to purchase from Addison, 333,333 shares (the “Blair Sale Shares” and together with the LDN Sale Shares, the “Sale Shares”) of Common Stock.  The purchase price paid by LDN and Blair for the Sale Shares was $0.75 per share, or an aggregate of $3,375,000.  The closing of the purchase of the Sale Shares by LDN and Blair occurred on March 16, 2007.  In addition, we waived the transfer restrictions on the remaining Common Stock owned by Burt and Addison in order to permit them to sell such Common Stock on the open market; provided, that (A) the amount of Common Stock sold in any 90-day period shall not exceed 300,000 shares (or such greater or lesser number to appropriately reflect adjustments for stock splits, stock dividends, or similar actions by us with respect to the Common Stock), (B) all sales of Common Stock sold by Addison or Burt pursuant to this provision are to be effected through the Designated Brokerage Firm (defined below) and (C) neither Burt nor Addison will undertake a sale of Common Stock to any Person (defined below) whereby, to the knowledge of Burt or Addison, such sale would (1) cause the Transferee (defined below) to have a Prohibited Ownership Percentage or (2) increase the ownership percentage of any Person already having a Prohibited Ownership Percentage (defined below).  For purposes of the Release, the “Designated Brokerage Firm” means (a) Freimark Blair & Company, Inc. (“Freimark

Blair”), an entity controlled by Blair, or (b) any office of Smith Barney; provided, however, that Smith Barney may only be used in the event (1) Blair retires or terminates his relationship with Freimark Blair; (2) Freimark Blair is unable for any reason whatsoever to provide the brokerage services necessary for Burt and/or Addison to sell the shares permitted under this provision of the Agreement; or (3) Blair or Freimark Blair engage or propose to engage in conduct that is outside the reasonable norms of the brokerage industry.  For purposes of the Release, the terms “Transferee”, “Prohibited Ownership Percentage” and “Person” have the meanings given such terms in Article Fifth of our Certificate of Incorporation.  Once the number of shares of Common Stock owned by Burt falls below a Prohibited Ownership Percentage, Burt and Addison shall be free to sell shares of Common Stock without restriction, other than restrictions imposed by law.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees paid to Burr, Pilger & Mayer LLP and PricewaterhouseCoopers LLP for services provided during fiscal 2008 and 2007:

(In thousands)	2008	2007
Audit Fees (1)	$409	$348
Audit-Related Fees (2)	5	150

Total	$414	$498

(1) Represents fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2) Represents fees for professional services rendered in connection with the acquisitions of Lyris Technologies, Inc., Uptilt, Inc., ClickTracks Analytics, Inc. and Hot Banana Software, Inc.

The Audit Committee has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose.  Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings.  In situations where it is impractical to wait until the regularly scheduled quarterly meeting, the Audit Committee may delegate authority to approve the audit, audit-related, tax and other services to a member of the committee up to a certain pre-determined level as approved by the Audit Committee.  During fiscal years 2007 and 2008, 14 percent and 0% percent, respectively, of the Audit-Related fees described above were not pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)              The financial statements filed as part of this Annual Report at Item 8 are listed in the Financial Statements and Supplementary Data on page 41 of this Annual Report.  All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

b)             See Schedule II:  Appendix A – Valuation and Qualifying Accounts, on Page 71

c)              The following documents are filed or incorporated by reference as exhibits to this Report:

EXHIBIT INDEX

Exhibit No.	Description

2(a)

Stock Purchase Agreement by and among Commodore Resources, Inc., Lyris Technologies, Inc., John Buckman, Jan Hanford, The John Buckman and Jan Hanford Trust and the Company, for certain limited purposes contained therein, dated May 6, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2005).

2(b)

Agreement and Plan of Merger by and among Commodore Resources (Nevada), Inc., Halsey Acquisition Delaware, Inc, Uptilt Inc., David Sousa, in his capacity as Representative, and the Company, dated October 3, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005).

2(c)

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

2(d)

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

3(a)(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30,2007).

3(a)(ii)	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30,2007).

3(a)(iii)

Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30,2007).

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

4(a)(ii)†

First Amendment to the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 4(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30,2007).

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

Exhibit No.	Description

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

10(i)†	Employment Agreement effective May 12, 2005, between Lyris and Luis A. Rivera (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

10(j)†	Employment Agreement effective May 12, 2005, between Lyris and Robb Wilson (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30,2007).

10(k)†

Employment Agreement dated as of August 29, 2005, between Lyris and Joseph Lambert (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

Exhibit No.	Description

10(l)*†

Employment Agreement effective August 17, 2006, between the Company and Peter Biro(incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).

10(m) *†

Agreement and Release effective January 28, 2008 between the Company and Peter Biro (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).

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

10(m)(vii)

Amended and Restated Loan and Security Agreement effective as of March 6, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008).

10(m)(viii)

First Amendment to Amended and Restated Loan and Security Agreement effective as of July 30, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2008).

10(m)(vix)

Waiver Letter from Comerica Bank, dated September 12, 2008, related to a violation of Section 6.7(b)(ii) of the Amended and Restated Loan and Security Agreement, dated as of March 6, 2008, by and among Comerica Bank, Lyris, Inc., Lyris Technologies, Inc and Commodore Resources (Nevada), Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2008).

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

Exhibit No.	Description

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

Dated: September 16, 2008

LYRIS, INC.

By:	/s/ Luis A. Rivera
LUIS A. RIVERA
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William T. Comfort, III	Chairman of the Board and Director	September 16, 2008
(WILLIAM T. COMFORT, III)

/s/ Luis A. Rivera	Chief Executive Officer, President (Principal Executive	September 16, 2008
(LUIS A. RIVERA)	Officer) and Director

/s/ Andrew Richard Blair	Director	September 16, 2008
(ANDREW RICHARD BLAIR)

/s/ Nicolas DeSantis Cuadra	Director	September 16, 2008
(NICOLAS DESANTIS CUADRA)

/s/ James A. Urry	Director	September 16, 2008
(JAMES A. URRY)

/s/ Heidi L. Mackintosh	Chief Financial Officer (Principal Financial and	September16, 2008
(HEIDI L. MACKINTOSH)	Accounting Officer), Secretary and Treasurer