Form 10-Q
period 2008-09-30
LYRIS, INC.
filed 2008-11-05
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-10875

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

Yes  ☐   No  ☒

As of October 1, 2008, Lyris, Inc. had 103,221,882 shares of common stock, $.01 par value, outstanding.

LYRIS, INC. AND SUBSIDIARIES

FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except per share data)

	September 30,	June 30,
	2008	2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$493	$151
Accounts receivable, less allowances of $510 and $378, respectively	7,220	7,660
Prepaid expenses and other current assets	933	1,051
Deferred income taxes	534	619
Deferred financing fees	109	116
Prepaid expenses related to discontinued operations	6	6
Total current assets	9,295	9,603
Property and equipment, net	3,105	3,326
Intangible assets, net	13,732	14,614
Goodwill	35,851	35,924
TOTAL ASSETS	$61,983	$63,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,915	$2,722
Revolving line of credit - short-term	778	555
Income taxes payable	37	24
Accrued expenses remaining from discontinued operations	480	471
Deferred revenue	4,176	4,417
Total current liabilities	8,386	8,189
Revolving line of credit	8,750	9,375
Other long-term liabilities	363	251
TOTAL LIABILITIES	17,499	17,815
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 103,222 and 103,217 shares, respectively	1,032	1,032
Additional paid-in capital	257,346	257,310
Accumulated deficit	(214,184)	(213,080)
Cumulative foreign currency translation adjustment	290	390
Total stockholders’ equity	44,484	45,652
TOTAL LIABILITIES AND STOCKSHOLDERS’ EQUITY	$61,983	$63,467

(1)   Derived from the audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
Revenues:
Subscription revenue	$8,108	$7,044
Other services revenue	1,713	1,805
Software revenue	1,138	1,851
Total revenues	10,959	10,700
Cost of revenues:
Subscription, software and other services	3,727	3,114
Amortization of developed technology	479	602
Total cost of revenue	4,206	3,716
Gross profit	6,753	6,984
Operating expenses:
General and administrative	3,056	3,060
Research and development	562	349
Sales and marketing	3,601	2,577
Amortization and impairment of customer relationship trade names	389	433
Total operating expenses	7,608	6,419
(Loss) income from operations	(855)	565
Interest income	0	2
Interest expense	(133)	(354)
Other income	—	5
(Loss) income from continuing operations before income taxes	(988)	218
Income tax provision	(110)	190
(Loss) income from continuing operations	(1,098)	28

Loss on disposal of discontinued operations, net of tax	(6)	(52)
Net loss	$(1,104)	$(24)

Basic and Diluted:
(Loss) income per share from continuing operations	$(0.01)	$0.00
Loss on disposal of discontinued operations, net of income tax benefit (expense) per share	$(0.00)	$(0.00)
Net loss per share	$(0.01)	$(0.00)

Weighted average shares used in calculating net (loss) income per common share:
Basic and Diluted	103,222	96,360

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended September 30,
	2008	2007

Cash Flow from Operating Activities:
Net loss	$(1,104)	$(24)

Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Loss on disposal of discontinued operations, net of tax	6	52
Stock-based compensation expense	34	117
Depreciation and amortization	1,172	1,273
Amortization of deferred financing fees	7	—
Provision for bad debt	84	148
Deferred income tax benefit	85	4
Changes in assets and liabilities:
Accounts receivable	356	(300)
Prepaid expenses and other current assets	116	(73)
Accounts payable and accrued expenses	292	(43)
Accrued interest	—	136
Deferred revenue	(240)	7
Income taxes payable	26	45
Net cash flows provided by continuing operations	834	1,342
Net cash flows provided (used in) by discontinued operations	4	(137)
Net cash provided by operating activities	838	1,205
Cash Flows from Investing Activities:
Purchases of property and equipment	(87)	(263)
Payments for business acquired, net of cash acquired	—	(69)
Net cash used in investing activities	(87)	(332)
Cash Flows from Financing Activities:
Proceeds from sale of treasury stock	—	122
Proceeds from exercise of stock options	2	—
Payment for purchase of treasury stock	—	(1,670)
Proceeds from debt and credit arrangements	5,253	5,447
Payment of debt and credit arrangements	(5,655)	(5,150)
Net cash used in financing activities	(400)	(1,251)
Effect of exchange rate changes on cash and cash equivalents	(9)	62
Net increase (decrease) in cash and cash equivalents	342	(316)
Cash and cash equivalents, beginning of period	151	659
Cash and cash equivalents, end of period	$493	$343

Supplemental cash flow information:
Cash paid for interest	$135	$217
Cash paid for taxes	$—	$410

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Note 1 - Description of Business

Lyris, Inc. (the “Company”) provides hosted and installed software solutions to marketers for small-to-medium business.

Our flagship offering, Lyris HQ, is a comprehensive Web-based hosted marketing solution. It consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface and offers multiple solutions for marketing programs. It includes unlimited search engine keyword management, Web analytics, Web content management, cost-effective pay-per-click (“PPC”) management and email deliverability solutions for the price of a single seat. For the quarter ended September 30, 2008, we have approximately 326 Lyris HQ subscription customers, a 42% increase from the previous quarter that ended June 30, 2008.

In July 1, 2008, we introduced our Lyris HQ Agency Edition, a digital-marketing campaign management tool, primarily focused on marketing agencies. As part of our business strategy, we integrated our software offerings: Hot Banana (“HB”), Web content management system and ClickTracks, Web analytic solution into our Lyris HQ offering. We will continue to provide software solutions, including List Manager (“LM”) to a wide range of customers.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year ends on June 30. References to fiscal 2009, for example, refer to the fiscal year ending June 30, 2009.

Basis of Presentation and Consolidation

We prepare the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K, for fiscal year ended June 30, 2008 (the “Form 10-K”).

Our consolidated financial statements include our accounts and accounts of our subsidiaries. We eliminate from our financial results all significant intercompany transactions.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity. Specifically, we are now disclosing subscription revenue separately from services revenue.

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

Our chief executive officer (“CEO”) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. We have determined that we operate in a single operating segment, specifically e-marketing technology and services.

Use of Estimates and Assumptions

In accordance with U.S. GAAP, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. These estimates are based on the analysis of historical and expectations of future trends, which can require extended periods of time to resolve, and are subject to change from period to period. Accordingly, the actual results may ultimately differ from estimates and assumptions. Our accounting estimates that require most significant and subjective judgments include, but are not limited to, the accounting for doubtful accounts, amortization and depreciation (estimated useful lives), goodwill and intangible assets valuation, discontinued operations, valuation and recognition of stock-based compensation, current and deferred taxes, and other contingencies.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Foreign currency translation

We record assets, liabilities and results of operations at the operating entity level outside of the United States based on their functional currency. One of our operating entities – Hot Banana – uses the Canadian dollar as its functional currency. On consolidation, we translate all assets and liabilities denominated in a foreign currency into U.S. dollars at the exchange rate in effect on the balance sheet date. We translate revenues and expenses at the average exchange rate during the period. We translate equity transactions using historical exchange rates. We recognize the resulting translation adjustments within other comprehensive income, as a separate component of shareholders’ equity. As of September 30, 2008, the fluctuation in the exchange rates resulted in foreign currency translation losses, reflected as a component of comprehensive loss in stockholders’ equity of $100 thousand. Foreign currency transaction gains and losses are included in net income for the period as incurred.

Certain Risks and Uncertainties

We operate in a highly competitive and dynamic market. Accordingly there are factors that could adversely impact the Company’s current and future operations or financial results including, but are not limited to, the following: our ability to obtain rights to or protect our intellectual property; changes in regulations; our ability to develop new products accepted in the marketplace; future impairment charges; competition including, but not limited to, pricing and products or product features and services; litigation or claims against us; and the hiring, training and retention of key employees.

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables. We sell our products primarily to customers throughout the United States. We monitor the credit status of our customers on an ongoing basis and we do not require our customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for the quarter ended September 30, 2008 and 2007. Moreover, there was no single customer or supplier that accounted for more than 10% of our trade receivables, for the quarter ended September 30, 2008 and 2007.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, and certain other accrued liabilities, approximate their fair values due to their short maturities.

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

Subscription and Other Services Revenue

Services revenue is derived from several sources including hosted software for use by customers (subscription revenue), providing professional consulting and technical support (maintenance) services (other services revenue).

Our subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and may include multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Hosting revenue is recognized monthly based on the usage defined in the agreement. Excess usage is billed and recognized as revenue when incurred.

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Technical support (maintenance) revenue, including revenue that is part of a multiple element arrangement, is deferred and recognized ratably over the term of the agreement, which is generally one year.

Software Revenue

We recognize software license revenue in accordance with the provisions of SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products and maintenance, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”). VSOE exists (delivered and undelivered) for the majority of our elements. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE does not exist for all elements, revenue for the delivered elements is recognized (software licenses) as the difference between the total arrangement fee and the total VSOE of the undelivered elements.

Under the guidance of SOP 97-2, we determine VSOE of fair value based on actual prices charged for standalone sales of maintenance. To accomplish this we track sales for the maintenance product when sold on a standalone basis for a one year term and compare to sales of the associated licensed software product.

We perform a quarterly analysis of the actual sales for standalone maintenance and licensed software to establish percentage of sales relationships for each level of maintenance and licensed software. The result of this analysis has historically been a tight range of percentage of sales relationships centered on a mid-point which is then used as VSOE of fair value for the maintenance element. This percentage is also used to determine maintenance revenue in bundled software sales that is recognized ratably over the maintenance period.

We recognize revenue from our professional services at the time of delivery of the software license in accordance with the guidance in SOP 97-2. We established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, the full value of the arrangement is deferred and recognized ratably over the term of the agreement.

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

Goodwill, Long-lived Assets and Other Intangible Assets

We classify our intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

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

We test goodwill and our intangible assets with indefinite lives not subject to amortization under the provision of SFAS No. 142, “Goodwill and Other Intangible Assets.” for annual impairment testing. In addition, we consider the following significant factors that could trigger an impairment review prior to annual testing:

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161(“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities ,” and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the second quarter of fiscal 2009. As of September 30, 2008, we do not have any derivative instruments and hedging activities. We expect the adoption of SFAS 160 will not have an impact on our consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. The new Statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other matters, it also requires the recognition of a noncontrolling interest (sometimes called “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent’s company’s equity. Among other requirements, SFAS 160 requires consolidated net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. As of September 30, 2008, we do not have a noncontrolling interest (minority interest) in a subsidiary.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141R”), “Business Combinations,” which replaced SFAS 141, “Business Combinations.” The new Statement will significantly change the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods. Under SFAS 141R, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed , and any noncontrolling interest in the acquiree measured at their fair values as of the acquisition date, with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items, including: (1) expensing acquisition-related costs as incurred; (2) noncontrolling interests are measured at fair value at the acquisition date; (3) expensing acquisition-related restructuring costs; and (4) the recognition of changes in the acquirer’s income tax valuation allowance. In addition, SFAS 141R includes a substantial number of new disclosure requirements. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited and would be applicable for business combinations after the adoption date. We expect it will have an impact on our accounting for future business combination once adopted but the effect will be determined by the future acquisitions made.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115,” (“SFAS 159”). SFAS 159 permits companies to elect to measure certain financial instruments and other items at fair value (“fair value option”), instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 requires that unrealized gains and losses are reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on July 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

statements on a recurring basis (at least annually). SFAS No. 157 is effective for us beginning July 1, 2008; However, FSP 157-2 delays the effective date for certain items to July 1, 2009. As of September 30, 2008, we do not have financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value in an annual basis. Therefore, we believe that adopting of SFAS 157 will not have an impact on our consolidated financial statements.

Note 3 - Intangible Assets

The components of intangible assets are consists of the following:

(in thousands)	September 30, 2008	June 30, 2008
Amortizable intangibles:
Customer relationships	$9,514	$9,536
Developed technology	12,011	12,041
Tradenames	1,486	1,498
	23,011	23,075
Less: accumulated amortization	(11,482)	(10,664)
Less: impairment	(4,086)	(4,086)
	7,443	8,325
Non-amortizable intangibles:
Trade names	6,289	6,289
Total intangible assets, net of amortization	$13,732	$14,614

Total amortization for the three months ended September 30, 2008 and 2007 was $868, $1,000, respectively. For quarter ended September 30, 2008 and 2007, amortization of developed technology, classified as cost of revenue was $479 and $602, respectively.

As of September 30, 2008, a $73 foreign currency translation adjustment decreased net intangible assets, as a result of changes in the foreign currency exchange rate between the U.S. dollar and Canadian dollar.

Note 4 - Goodwill

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The following table outlines our goodwill, by acquisition:

(in thousands)	September 30, 2008	June 30, 2008

Lyris Technologies	$17,491	$17,491
EmailLabs	10,680	10,680
ClickTracks	5,891	5,891
Hot Banana	1,789	1,862

Ending balance at September 30, 2008	$35,851	$35,924

As of September 30, 2008, Goodwill consisted of the following:

Amount (in thousands)
Beginning balance at June 30, 2008	$35,924
Foreign currency translation adjustment	(73)

Ending balance at September 30, 2008	$35,851

Note 5 - Property and Equipment

Property and equipment consists of the following:

(In thousands)	September 30, 2008	June 30, 2008

Computers	$3,820	$3,776
Furniture and fixtures	550	553
Leasehold improvements	87	663
Software	719	110
Other equipment	360	360
	5,536	5,462
Less: accumulated depreciation and amortization	(2,431)	(2,136)
	$3,105	$3,326

Depreciation expense for the three months ended September 30, 2008 and 2007 was approximately $304, and $282, respectively.

Note 6 - Revolving Line of Credit

On July 30, 2008, we entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “Amendment”) with Comerica Bank. The Amendment amends and restates the financial covenant related to measuring our EBITDA, which is the earnings before interest, taxes, depreciation, amortization and non-cash stock compensations plus any cash or non-cash expenses related to discontinued operations (such as expenses capped at $200).

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

As amended, the covenant requires the following minimum EBITDA calculations, as measured on a rolling three-month basis, as follows: (i) measured quarterly, not less than eight hundred thousand dollars ($800) for the quarterly measuring period ending March 31, 2008, (ii) measured quarterly, not less than negative four hundred thousand ten dollars ($-410) for the quarterly measuring period ending June 30, 2008, (iii) measured quarterly, not less than two hundred fifty thousand dollars ($250) for the quarterly measuring period ending September 30, 2008, (iv) measured monthly, one million five hundred thousand dollars ($1,500) for the monthly measuring periods ending December 30, 2008 through February 28, 2009, and (v) measure monthly, two million dollars ($2,000) for each monthly measuring period thereafter. Our failure to meet the modified financial covenant stated in the Amendment would constitute an event of default. We were in compliance with these requirements as of September 30, 2008.

As previously disclosed in the Form 10-K, on September 12, 2008, we obtained from Comerica Bank a waiver to a violation of the financial covenant requiring minimum EBITDA contained in the Amendment. Without the benefit of the Comerica Banks waiver of the covenant requiring minimum EBITDA contained in the Amendment with respect to the period ended June 30, 2008, the Company would have been in default of such covenant.

As of September 30, 2008, we a have $11,667 revolving line of credit facility, less an outstanding balance of $9,528, and $240 used for letters of credit. Accordingly, the availability under this revolving line of credit was $1,899.

Note 7 - Discontinued Operations

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

The remaining assets and liabilities from discontinued operations consisted of the following:

(In thousands)	September 30, 2008	June 30, 2008

Prepaid expenses pertaining to insurance deposits	6	6
Accounts receivable remaining from discontinued operations	233	233
Allowance for doubtful accounts remaining from discontinued operations	(233)	(233)
Total assets related to discontinued operations	$6	$6

Accrued expenses remaining from discontinued operations	$480	$471
Total liabilities related to discontinued operations	$480	$471

We have fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, we will record a gain in the period of collection.

For the quarter ended September 30, 2008 and 2007, loss on disposal of discontinued operations, net of taxes, was $6, and $52, respectively. The loss incurred was primarily related to litigation costs and legacy insurance expenses.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

(In thousands)	September 30, 2008	June 30, 2008
Accounts payable	$655	$748
Accrued compensation and benefits	1,269	1,192
Other	991	782

	$2,915	$2,722

Note 9 - Income Taxes

Our effective tax rate was approximately 11 percent and 115 percent for the three months ended September 30, 2008 and 2007, respectively. We recorded a provision for income taxes of $110 for the quarter ended September 30, 2008, compared to $190 for the same period a year ago.

The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008	%	2007	%
Expected federal income tax expense (benefit) at the statutory rate	$(348)	(35.0)%	$58	35.0%
State income taxes, net of federal benefit	64	6.5%	105	19.2%
Utilization of NOL carryover	304	30.8%	342	62.8%
Amortization of intangible assets	(94)	(9.6)%	(341)	(62.5)%
Other, net	184	18.0%	26	60.1%
	$110	10.7%	$190	114.6%

We record liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). For the three months ended September 30, 2008, there were no material changes to the Company’s unrecognized tax benefits.

The tax positions for the Company and its subsidiaries are subject to income tax audits. Tax returns for all tax years since fiscal year 2005 remain open to Internal Revenue Service audit, and tax returns for all tax years since 2001 remain open for state income tax audit. As of September 30, 2008, there are no current federal and state income tax audits in progress.

We are subject to income tax in some jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or results of operations.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Note 10 - Comprehensive (Loss) Income

The following table shows the computation of comprehensive (loss) income:

	Three Months Ended September 30,
(In thousands)	2008	2007

Net loss	$(1,104)	$(24)
Other comprehensive income:
Foreign currency translation adjustments	(100)	241
Total comprehensive (loss) income	$(1,204)	$217

Other comprehensive (loss) income is primarily comprised of gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

Note 11 - Net (Loss) Income per Share

SFAS No. 128, Earnings Per Share, requires the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Three Months Ended September 30,
(in thousands)	2008	2007

(Loss) income from continuing operations	$(1,098)	$28
Loss on disposal of discontinued operations, net of income tax benefit (expense) per share	(6)	(52)
Net loss per share	$(1,104)	$(24)

Weighted average shares outstanding:
Basic	103,222	96,360
Effective of dilutive securities:
Stock options	—	—

Diluted shares	103,222	96,360

Basic and Diluted
(Loss) income per share from continuing operations	(0.01)	0.00
Loss on disposal of discontinued operations, net of income tax benefit (expense) per share	(0.00)	(0.00)
Net loss per share	(0.01)	(0.00)

In accordance with SFAS 128, unvested stock options to purchase Lyris, Inc. shares are excluded from the calculations of net loss per share for the three months ended September 30, 2008 and 2007, as their effect on net loss per share would be antidilutive. Outstanding weighted average shares excluded from the calculations were 5,592 and 5,141 for the three months ended September 30, 2008 and 2007.

Note 12 – Stock-Based Compensation

We recognized total stock-based expense including employee stock awards and purchases under stock purchase plans, in accordance with FASB No. 123(R), “Shared-Based Payments” (“SFAS 123(R)”).

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

September 30, 2008
Weighted average fair value of options at grant date	$0.49
Expected dividends	—
Expected volatility	53%
Expected term of the option	4.5 years
Risk-free interest rates	2.83-3.22%

The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in our peer group and the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on our common stock, its historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact that we have no intention of paying dividends in the near term.

The following table summarizes stock option activity for the three months ended September 30, 2008:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding on July 1, 2008	11,047	0.60	7.88
Granted	1,021	0.49
Exercised	(5)	0.46
Forfeited/expired	(566)	0.77
Outstanding on September 30, 2008	11,497	0.58	7.81
Exercisable on September 30, 2008	5,592	0.41	6.85

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008, was $1,281 and $1,007, respectively. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The following table summarizes information concerning option outstanding and exercisable option activity as of September 30, 2008:

Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.30-$0.30	5,325	6.60	0.30	4,354	0.30
$0.46 - $0.60	1,280	9.11	0.50	241	0.53
$0.62 - $0.83	1,727	8.84	0.74	347	0.68
$0.85 - $0.90	1,333	9.11	0.89	137	0.89
$0.91 - $0.91	109	8.36	0.91	41	0.91
$0.95 - $0.95	89	8.84	0.95	22	0.95
$0.96 - $0.96	812	7.88	0.96	425	0.96
$1.05 - $1.05	15	9.33	1.05	1	1.05
$1.23 - $1.23	101	9.19	1.23	3	1.23
$1.30 - $1.30	706	9.14	1.30	21	1.30

Total	11,497	7.81	$0.58	5,592	$0.41

The following table summarizes the allocation of stock-based compensation expense:

	For the Three Months Ended September 30,
	2008	2007
Cost of revenues	62	56
General and administrative	(71)	20
Research and development	20	10
Sales and marketing	23	31

Total stock-based compensation expense	34	117

We recognize stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 4.5 years. Our total stock-based compensation expense was approximately $34 and $117 for the quarter ended September 30, 2008 and 2007, respectively. For the period ended September 30, 2008, we recorded a $250 adjustment to our stock-based compensation. This adjustment was based on a change to our forfeiture rate, which was attributable primarily to a higher turnover in our organization than was previously estimated, our estimated forfeiture rate increased from 12% to 14%.

As of September 30, 2008, the unrecognized deferred stock-based compensation balance related to stock options was approximately $2,441 before estimated forfeitures and will be recognized over an estimated weighted average 2.5 years.

Note 13 - Commitments and Contingencies

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. There have been no material changes to our lease commitments and obligations disclosed in Item 8, Part II, Note 8 of the Notes to Consolidated Financial Statements in the Form 10-K, for fiscalyear ended June 30, 2008.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Legal claims

NovaCare v. Stratford Nursing Home. We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146, which we have fully reserved. Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money. Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1,000. We believe that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party. On September 17, 2008, Stratford Nursing Home filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. District Bankruptcy Court for the Southern District of New Jersey (Camden). Due to the bankruptcy filing, it is unlikely that we will be able to collect on this receivable although we will continue to monitor the bankruptcy proceedings.

Other Cases and Claims

O’Leary v. Joyner Sports Medicine. We are a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to us. As a result, PHICO will not be permitted to pay any claims on our behalf; however, the remaining claims were transferred to various state guaranty funds. Since 2002, state insurance guaranty funds have paid the amounts due for liability claims settlements on our behalf. Based on our discussion with the state guaranty funds and a review of claims during the third quarter of 2004, we now believe that a payment may be required to settle a professional liability claim that may exceed the amount available to us under the applicable state guaranty fund limits. We recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund. On October 20, 2008, we have reached an agreement with the plaintiff to settle this claim for an amount that was approximately $289.

LYRIS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying Notes in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our Annual Report on Form 10-K (the “Form 10-K”) for fiscal year ended June 30, 2008, filed September 17, 2008.

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in Item 1A of the Form 10-K , and those found elsewhere in this Form 10-Q, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

Our Business

General

Lyris Inc. (the “Company”) is a leading digital marketing technology and services firm. We provide hosted and installed software solutions to marketers for small-to-medium business. Our digital marketing software and services provide clients with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to clients who use the Internet to communicate with their customers and members.

Since November 2007, we have offered Lyris HQ, a comprehensive marketing Web-based hosted marketing solution, as an all-in-one marketing email offering and acts as our new marketing headquarters. Lyris HQ consolidates a full suite of digital marketing technologies into a single sign-on dashboard interface and offers multiple solutions for most important marketing programs. It includes unlimited search engine keyword management, Web analytics, Web content management, cost-effective pay-per-click (“PPC”) management and email deliverability solutions for the price of a single seat, pricing model offering that is a full, seat-base model. For the quarter ended September 30, 2008, we have approximately 326 Lyris HQ subscription customers, a 42% increase from June 30, 2008. Additionally, in July 1, 2008, we introduced our Lyris HQ Agency Edition, digital-marketing campaign management tool, primarily focus on marketing agencies.

As part of our business strategy, we integrated our software offerings: Hot Banana (“HB”), Web content management system and ClickTracks, Web analytic solution into our Lyris HQ offering. We will continue to provide software solutions, including List Manager to a wide range of customers.

We operate in the highly competitive industry and face strong competition from other general and specialty software companies. In order to increase our revenues and improve our financial results, we expect to continue expanding and upgrading our all-in-one on demand marketing offering, Lyris, HQ, and increase the number of hosted customers. We continue to implement key growth initiatives in order to achieve long-term sustainable growth, create value for our stockholders, and deliver valued products and services to our customers.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates, judgments and assumptions that affect our reported amounts in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ significantly from these estimates. We evaluate our estimates and assumptions on an ongoing basis, our most critical accounting policies and estimates relate to the following:

•                  revenue recognition

•                  deferred revenue

•                  loss contingencies

•                  valuation allowance and reserves

•                  accounting for stock-based compensation

•                  accounting for goodwill, long-lived assets and other intangible assets

•                  accounting for income taxes

Our significant accounting policies are disclosed to our consolidated financial statements in our Form 10-K. For the first quarter of fiscal year 2009, we believe that the following significant critical accounting policies mostly affect our estimates and judgments in the preparation of our consolidated financial statements.

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

Subscription and Other Services Revenue

Services revenue is derived from several sources including hosted software for use by customers (subscription revenue), providing professional consulting services and technical support (maintenance) services (other services revenue).

Our subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and may include multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In addition, because we provide our applications as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Hosting revenue is recognized monthly based on the usage defined in the agreement. Excess usage is billed and recognized as revenue when incurred.

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

Software Revenue

We recognize software license revenue in accordance with the provisions of Statements of Positions (“SOP”) No. 97-2, “Software Revenue Recognition.” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products and maintenance, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”). VSOE exists (delivered and undelivered) for the majority of our elements. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE does not exist for all elements, revenue for the delivered elements is recognized (software licenses) as the difference between the total arrangement fee and the total VSOE of the undelivered elements.

Under the guidance of SOP 97-2, we determine VSOE of fair value based on actual prices charged for standalone sales of maintenance. To accomplish this we track sales for the maintenance product when sold on a standalone basis for a one year term and compare to sales of the associated licensed software product.

We perform a quarterly analysis of the actual sales for standalone maintenance and licensed software to establish the percentage of sales relationships for each level of maintenance and licensed software. The result of this analysis has historically been a tight range of percentage of sales relationships centered on a mid-point which is then used as VSOE of fair value of the maintenance element. This percentage is also used to determine maintenance revenue in bundled software sales that is recognized ratably over the maintenance period.

We recognize revenue from our professional services at the time of delivery of the software license in accordance with the guidance in SOP 97-2. We established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, the full value of the arrangement is deferred and recognized ratably over the term of the agreement.

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

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience, changes in our customer payment history and a review of the current status of trade accounts receivable. If any of these factors change, it is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $510 thousand and $378 thousand at September 30, 2008 and June 30, 2008, respectively.

Loss Contingencies

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the outcome of the litigation is more adverse to us than management currently expects, then we may have to record additional charges in the future. Refer to Note 13 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details on commitments and contingencies.

Stock-Based Compensation

We account for share-based payment to employees, including employee stock awards and purchases under stock purchase plans, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Shared-Based Payments” (“SFAS No. 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

We estimate the fair value of each option grant on the grant date using the Black-Scholes option-pricing model. The assumptions used in this model require the exercise of judgment. The total value at the grant date is recognized over the vesting period of the options on a straight-line basis. During the first quarter of fiscal year 2009, we recorded a $34 thousand stock-based compensation. Refer to Note 12 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details on Stock-Based Compensation.

Goodwill, Long-lived Assets and Other Intangible Assets

We classify our intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Refer to Note 3 and 4 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details on intangibles and goodwill.

Accounting for Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We utilize certain tax strategies to lower taxable income. We believe that we will be able to establish with state tax authorities that we are entitled to all or most of the benefits from these strategies. However, these tax strategies are subject to certain assumptions and interpretations of the relevant legislation and judicial history that may or may not be accepted by the tax authorities. Based on our assessment on any challenges from state tax authorities, we recognize a liability on uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,”. For the three months ended September 30, 2008, there were no material changes to the Company’s unrecognized tax benefits.

Results of Operations

Overview

For the three months ended September 30, 2008, our total revenue was approximately, $11.0 million, an increase from $10.7 million, or 2%, when compared with the same period a year ago.

Our gross profit in the first quarter of fiscal year 2009 was $6.8 million, a $24 thousand, or 3% decrease, compared to gross profit of $7.0 million of the first quarter of fiscal year 2008.

Operating expenses were $7.6 million and $6.4 million for the quarter ended September 30, 2008 and 2007, respectively. Our stock-based compensation included in the first quarter of fiscal year 2009 and 2008 was $34 thousand and $117 thousand, respectively. During the first quarter of fiscal year 2009, we recorded a $250 thousand adjustment to our stock-based compensation. This adjustment was based on our high forfeiture experience which was attributable primarily to high turnover in our organization, our forfeiture rate increased from 12% to 14%.

Our net loss for the three months ended September 30, 2008 and 2007 was $1.1 million and  $24 thousand, respectively.

We generated $0.8 million of cash from operating activities, as compared to $1.2 million during the same period a year ago. We used $0.9 million in investing activities and $0.4 million in financing activities.

For Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30, 2008
		% of Total Company Revenue		% of Total Company Revenue	Quarter Change 2008 vs. 2007
(In thousands, except percentages)	2008	%	2007	%	Dollars	Percent
Subscription and services
Hosted revenue	$8,108	74%	$7,044	66%	1,064	15%
Support and maintenance revenue	1,370	13%	1,359	13%	11	1%
Professional services revenue	343	3%	446	4%	(103)	(23)%
Total subscription and support revenues	9,821	90%	8,849	83%	972	11%
Software revenue	$1,138	10%	$1,851	17%	$(713)	(39)%
Total revenue	$10,959	100%	$10,700	100%	$259	2%

Subscription and Support Revenues

Subscription and other services increased approximately by $972 thousand, or 11%, in the first quarter ended September 30, 2008, compared with the same period a year ago. The increase in subscription and services was driven primarily by hosted revenue growth of $1.1 million, or 15%, due to sustaining a 42% Lyris HQ subscription customer increase from the previous quarter. This increase was offset by a 23% decrease in our professional services revenue in the first quarter of fiscal year 2009 compared to fiscal year 2008. This decrease was due to approximately a 22% increase in deferred professional services revenue related to long-term contracts in the first quarter of fiscal year 2009 compared with the same period a year ago.

 Software Revenue

Software revenue decreased approximately by $713 thousand, or 39%, for the three months ended September 30, 2008, when compared with the same period a year ago. The decline was primarily attributable to market shift and management’s focus from software license sales to a hosted revenue model. Currently, our customers continue to show their preference for hosted and Web-

based solutions, thus we intend to substantially invest our resources on this market. However, we will continue to provide software solutions, including List Manager to a wide range of customers.

Cost of revenue

	Three Months Ended September 30,		Quarter Change
(In thousands, except percentages)	2008	2007	2008 vs. 2007
Cost of revenue	$4,206	$3,716	$490
As percent of revenue	38%	35%	4%

Cost of revenues includes expenses primarily related to engineering employee costs, support and hosting our services, the data center costs, amortization of developed technology, depreciation of computer equipment, website development costs and overhead allocated costs.

Cost of revenue increased approximately $490 thousand, or 13%, in the first quarter ended September 30, 2008, compared to the same period a year ago. This increase was driven by higher allocated employee-related costs. Our headcount-related costs are mainly related to salary and compensation benefits. The impact was due to headcount increase in professional services to support Lyris HQ hosted customers.

	Three Months Ended September 30, 2008
		% of Total Company Revenue		% of Total Company Revenue	Quarter Change 2008 vs. 2007
(In thousands, except percentages)	2008	%	2007	%	Dollars	Percent
Operating expenses:
General and administrative	3,056	28%	3,060	29%	(4)	(0)%
Research and development	562	5%	349	3%	213	61%
Sales and marketing	3,601	33%	2,577	24%	1,024	40%
Amortization of customer relationship trade names	389	4%	433	4%	(44)	(10)%
Total operating expenses	$7,608	69%	$6,419	60%	$1,189	19%

General and administrative

General and administrative expenses consist primarily of compensation and benefits for administrative personnel, professional services which include consultants, legal fees, and accounting, audit and tax fees, and costs related to corporate operations including stock-based compensation and other corporate development costs.

General and administrative expenses remained flat in the first quarter ended September 30, 2008 when compared with the same period a year ago. During the first quarter ended September 30, 2008, as part of our cost-reduction initiative, we consolidated our office locations. We closed our Santa Cruz and Philadelphia offices and integrated their accounting process and sales functions to our corporate office in San Jose, California. The cost associated with this integration was approximately $15 thousand. We intend to continue to improve our margins through increased efficiency in operating expenses.

Research and development

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount related expenses associated with product development.

Research and development expenses increased $213 thousand in the three months ended September 30, 2008 when compared with the same period a year ago. This increase was due to higher headcount resulting from increased employee-related costs, which were partially offset by lower consultant costs attributable to less utilization of subcontractors.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars and other programs.

Our sales and marketing costs for the three months ended September 30, 2008 and 2007 were $3.6 million and $2.8 million, respectively. A $1.0 million, or 40%, increase in sales and marketing during the first quarter of fiscal year 2009, was primarily driven by a 70% increase in corporate marketing and advertising costs, associated with the Lyris HQ offering. In addition, headcount-related expenses, associated with salary and compensation benefits, increased by 25% during the three months ended September 30, 2008, compared with the same period a year ago.

We expect sales and marketing costs to continue to represent a significant portion of operating expenses in the future as we continue to expand awareness of our products and services by increasing our involvement in number of marketing events.

Amortization of customer relationships

Amortization and impairment of customer relationships tradenames reflected a decrease of approximately $44 thousand or 10%, during the first quarter of fiscal year 2009. The decrease was associated with the impairment testing in the second quarter of fiscal year 2008, which resulted in our restating our intangible costs based on fair value recognition

Interest expense

	Three Months Ended September 30,		Quarter Change
(In thousands, except percentages)	2008	2007	2008 vs. 2007
Interest expense	$133	$354	$(221)
As percent of revenue	1%	3%	(2)%

Our net interest expense decreased approximately by $221 thousand, or 2%, in the three months ended September 30, 2008 when compared with the same period a year ago. The decrease was due to minimum borrowings during the first quarter of our fiscal year 2009.

Provision for income taxes

Our effective tax rate was approximately 11% and 115% for the first quarter of fiscal year 2009 and 2008. During the three months ended September 30, 2008, we recorded an income tax provision of approximately $110 thousand which consisted primarily of a provision for state income taxes on the earnings of three of our subsidiaries in the amount of $98 thousand and a provision for federal income taxes of $13 thousand.

Discontinued Operations

Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued healthcare operations which was originally recorded in fiscal year 2000. Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to us prior to the disposition of NovaCare’s long-term care services business in 1999, as well as gains related to federal income tax refunds. Losses primarily include expenses incurred or adjustments to liabilities which were owed by NovaCare prior to the disposition of NovaCare’s long-term care services business in fiscal year 2000. For the three months ended September 30, 2008 and 2007, we recorded $6 thousand, and $52 thousand, respectively, net of tax in discontinued operations.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents

Our primary source of cash during 2008 was cash received from the collection of accounts receivable balances generated from net sales and cash collected on fully reserved receivables from discontinued operation. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank. As of September 30, 2008 our cash equivalents totaled $493 thousand compared to $151 thousand at fiscal year ended June 30, 2008.

We anticipate that we will continue to improve our cash flow from operations. We expect that we will maintain increasing long-term sustaining growth in our hosted revenue offerings, particularly with Lyris HQ, combined with increased efficiency within our operating expenses that will generate available cash to satisfy our capital needs and debt obligations.

Summary of Cash Activities

	Three Months Ended September 30,		Quarter Change 2008 vs. 2007
(In thousands, except percentages)	2008	2007	Dollars	Percent
Net cash provided by operating activities	$838	$1,205	(367)	(30)%
Net cash used in investing activities	(87)	(332)	245	74%
Net cash used in financing activities	(400)	(1,251)	851	68%
Effect of exchange rate changes on cash	(9)	62	(71)	(115)%
Increase in cash and cash equivalents	$342	$(316)	$658	208%

Operating Activities

Net cash flows from operations decreased approximately by $367 thousand, or 30%, in the three months ended September 30, 2008 compared with the same period a year ago. This decrease was primarily attributable to a $1.1 million net loss from continuing operations in the first quarter of fiscal year 2009 compared with net income of $24 thousand in fiscal year 2008. The net loss from continuing operations was primarily caused by higher costs of revenues and operating expenses, attributable primarily to higher headcount-related expenses, compensation and benefits costs, and increased sales and marketing costs. We continue to develop and maintain a qualified and high performing professional team to meet our business strategy and vision.

Investing Activities

 Net cash used in investing activities decreased approximately by $245 thousand, or 74%, in the three months ended September 30, 2008 compared with the same period a year ago. During the first quarter of fiscal year 2009, property and equipment purchases was 67% lower compared to the first quarter of fiscal year 2008. In addition, there were no acquisition-related costs recorded. We expect that future capital expenditures will be primarily for developing new products and purchases to upgrade our information technology capabilities.

Financing Activities

Net cash used in financing activities decreased approximately by $851 thousand, or 69% ,in the three months ended September 30, 2008 compared with the same period a year ago. The decrease was primarily attributable to treasury stock purchases in the first quarter of fiscal year 2008, and none recorded in the first quarter of fiscal year 2009.

We currently satisfy our working capital needs and other financing requirements with cash collected from our accounts receivable and available revolving line of credit with Comerica. To satisfy our future capital requirements, we may need additional funds to fund our future business activities through public equity or additional debt financing.

As previously disclosed in the Form 10-K, on September 12, 2008, we obtained from Comerica Bank a waiver to a violation of the financial covenant requiring minimum EBITDA contained in the Amendment (as defined below). Without the benefit of the Comerica Banks waiver of the covenant requiring minimum EBITDA contained in the Amendment with respect to the period ended June 30, 2008, the Company would have been in default of such covenant.

Legal Claims

Refer to Note 13 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for legal claims discussion.

Off-Balance Sheet Arrangements

In accordance with the definition under the Securities and Exchange Commission (the “SEC”) rules, the following qualify as off-balance sheet arrangements:

We currently have $240 thousand in irrevocable letter of credits (“LOC”) issued by Comerica Bank, consisting of a $200 thousand LOC in favor of the Hartford Insurance Company (the “Hartford”), and a $40 thousand LOC in favor of Legacy Partners I SJ North Second, LLC.

The Hartford LOC replaces a cash deposit previously held by the Hartford as collateral for deductible payments that may be due under a compensation insurance policy. We received the $200 thousand deposit previously held by the Hartford in October 2007. Under the terms of the Hartford LOC, any amount drawn down by the Hartford on this LOC would be added to our existing debt as part of our line of credit with Comerica Bank. The Hartford LOC expires on September 1, 2009, and will automatically renew annually unless we are notified by Comerica Bank 30 days prior to the annual expiration date that they have chosen not to extend the Hartford LOC for the next year. As of the date of this report there have been no draw downs on this LOC by the Hartford.

The Legacy Partners I SJ North Second, LLC, LOC is in connection with our office lease dated January 31, 2008, in San Jose, California. This LOC expires on April 30, 2009. As of September 30, 2008, there were no significant changes in our off-balance sheet arrangements.

Revolving Line of Credit

On July 30, 2008, we entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “Amendment”) with Comerica Bank. The Amendment amends and restates the financial covenant related to measuring our EBITDA, which is the earnings before interest, taxes, depreciation, amortization and non-cash stock compensations plus any cash or non-cash expenses related to discontinued operations (such as expenses capped at $200 thousand).

As amended, the covenant requires the following minimum EBITDA calculations, as measured on a rolling three-month basis, as follows: (i) measured quarterly, not less than eight hundred thousand dollars ($800) for the quarterly measuring period ending March 31, 2008, (ii) measured quarterly, not less than negative four hundred thousand ten dollars ($-410) for the quarterly measuring period ending June 30, 2008, (iii) measured quarterly, not less than two hundred fifty thousand dollars ($250) for the quarterly measuring period ending September 30, 2008, (iv) measured monthly, one million five hundred thousand dollars ($1,500) for the monthly measuring periods ending December 30, 2008 through February 28, 2009, and (v) measure monthly, two million dollars ($2,000) for each monthly measuring period thereafter. Our failure to meet the modified financial covenant stated in the Amendment would constitute an event of default. We were in compliance with these requirements as of September 30, 2008.

As previously disclosed in the Form 10-K, on September 12, 2008, we obtained from Comerica Bank a waiver to a violation of the financial covenant requiring minimum EBITDA contained in the Amendment. Without the benefit of the Comerica Banks waiver of the covenant requiring minimum EBITDA contained in the Amendment with respect to the period ended June 30, 2008, the Company would have been in default of such covenant.

As of September 30, 2008, we have $11,667 million revolving line of credit facility, less an outstanding balance of $9,528 million, and $240 thousand used for letters of credit. Accordingly, the availability under this revolving line of credit was $1,899 million.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for a discussion of recent account standards and pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

We record assets, liabilities and results of our operations outside of the United States based on their functional currency. On consolidation, we translate all assets and liabilities in effect on the balance sheet date. We translate revenues and expenses at the average of the monthly exchange rates that were in effect during the period. We recognize the resulting adjustments as a separate component of equity in other comprehensive loss or gain. Foreign currency transaction gains and losses are included in income as incurred, for that period.

One of our entities, Hot Banana is subject to opportunities and risks relating to foreign currency fluctuation. We will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. As of September 30, 2008, the fluctuation in the exchange rates resulted in foreign currency translation losses, reflected as a component of a comprehensive (loss) income in stockholders’ equity of $100 thousand.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our assessment of our internal control over financial reporting, our CEO and CFO have concluded that our disclosure controls were effective as of September 30, 2008.

Internal Control over Financial Reporting

As of September 30, 2008, there were no changes in internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NovaCare v. Stratford Nursing Home. We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146 thousand, which we have fully reserved. Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money. Although Stratford’s principal claims were dismissed by the court, Stratford, in the last quarter of fiscal year 2003, had quantified its remaining counter-claims at approximately $1,000 million. We believe that the theories on which these damages are based are inconsistent with the contract between the parties and with the conduct of each party. On September 17, 2008, Stratford Nursing Home filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. District Bankruptcy Court for the Southern District of New Jersey (Camden). Due to the bankruptcy filing, it is unlikely that we will be able to collect on this receivable although we will continue to monitor the bankruptcy proceedings.

Other Cases and Claims

O’Leary v. Joyner Sports Medicine. We are a defendant in one professional liability claim and had previously purchased professional liability insurance policies from PHICO Insurance Company. On February 2, 2002, a Pennsylvania court authorized state insurance regulators to liquidate the insolvent PHICO Insurance Company, which had provided professional liability insurance policies to us. As a result, PHICO will not be permitted to pay any claims on our behalf; however, the remaining claims were transferred to various state guaranty funds. Since 2002, state insurance guaranty funds have paid the amounts due for liability claims settlements on our behalf. Based on our discussion with the state guaranty funds and a review of claims during the third quarter of 2004, we now believe that a payment may be required to settle a professional liability claim that may exceed the amount available to us under the applicable state guaranty fund limits. We recorded an accrual and related expense in the third quarter of 2004 equal to the estimated cost to settle that claim less the amount that would be paid by the state guaranty fund. On October 20, 2008, we have reached an agreement with the plaintiff to settle this claim for an amount that was approximately $289 thousand.

ITEM 1A. RISK FACTORS

Careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in the Form 10-K. In addition, the risk factors listed below supplement the risk factors contained in the Form 10-K and should be carefully considered. The following section describes risks and uncertainties that reflect material changes from the risk factors that were discussed in the Form 10-K and are risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. The risks discussed in the Form 10-K and described below are not the only risks facing us. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This Form 10-Q is qualified in its entirety by these risks. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in the Form 10-K and below and elsewhere in this report. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the credit markets.

Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Consequently, many of our customers’ equity values may have substantially declined due to the current economic conditions. The combination of a reduction of cash flow resulting from a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. To the extent our customers reduce their capital expenditure budgets for the remainder of 2008 and 2009, this reduction in spending could have a material adverse effect on our operations.

We may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under our current credit facility because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make it difficult to obtain funding.

Our agreement with Comerica Bank, our senior lender places certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA, and our ability to buy additional businesses, among other restrictions. We cannot be certain that we will continue to be in compliance with these requirements. Our failure to meet the modified financial covenant stated in the Amendment would constitute an event of default. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our business development plans, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on our revenues and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.1(b)	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.1(c)

Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.2

First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007).

10.1

First Amendment to Amended and Restated Loan and Security Agreement effective as of July 30, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2008).

10.2

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

31.1	Certification of Luis A. Rivera, Principal Executive Officer pursuant to Exchange Act Rule 13a–14(a). **

31.2	Certification of Heidi L. Mackintosh, Principal Financial Officer pursuant to Exchange Act Rule 13a–14(a). **

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. **

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2008
LYRIS, INC.

	By:	/s/ Luis A. Rivera
LUIS A. RIVERA
Chief Executive Officer and President