Form 10-Q
period 2008-12-31
LYRIS, INC.
filed 2009-02-11
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-10875

Lyris, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0579490
(State of incorporation)	(I.R.S. Employer Identification No.)

103 Foulk Rd, Suite 205Q, Wilmington, DE 19803

(Address of principal executive office, including zip code)

(302) 691-6189

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

103,221,882 shares of $.01 Par Value Common Stock as of February 6, 2008

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended December 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except per share data)

	December 31, 2008	June 30, 2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$506	$151
Accounts receivable, less allowances of $613 and $450, respectively	8,237	7,660
Prepaid expenses and other current assets	782	1,051
Deferred income taxes	662	619
Deferred financing fees	101	116
Prepaid expenses related to discontinued operations	6	6

Total current assets	10,294	9,603
Property and equipment, net	2,842	3,326
Intangible assets, net	12,825	14,614
Goodwill	35,611	35,924

TOTAL ASSETS	$61,572	$63,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,915	$2,722
Revolving line of credit - short-term	1,442	555
Income taxes payable	50	24
Accrued expenses remaining from discontinued operations	274	471
Deferred revenue	4,171	4,417

Total current liabilities	8,852	8,189
Revolving line of credit - long-term	8,125	9,375
Other long-term liabilities	368	251

TOTAL LIABILITIES	17,345	17,815
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 103,222 and 103,217 shares, respectively	1,032	1,032
Additional paid-in capital	257,522	257,310
Accumulated deficit	(214,310)	(213,080)
Cumulative foreign currency translation adjustment	(17)	390

Total stockholders’ equity	44,227	45,652

TOTAL LIABILITIES AND STOCKSHOLDERS’ EQUITY	$61,572	$63,467

(1)	Derived from the audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues:
Subscription revenue	$8,443	$7,701	$16,552	$14,745
Other services revenue	1,732	1,779	3,445	3,584
Software revenue	833	1,419	1,971	3,270

Total revenues	11,008	10,899	21,968	21,599
Cost of revenues:
Subscription, software and other services	2,936	3,207	6,662	6,321
Amortization of developed technology	477	2,588	956	3,190

Total cost of revenue	3,413	5,795	7,618	9,511

Gross profit	7,595	5,104	14,350	12,088
Operating expenses:
General and administrative	2,514	2,975	5,570	6,035
Research and development	1,284	295	1,845	644
Sales and marketing	3,524	2,825	7,125	5,402
Amortization and impairment of customer relationship trade names	387	2,529	776	2,962

Total operating expenses	7,709	8,624	15,316	15,043

Loss from continuing operations	(114)	(3,520)	(966)	(2,955)
Interest income	0	1	0	4
Interest expense	(110)	(347)	(243)	(702)
Other income	—	3	—	7

Loss from continuing operations before income taxes	(224)	(3,863)	(1,209)	(3,646)
Income tax provision (benefit)	(19)	153	91	343

Loss from continuing operations	(205)	(4,016)	(1,300)	(3,989)
Income on disposal of discontinued operations, net of income tax	76	75	70	23

Net loss	$(129)	$(3,941)	$(1,230)	$(3,966)

Basic and Diluted:
Loss per share from continuing operations	$(0.00)	$(0.04)	$(0.01)	$(0.04)
Income per share on disposal of discontinued operations, net of income tax	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.00)	$(0.04)	$(0.01)	$(0.04)
Weighted average shares outstanding:
Basic and Diluted	103,222	96,480	103,222	96,420

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended December 31,
	2008	2007
Cash Flow from Operating Activities:
Net loss	$(1,230)	$(3,966)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Gain on disposal of discontinued operations, net of tax	(78)	(23)
Stock-based compensation expense	209	295
Depreciation and amortization	2,333	6,626
Financing fees	15	—
Provision for bad debt	425	325
Deferred income tax benefit	(43)	(6)
Changes in assets and liabilities:
Accounts receivable	(1,002)	(833)
Prepaid expenses and other current assets	269	(13)
Accounts payable and accrued expenses	286	(123)
Accrued interest	—	273
Deferred revenue	(246)	(14)
Income taxes payable	53	(140)

Net cash flows provided by continuing operations	991	2,401
Net cash flows used in discontinued operations	(119)	(151)

Net cash provided by operating activities	872	2,250

Cash Flows from Investing Activities:
Continuing operations:
Purchases of property and equipment	(138)	(604)
Payments for business acquired, net of cash acquired	—	(2,170)
Release of restricted cash	—	200

Net cash used in investing activities	(138)	(2,574)

Cash Flows from Financing Activities:
Proceeds from sale of treasury stock	—	154
Payment for purchase of treasury stock	—	(1,670)
Proceeds from debt and credit arrangements	10,074	11,822
Payment of debt and credit arrangements	(10,436)	(10,330)

Net cash used in financing activities	(362)	(24)

Net effect of exchange rate changes on cash and cash equivalents	(17)	64

Net change in cash and cash equivalents	355	(284)

Cash and cash equivalents, beginning of period	151	659

Cash and cash equivalents, end of period	$506	$375

Supplemental cash flow information:
Cash paid for interest	$245	$427
Cash paid for taxes	$80	$489

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Note 1 - Description of Business

Lyris, Inc. (the “Company”) provides hosted and licensed-Internet marketing software solutions to marketers. The Company is a leading publicly traded Internet marketing technology company, serving a wide range of customers from the Fortune 500 to the small and medium-sized business (“SMB”) market. The Company offers the industry’s first on-demand integrated marketing suite, Lyris HQ.

Our flagship offering, Lyris HQ, provides customers an integrated online suite of marketing solutions that enables a 360-degree view of campaigns, from email, to search-engine keyword management, to web content management and analytics. Its affordable price allows marketing departments to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment (“ROI”). For the quarter ended December 31, 2008, we have approximately 460 Lyris HQ subscription customers, a 29 % increase from the previous quarter that ended September 30, 2008. The Company has approximately 8,000 overall customers as of December 31, 2008.

On December 8, 2008, we introduced our Lyris HQ Mobile, a new Short Message Services (“SMS”) solution that allows the marketer to send timely, relevant and targeted text communications to customers and opt-in audiences. Also, earlier in our current fiscal year, specifically, on July 1, 2008, we introduced our Lyris HQ Agency Edition, a digital-marketing campaign management tool, primarily focused on marketing agencies.

As part of our business strategy, we integrated our software offerings: Hot Banana (“HB”), our Web content management system and ClickTracks, our Web analytic solution into our Lyris HQ offering. In addition, we continue to provide point software solutions, including the industry standard List Manager (“LM”) email marketing software, ClickTracks and Hot Banana to a wide range of customers that require software solutions.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2009, for example, refer to the fiscal year ending June 30, 2009.

Basis of Presentation and Consolidation

We prepare the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited Consolidated Financial Statements do not include all information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in our Annual Report on Form 10-K, for fiscal year ended June 30, 2008 (the “Form 10-K”) filed on September 17, 2008 with the Securities and Exchange Commission (the “SEC”).

Our consolidated financial statements include our accounts and accounts of our subsidiaries. We eliminate from our financial results all significant intercompany transactions. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. There are certain reclassifications that have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity. Specifically, we are now disclosing subscription revenue separately from services revenue.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes our operations for making operational decisions and assessments of financial performance.

Our chief executive officer (“CEO”) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. We have determined that we operate in a single operating segment, as an e-marketing technology and services company.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Use of Estimates and Assumptions

In accordance with U.S. GAAP and Rule 10-01 of Regulation S-X of the SEC, for a fair presentation for the periods presented, we make adjustments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. These estimates are based on the analysis of historical and expectations of future trends, which can require extended periods of time to resolve, and are subject to change from period to period. Accordingly, the actual results may ultimately differ from estimates and assumptions. Our accounting estimates that require the most significant and subjective judgments include, but are not limited to, the accounting for doubtful accounts, amortization and depreciation (estimated useful lives), goodwill and intangible assets valuation, discontinued operations, valuation and recognition of stock-based compensation, current and deferred taxes, and other contingencies.

Foreign currency translation

We record assets, liabilities and results of operations at the operating entity level outside of the United States based on their functional currency. One of our operating entities – Hot Banana – uses the Canadian dollar as its functional currency. On consolidation, we translate all assets and liabilities denominated in a foreign currency into U.S. dollars at the exchange rate in effect on the balance sheet date. We translate revenues and expenses at the average exchange rate during the period. We translate equity transactions using historical exchange rates. We recognize the resulting translation adjustments within other comprehensive income, as a separate component of shareholders’ equity. The fluctuation in the exchange rates resulted in foreign currency translation losses, reflected as a component of comprehensive loss in stockholders’ equity for the three and six months ended December 31, 2008, were $307 and $407, respectively. Foreign currency transaction gains and losses are included in net income for the period as incurred.

Certain Risks and Uncertainties

We operate in a highly competitive and dynamic market. Accordingly, there are factors that could adversely impact the Company’s current and future operations or financial results including, but are not limited to, the following: our ability to obtain rights to or protect our intellectual property; changes in regulations; our ability to develop new products accepted in the marketplace; future impairment charges; competition including, but not limited to, product pricing, product features and services; litigation or claims against us; and the hiring, training and retention of key employees.

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables. We sell our products primarily to customers throughout the United States. We monitor the credit status of our customers on an ongoing basis and we do not require our customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for the three and six months ended December 31, 2008. Moreover, there was no single customer or supplier that accounted for more than 10% of our trade receivables for the same period.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, and certain other accrued liabilities approximate their fair values, due to their short maturities.

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Our subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and may include multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In addition, because we provide our applications as a service, we follow the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Hosting revenue is recognized monthly based on the usage defined in the agreement. Excess usage is billed and recognized as revenue when incurred.

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

Technical support (maintenance) revenue, including revenue that is part of a multiple element arrangement, is deferred and recognized ratably over the term of the agreement, which is generally, one year.

Software Revenue

We recognize software license revenue in accordance with the provisions of Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products and maintenance, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”). VSOE exists (delivered and undelivered) for the majority of our elements. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE does not exist for all elements, revenue for the delivered elements is recognized (software licenses) as the difference between the total arrangement fee and the total VSOE of the undelivered elements.

Under the guidance of SOP 97-2, we determine VSOE of fair value based on actual prices charged for standalone sales of maintenance. To accomplish this, we track sales for the maintenance product when sold on a standalone basis for a one year term and compare to sales of the associated licensed software product.

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

We recognize revenue from our professional services at the time of delivery of the service in accordance with the guidance in SOP 97-2. We established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, the full value of the arrangement is deferred and recognized ratably over the term of the agreement.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support or hosting contracts, professional consulting services to be delivered in the future, and bulk purchases of emails to be delivered in the future. Maintenance is typically billed on a per annum basis in advance for software and the revenue is recognized ratably over the maintenance period. Some hosted contracts are prepaid for the month, quarter, or year and recognized monthly after the service has been provided. Bulk purchases are typically billed in advance, ranging from monthly to annually, and the revenue is recognized in the periods in which emails are delivered.

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

We evaluate our fixed assets and intangible assets with definite lives in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), for impairment. Under SFAS 144, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. In addition, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.

We test goodwill and our intangible assets with indefinite lives not subject to amortization under the provision of SFAS No. 142, “Goodwill and Other Intangible Asset,” for annual impairment testing. In addition, we consider the following significant factors that could trigger an impairment review prior to annual testing:

a.	a significant underperformance relative to historical or expected projected future operating results;

b.	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

c.	significant negative industry or economic trends;

d.	a significant decline in our stock price for a sustained period of time;

e.	a significant change in our market capitalization relative to net book value; and

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other matters, SFAS 160 also requires the recognition of a noncontrolling interest (sometimes called “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent’s company’s equity. Among other requirements, SFAS 160 requires that consolidated net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. As of December 31, 2008, we do not have a noncontrolling interest (minority interest) in a subsidiary.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141R”), “Business Combinations,” which replaced SFAS 141, “Business Combinations.” SFAS 141R is effective for years beginning after December 15, 2008, with early adoption prohibited and would be applicable for business combinations after the adoption date. SFAS141R will significantly change the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods. Under SFAS 141R, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree measured at their fair values as of the acquisition date, with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items, including: (1) expensing acquisition-related costs as incurred; (2) noncontrolling interests are measured at fair value at the acquisition date; (3) expensing acquisition-related restructuring costs; and (4) the recognition of changes in the acquirer’s income tax valuation allowance. In addition, SFAS 141R includes a substantial number of new disclosure requirements, not previously disclosed. We expect it will have an impact on our accounting for future business combination once adopted but the effect will be determined by the future acquisitions made.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Note 3 - Intangible Assets

The components of intangible assets consist of the following:

(in thousands)	December 31, 2008	June 30, 2008
Amortizable intangibles:
Customer relationships	$9,441	$9,536
Developed technology	11,910	12,041
Tradenames	1,448	1,498

	22,799	23,075
Less: accumulated amortization	(12,177)	(10,664)
Less: impairment	(4,086)	(4,086)

	6,536	8,325
Non-amortizable intangibles:
Trade names	6,289	6,289

Total intangible assets, net of amortization	$12,825	$14,614

During the three and six months ended December 31, 2008, we recorded amortization expenses totaling $864 and $1,732, respectively. Amortization expenses during the same period, classified as cost of revenues, were $477 and $956, respectively.

During the three and six months ended December 31, 2007, we recognized amortization and impairment expenses totaling $5,117 and $6,152, respectively. Amortization expenses during the same period, classified as cost of revenue and related to amortization and impairment of developed technology, were $2,587 and $3,190, respectively.

As of December 31, 2008, a $43 foreign currency translation adjustment decreased net intangible assets, as a result of changes in the foreign currency exchange rate between the U.S. dollar and Canadian dollar.

Note 4 - Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets of any business that is acquired. Hot Banana operates in Canada and uses the Canadian dollar as its functional currency. Consequently, goodwill related to the acquisition of Hot Banana is accounted for as a Canadian dollar functional currency asset. Each financial period, all assets, including goodwill, and liabilities of group entities with a non U.S. dollar functional currency are translated into U.S. dollars, Lyris’ reporting currency, using the closing rate method.

The following table outlines our goodwill, by acquisition:

(in thousands)	December 31, 2008	June 30, 2008
Lyris Technologies	$17,491	$17,491
EmailLabs	10,680	10,680
ClickTracks	5,891	5,891
Hot Banana	1,549	1,862

Ending balance at December 31, 2008	$35,611	$35,924

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

As of December 31, 2008, Goodwill was comprised of the following:

Amount (in thousands)
Beginning balance at June 30, 2008	$35,924
Foreign currency translation adjustment	(313)

Ending balance at December 31, 2008	$35,611

Note 5 - Property and Equipment

Property and equipment consists of the following:

	December 31, 2008	June 30, 2008
Computers	$3,828	$3,776
Furniture and fixtures	540	553
Leasehold improvements	88	663
Software	746	110
Other equipment	360	360

	5,562	5,462
Less: accumulated depreciation and amortization	(2,720)	(2,136)

	$2,842	$3,326

Depreciation expenses for the three and six months ended December 31, 2008 were $297 and $601, respectively, and during the same period last year, we recorded depreciation expenses totaling $236 and $474, respectively.

Note 6 - Revolving Line of Credit

Second Amendment to Amended and Restated Loan and Security Agreement

On December 31, 2008, we entered into a Second Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (the “Bank”). The Amendment revises the terms of the Amended and Restated Loan and Security Agreement entered into on March 6, 2008, as amended by the First Amendment to the Agreement (the “First Amendment”), dated July 30, 2008 (the “Amended and Restated Agreement”).

Under the Amended and Restated Agreement, as amended by the Amendment, the Bank’s commitment is $11,300 and is now composed of a new revolving line of credit (the “Revolving Line”), in the amount of a maximum of $4,000, and a pre-existing term loan (the “Term Loan”), in the amount of $7,300. Both the Revolving Line and the Term Loan mature on July 31, 2010. The Revolving Line bears interest, on the outstanding daily balance thereof, as set forth in Exhibit D to the Company’s current report on Form 8-K, filed on January 6, 2009 with the SEC.

The maximum amount available under the Revolving Line is reduced by $92 on the last day of each month through the maturity date. In addition, the amount available under the Revolving Line is limited by a borrowing base, which is 80% of the amount of the aggregate of the Borrowers’ accounts receivable, less certain exclusions, including the following: (a) accounts past due 90 days after invoice date; (b) credit balances over 90 days; (c) all accounts with 25% past due 90 days after invoice date; (d) accounts where the obligor does not have its principal place of business in the United States, except subject to certain Bank conditions; (e)

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

accounts where the obligor is the United States federal government or any of its departments or agencies; (f) accounts where the obligor is an officer, employee, agent or affiliate of a borrower; and (g) certain other excluded accounts detailed in Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 6, 2009 with the SEC.

Under the Amended and Restated Agreement, as amended by the Amendment, the Term Loan is reduced on the last day of each month by approximately $117 through December 2009, and by approximately $164 thereafter.

Under the Amended and Restated Agreement, as amended by the Amendment, the Company is required to maintain the following financial ratios:

•

Debt Service Coverage. Measured on a monthly basis, a ratio of at least (i) 1.15 to 1.00 at all times through July 31, 2009 and (ii) 1.25 to 1.00 at all times thereafter, consisting of the calculation of (A) the earnings of the borrowers before interest, taxes, depreciation, amortization and non-cash stock compensation expenses plus any cash or non-cash expenses related to discontinued operations (such cash expenses capped at $200) (“EBITDA”) (measured by annualizing the trailing three months), minus cash, taxes and non-financed capital expenditures, to (B) the sum of cash interest expense (measured by annualizing the trailing three months) plus the current portion of Term Loan indebtedness owed to the Bank.

•

Minimum EBITDA. Measured monthly on a rolling three-month basis, EBITDA is required as follows: (i) not less than $800 for each monthly period through August 31, 2009, (ii) not less than $1,250 for each monthly measuring period through November 30, 2009, and (iii) $1,750 for each monthly measuring period thereafter.

•

Total Leverage Ratio. Measured on a monthly basis, a ratio of not greater than: (i) 3.00 to 1.00 for each monthly measuring period through August 31, 2009, (ii) 2.50 to 1.00 for each monthly measuring period through November 30, 2009, and (iii) 2.00 to 1.00 for each monthly measuring period thereafter, consisting of all outstanding obligations owed to the Bank divided by annualized trailing three months EBITDA.

The Amendment also contains a waiver to the Borrowers’ violation of the financial covenant contained in Section 6.7(c)(ii) of the Amended and Restated Agreement. Under this financial covenant for the monthly measuring period ending November 30, 2008, the required ratio of all outstanding obligations owed by the borrowers to the Bank to EBITDA is not to be greater than 3.25 to 1. The ratio, as calculated by the borrowers for this measuring period, was 3.43 to 1.

The waiver to the financial covenant contained in the Amendment is specifically limited to the violation for the measuring period described above and does not constitute a waiver, amendment or forbearance of any other default that may now exist or may occur after the measuring period with respect to this violation or any other term, condition, or covenant contained in the Amended and Restated Agreement, as amended by the Amendment.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 6, 2009 with the SEC.

At December 31, 2008, our availability under this credit facility was approximately $1,733. The amount available is limited by the aggregate outstanding borrowings and the Hartford Insurance Company letter of credit issued under the facility.

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The remaining assets and liabilities from discontinued operations consist of the following:

(In thousands)	December 31, 2008	June 30, 2008
Prepaid expenses pertaining to insurance deposits	6	6
Accounts receivable remaining from discontinued operations	233	233
Allowance for doubtful accounts remaining from discontinued operations	(233)	(233)

Total assets related to discontinued operations	$6	$6

Accrued expenses remaining from discontinued operations	$274	$471

Total liabilities related to discontinued operations	$274	$471

We have fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, we will record a gain in the period of collection.

For the three and six months ended December 31, 2008, income on disposal of discontinued operations, net of taxes, were $76 and $70, respectively. During the second quarter ended December 31, 2008, we received an approximately $81 payment from the collection of accounts receivable previously written off. The reduction in accrued expense include amount for $200 insurance claim settlement payment made during the second quarter ended December 31, 2008.

Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

(In thousands)	December 31, 2008	June 30, 2008
Accounts payable	$807	$748
Accrued compensation and benefits	1,042	1,192
Accrued other	1,066	782

	$2,915	$2,722

Increase in accrued other was driven by higher accrued marketing costs of $375, associated with promoting Lyris HQ offering, in addition to, higher various operational costs of approximately $674 incurred in the second quarter of fiscal year 2009.

Note 9 - Income Taxes

Our effective tax rates were approximately 7.6 percent and 9.4 percent for the six months ended December 31, 2008 and 2007, respectively. For the first six months of fiscal year 2009, we recorded a tax provision of $91 for the period ended December 31, 2008, compared to $343 for the same period during the previous fiscal year.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows.

	Six Months December 31,
	2008	%	2007	%
Income tax expense at the statutory rate	$(423)	(35.0%)	$(1,260)	(35.0%)
State income taxes, net of federal benefit	31	2.5%	41	1.1%
Utilization of NOL carryover	(507)	(42.0%)	(1,078)	(30.0%)
Amortization of intangible assets	606	50.1%	2,153	59.8%
Other, net	384	32.0%	487	13.5%

Income tax provision	$91	7.6%	$343	9.4%

We record liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). For the three and six months ended December 31, 2008, there were no material changes to the Company’s unrecognized tax benefits.

The tax positions for the Company and its subsidiaries are subject to income tax audits. Tax returns for all tax years since fiscal year 2005 remain open to Internal Revenue Service audit, and tax returns for all tax years since 2001 remain open for state income tax audit. As of December 31, 2008, there are no current federal and state income tax audits in progress.

We are subject to income tax in some jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or results of operations.

Note 10 - Comprehensive (Loss) Income

The following table shows the computation of comprehensive loss income:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2008	2007	2008	2007
Net loss	$(129)	$(3,941)	$(1,230)	$(3,966)
Other comprehensive income:
Foreign currency translation adjustments	(307)	31	(407)	272

Total comprehensive loss	$(436)	$(3,910)	$(1,637)	$(3,694)

Other comprehensive loss is primarily comprised of gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

Note 11 - Net Loss per Share

SFAS No. 128, Earnings Per Share, requires the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2008	2007	2008	2007
Loss from continuing operations	$(205)	$(4,016)	$(1,300)	$(3,989)
Income on disposal of discontinued operations, net of income tax	76	75	70	23

Net loss	$(129)	$(3,941)	$(1,230)	$(3,966)

Weighted average shares outstanding:
Basic	103,222	96,480	103,222	96,420
Effective of dilutive securities:
Stock options	—	—	—	—

Diluted shares	103,222	96,480	103,222	96,420

Basic and Diluted
Loss per share from continuing operations	(0.00)	(0.04)	(0.01)	(0.04)
Income per share on disposal of discontinued operations, net of income tax	0.00	0.00	0.00	0.00
Net loss per share	(0.00)	(0.04)	(0.01)	(0.04)

In accordance with SFAS 128, unvested stock options to purchase Lyris, Inc. shares are excluded from the calculations of net loss per share for the three and six months ended December 31, 2008 and 2007, as their effect on net loss per share would be antidilutive. As of December 31, 2008 and 2007, outstanding weighted average shares excluded from the calculations were 5,900 and 3,506, respectively.

Note 12 – Stock-Based Compensation

We recognized total stock-based expenses, including employee stock awards and purchases under stock purchase plans, in accordance with Financial Accounting Standards Board (“FASB”) No. 123(R), “Shared-Based Payments” (“SFAS 123(R)”).

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Weighted average fair value of options at grant date	$0.47	$1.29	$0.49	$1.23
Expected dividends	—	—	—	—
Expected volatility	53%	47%	53%	47%
Expected term of the option	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free interest rates	2.83-3.22%	3.31-3.47%	2.83-3.22%	3.31-3.47%

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The following table summarizes stock option activity for the six months ended December 31, 2008:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding on July 1, 2008	11,047	$0.60	7.88
Granted	1,021	0.49
Exercised	(5)	0.46
Forfeited/expired	(1,198)	0.77

Outstanding on December 31, 2008	10,865	0.57	7.53

Exercisable on December 31, 2008	5,900	$0.43	6.66

As of December 31, 2008, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes information concerning outstanding options and exercisable options activity as of December 31, 2008:

Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.30 - $0.30	5,325	6.35	$0.30	4,579	$0.30
$0.46 - $0.60	1,198	9.01	0.49	163	0.55
$0.62 - $0.83	1,405	8.56	0.75	331	0.67
$0.85 - $0.90	1,323	8.85	0.89	137	0.89
$0.91 - $0.91	107	8.10	0.91	46	0.91
$0.95 - $0.95	67	8.58	0.95	22	0.95
$0.96 - $0.96	633	7.63	0.96	395	0.96
$1.05 - $1.05	15	9.08	1.05	4	1.05
$1.23 - $1.23	93	8.93	1.23	28	1.23
$1.30 - $1.30	699	8.89	1.30	195	1.30

Total	10,865	7.53	0.57	5,900	$0.43

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The following table summarizes the allocation of stock-based compensation expense:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Cost of revenues	(19)	7	44	63
General and admin	141	113	70	142
Research & development	24	8	44	9
Sales & marketing	29	50	51	81

Total stock based compensation expense	175	178	209	295

We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 4.5 years. Our total stock-based compensation expenses were approximately $175 and $209 for the three and six months ended December 31, 2008, respectively. During the three and six months ended December 31, 2007, our recognized stock-based compensation costs were $178 and $295, respectively. We recognized a $19 credit adjustment in cost of revenues directly related to salary allocation associated with personnel who left the Company.

As of December 31, 2008, the unrecognized deferred stock-based compensation balance related to stock options was approximately $2,105 before estimated forfeitures and will be recognized over an estimated weighted average 2.5 years.

Note 13 - Commitments and Contingencies

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. There have been no material changes to our lease commitments and obligations disclosed in Item 8, Part II, Note 8 of the Notes to Consolidated Financial Statements in the Form 10-K, for the fiscal year ended June 30, 2008.

Legal claims

NovaCare v. Stratford Nursing Home. We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146, which we have fully reserved. Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money. Stratford’s principal claims have been dismissed by the court and they have taken no further actions to pursue their claims. On September 17, 2008, Stratford Nursing Home filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. District Bankruptcy Court for the Southern District of New Jersey (Camden). Due to the bankruptcy filing, it is unlikely that we will be able to collect on this receivable although we will continue to monitor the bankruptcy proceedings.

Other Cases and Claims

O’Leary v. Joyner Sports Medicine. On October 20, 2008, we reached an agreement with the plaintiff to settle this claim for an amount that was approximately $289. During the second quarter of fiscal year 2009, we made a $200 payment and anticipate that we will pay the remaining $89 in two equal installments during the third and fourth quarters of fiscal year 2009.

LYRIS INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying Notes in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our Annual Report on Form 10-K (the “Form 10-K”) for fiscal year ended June 30, 2008, filed September 17, 2008 with Securities and Exchange Commission (the “SEC”).

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

Our Business

Lyris Inc. (the “Company”) is a leading publicly traded Internet marketing technology company, serving a wide range of customers from the Fortune 500 to the small and medium-sized business (“SMB”) market. We provide hosted and licensed-Internet marketing software solutions to marketers. Our digital marketing software and services provide clients with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to clients who use the Internet to communicate with their customers and members. We offer the industry’s first on-demand integrated marketing suite, Lyris HQ.

Our flagship offering Lyris HQ provides customers an integrated online suite of marketing solutions that enables a 360-degree view of campaigns, from email, to search-engine keyword management, to web content management and analytics. Its affordable price allows marketing departments to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment (“ROI”). For the quarter ended December 31, 2008, we have approximately 460 Lyris HQ subscription customers, a 29% increase from the previous quarter that ended September 30, 2008. The Company has approximately 8,000 overall customers as of December 31, 2008.

On December 8, 2008, we introduced our Lyris HQ Mobile, a new Short Message Services (“SMS”) solution that allows the marketer to send timely, relevant and targeted text communications to customers and opt-in audiences. During this fiscal year, specifically on July 1, 2008, we introduced our Lyris HQ Agency Edition, a digital-marketing campaign management tool, primarily focused on marketing agencies.

As part of our business strategy, we integrated our software offerings: Hot Banana (“HB”), our Web content management system and ClickTracks, our Web analytic solution, as well as our hosted EmailLabs email marketing offering into our Lyris HQ offering. In addition, we continue to provide point software solutions, including the industry standard List Manager (“LM”) email marketing software, ClickTracks and Hot Banana to a wide range of customers that require software solutions.

We operate in the highly competitive industry and face strong competition from other general and specialty software companies. In order to increase our revenues and improve our financial results, we expect to continue expanding and upgrading our all-in-one on demand marketing offering, Lyris HQ, and increase the number of hosted customers. We also continue to implement key growth initiatives in order to achieve long-term sustainable growth, create value for our stockholders, and deliver valued products and services to our customers.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Rule 10-01 of Regulation S-X of the SEC, which requires management to make estimates, judgments and assumptions that affect our reported amounts in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ significantly from these estimates. We evaluate our estimates and assumptions on an ongoing basis. Our most critical accounting policies and estimates include, but are not limited to the following:

•	revenue recognition

•	deferred revenue

•	valuation allowance and reserves

•	loss contingencies

LYRIS INC. AND SUBSIDIARIES

•	accounting for stock-based compensation

•	accounting for goodwill, long-lived assets and other intangible assets

•	accounting for income taxes

Our significant accounting policies are disclosed in our consolidated financial statements in our Form 10-K. For the second quarter of fiscal year 2009, we believe that our estimates and judgments in the preparation of our consolidated financial statements have been impacted primarily by the following significant critical accounting policies:

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

Our subscription arrangements are considered service arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and may include multiple deliverables under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In addition, because we provide our applications as a service, we follow the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Hosting revenue is recognized monthly based on the usage defined in the agreement. Excess usage is billed and recognized as revenue when incurred.

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

LYRIS INC. AND SUBSIDIARIES

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

We recognize revenue from our professional services at the time of delivery of the service in accordance with the guidance in SOP 97-2. We established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, the full value of the arrangement is deferred and recognized ratably over the term of the agreement.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support or hosting contracts, professional consulting services to be delivered in the future, and bulk purchases of emails to be delivered in the future. Maintenance is typically billed on a per annum basis in advance for software and the revenue is recognized ratably over the maintenance period. Some hosted contracts are prepaid for the month, quarter or year and recognized monthly after the service has been provided. Bulk purchases are typically billed in advance, ranging from monthly to annually, and the revenue is recognized in the periods in which emails are delivered.

Valuation Allowances and Reserves

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.

During the second quarter of fiscal year 2009, we changed the method of estimating our allowance for doubtful accounts by using the aged receivable and specific-identification methods. During the monthly accounts receivable analysis, we apply the aged receivable method by categorizing each customer’s balance by the number of days or months the underlying invoices have remained outstanding. Based on historical collection experience, changes in our customer payment history and a review of the current status of a customer’s trade accounts receivable, historical bad debts percentages are applied to each of these aggregate amounts, with larger percentages being applied to the older accounts. The computed total dollar amount is compared to the balance in the valuation account, and an adjustment is made for the difference. On a quarterly basis, we use the specific-identification method by categorizing each customer’s balance based on all outstanding receivables greater than 90 days in the following uncollectible categories: (1) receivables sent to collection agency; (2) receivables under legal determination; and (3) receivables in higher collection risk. Consequently, our quarterly allowance for doubtful accounts adjustment is determined by comparing the difference of the total of the uncollectible amounts as identified from the uncollectible categories with the pre-adjusted allowance provision.

Our allowance for doubtful accounts increased approximately $163 thousand from $450 thousand at June 30, 2008 to $613 thousand at December 31, 2008. During the second quarter, we went through a detailed accounts receivable analysis resulting in writing off approximately $380 thousand related to older accounts receivable balances with an additional $13 thousand foreign currency effect, which were deemed to be uncollectible. Moreover, we recorded an increase approximately of $131 thousand in our reserve related to accounts previously written off that have been or are expected to be collected, and a $425 thousand for a provision for bad debts. Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts.

Loss Contingencies

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of December 31, 2008, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

LYRIS INC. AND SUBSIDIARIES

Stock-Based Compensation

We account for share-based payments to employees, including employee stock awards and purchases under stock purchase plans, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Shared-Based Payments” (“SFAS No. 123(R)”), and have selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

We estimate the fair value of each option grant on the grant date using the Black-Scholes option-pricing model. The assumptions used in this model require the exercise of judgment. The total value at the grant date is recognized over the vesting period of the options on a straight-line basis. For the three and six months ended December 31, 2008, we recognized $175 thousand and $209 thousand stock-based compensation costs, respectively. Refer to Note 12 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details on Stock-Based Compensation.

Goodwill, Long-lived Assets and Other Intangible Assets

We classify our intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

We evaluate our fixed assets and intangible assets with definite lives in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), for impairment. Under SFAS 144, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. In addition, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.

We test goodwill and our intangible with indefinite lives not subject to amortization under the provision of SFAS No. 142, “Goodwill and Other Intangible Assets,” for annual impairment testing. In addition, we consider the following significant factors that could trigger an impairment review prior to annual testing:

a.	a significant underperformance relative to historical or expected projected future operating results;

b.	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

c.	significant negative industry or economic trends;

d.	a significant decline in our stock price for a sustained period of time;

e.	a significant change in our market capitalization relative to net book value; and

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

Accounting for Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We utilize certain tax strategies to lower taxable income. We believe that we will be able to establish with state tax authorities that we are entitled to all or most of the benefits from these strategies. However, these tax strategies are subject to certain assumptions and interpretations of the relevant legislation and judicial history that may or may not be accepted by the tax authorities. Based on our assessment on any challenges from state tax authorities, we recognize a liability on uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” For the three and six months ended December 31, 2008, there were no material changes to the Company’s unrecognized tax benefits.

LYRIS INC. AND SUBSIDIARIES

Results of Operations

The following table summarizes our Consolidated Statements of Operations data as a percentage of total revenue for the periods presented:

	Second Quarter		Six Months
	2008	2007	2008	2007
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	31.0%	53.2%	34.7%	44.0%

Gross profit	69.0%	46.8%	65.3%	56.0%

Operating expenses	70.0%	79.1%	69.7%	69.6%

Loss from continuing operations	(1.0%)	(32.3%)	(4.4%)	(13.7%)

Interest expense	1.0%	3.2%	1.1%	3.3%

Loss from continuing operations before taxes	(2.0%)	(35.4%)	(5.5%)	(16.9%)

Income tax provision	(0.2%)	1.4%	0.4%	1.6%

Income on disposal of discontinued operations, net of tax	0.7%	0.7%	0.3%	0.1%

Net Loss	(1.2%)	(36.2%)	(5.6%)	(18.4%)

Three and Six Months Ended December 31, 2008 and 2007

	Three Months Ended December 31,
		% of Total Company Revenue %		% of Total Company Revenue %	Variance
(In thousands, except percentages)	2008		2007		Dollars	Percent
Subscription revenue	$8,443	77%	$7,701	71%	742	10%
Other services revenue	1,732	16%	1,779	16%	(47)	(3%)

Total subscription and services revenues	10,175	93%	9,480	87%	695	7%

Software revenue	$833	7%	$1,419	13%	$(586)	(41%)

Total revenue	$11,008	100%	$10,899	100%	$109	1%

	Six Months Ended December 31,
		% of Total Company Revenue %		% of Total Company Revenue %	Variance
(In thousands, except percentages)	2008		2007		Dollars	Percent
Subscription revenue	$16,552	75%	$14,745	68%	1,807	12%
Other services revenue	3,445	16%	3,584	17%	(139)	(4%)

Total subscription and services revenues	19,997	91%	18,329	85%	1,668	9%

Software revenue	$1,971	9%	$3,270	15%	$(1,299)	(40%)

Total revenue	$21,968	100%	$21,599	100%	$369	2%

LYRIS INC. AND SUBSIDIARIES

Subscription and Other Services Revenues

Subscription and other services increased approximately by $695 thousand, or 7%, in the second quarter ended December 31, 2008, compared with the same period during the previous fiscal year. The increase in subscription and services reflects the impact of hosted revenue growth of $2.2 million, or 47%. This continued growth in the Lyris HQ offering was primarily driven by the sustained increase quarter over quarter in new subscription customer contracts, a 29% increase from the previous quarter that ended September 30, 2008. However, this increase was offset by a $586 thousand or 41% decline in our software revenue, mainly caused by continued lower sales volume. In addition, our other services revenue shows a $47 thousand or 3% decline primarily driven by less software renewals. Our business strategic plan continues to focus on investing our resources in support of our flagship offering, Lyris HQ’s expansion and development.

For the six months ended December 31, 2008, subscription and other services revenue increased by $1.7 million or 9%, compared with the same period a year ago, primarily driven by the benefit of Lyris HQ’s growth of $3.6 million or 77%. However, our software sales volume continued to show declines resulting in a $1.3 million or 40%, decrease compared to the same period during the previous fiscal year.

Although our customers continue to show their preference for hosted and licensed-Internet marketing software solution, we will continue to provide software solutions, including List Manager, to a wide range of customers.

Cost of revenue

Cost of revenues includes expenses primarily related to engineering employee costs, support and hosting our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and overhead allocated costs.

	Three Months Ended December 31,		Variance
(In thousands, except percentages)	2008	2007	Dollars	Percent
Cost of revenue	$3,413	$5,795	$(2,382)	(41%)
As percent of revenue	31.0%	53.2%	(22.2%)

	Six Months Ended December 31,		Variance
(In thousands, except percentages)	2008	2007	Dollars	Percent
Cost of revenue	$7,618	$9,511	$(1,893)	(20%)
As percent of revenue	34.7%	44.0%	(9.4%)

Cost of revenue decreased 41% in the second quarter of fiscal year 2009 to $3.4 million from $5.8 million in the second quarter of fiscal year 2008. In the first six months of fiscal year 2009, cost of revenue decreased 20% to $7.6 million from $9.5 million in the first six months of fiscal year 2008. These decreases were mostly attributable to the recording of $2.1 million impairment costs related to our intangible assets in the second quarter of fiscal year 2008. We also discontinued recognizing a royalty accrual in the first quarter of fiscal year 2009 due to a legal determination that the royalty claim was invalid. In addition, we determined that the asserted claim, based on the facts presented to us, is remote and unlikely to occur in the future.

LYRIS INC. AND SUBSIDIARIES

Gross Profit

	Three Months Ended December 31,		Variance
(In thousands, except percentages)	2008	2007	Dollars	Percent
Gross profit	$7,595	$5,104	$2,491	49%
As percent of revenue	69.0%	46.8%	22.2%

	Six Months Ended December 31,		Variance
(In thousands, except percentages)	2008	2007	Dollars	Percent
Gross profit	$14,350	$12,088	$2,262	19%
As percent of revenue	65.3%	56.0%	9.3%

Gross profit increased 49% in the second quarter of fiscal year 2009 to $7.6 million from $5.1 million in the second quarter of fiscal year 2008. In the first six months of fiscal year 2009, gross profit increased 19% to $14.4 million from $12.1 million in the first six months of fiscal year 2008. The increases in the second quarter of fiscal year 2009 and in the first six months of fiscal year 2009 were attributable to recognition of impairment costs related to developed technology, classified as cost of revenues in the second quarter of fiscal year 2008, in addition to the discontinuance of the invalid royalty accrual in fiscal year 2009.

Operating Expenses

	Three Months Ended December 31,
		% of Total Company Revenue		% of Total Company Revenue	Variance
(In thousands, except percentages)	2008	%	2007	%	Dollars	Percent
Operating expenses:
General and administrative	2,514	23%	2,975	27%	(461)	(15%)
Research and development	1,284	12%	295	3%	989	335%
Sales and marketing	3,524	32%	2,825	26%	699	25%
Amortization of customer relationship trade names	387	4%	2,529	23%	(2,142)	(85%)

Total operating expenses	$7,709	70%	$8,624	79%	$(915)	(11%)

LYRIS INC. AND SUBSIDIARIES

	Six Months Ended December 31,
	2008	% of Total Company Revenue %	2007	% of Total Company Revenue %	Variance
(In thousands, except percentages)					Dollars	Percent
Operating expenses:
General and administrative	5,570	25%	6,035	28%	(465)	(8%)
Research and development	1,845	8%	644	3%	1,201	186%
Sales and marketing	7,125	32%	5,402	25%	1,723	32%
Amortization of customer relationship trade names	776	4%	2,962	14%	(2,186)	(74%)

Total operating expenses	$15,316	70%	$15,043	70%	$273	2%

General and administrative

General and administrative expenses consist primarily of compensation and benefits for administrative personnel, professional services which include consultants, legal fees, and accounting, audit and tax fees, and costs related to corporate operations, which includes stock-based compensation and other corporate development costs.

General and administrative expenses decreased 15% in the second quarter of fiscal 2009 to $2.5 million from $3.0 million in the second quarter of fiscal year 2008. In the first six months of fiscal year 2009, general and administrative expenses decreased 8% to $5.6 million from $6.0 million in the first six months of fiscal year 2008. Due to the current economic downturn, we implemented a cost-benefit reduction initiative, affecting bonuses, commissions, consultants, recruiting fees, legal fees and other costs. Accordingly, we significantly reduced our utilization of outside consultants and services. These decreases were offset by higher salary and compensation benefits due to higher headcount compared to the same periods during the previous fiscal year.

Research and development

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount related expenses associated with product development.

Research and development expenses increased 335% in the second quarter of fiscal year 2009 to $1.3 million from $295 thousand in the second quarter of fiscal year 2008. In the first six months of fiscal year 2009, research and development expenses increased 186% to $1.8 million from $644 thousand in the first six months of fiscal year 2008. These significant increases represent employee-related costs related to our continued expansion and development of the Lyris HQ offering.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars and other programs.

Sales and marketing expenses increased 25% in the second quarter of fiscal year 2009 to $3.5 million from $2.8 million in the second quarter of fiscal year 2008. In the first six months of fiscal 2009, sales and marketing increased 32% to $7.1 million from $5.4 million in the first six months of fiscal year 2008. These increases were driven by a 50% higher corporate marketing and advertising costs, associated with promoting Lyris HQ offering, in the second quarter compared to prior year. In addition, we recorded in the second quarter and first six months of fiscal year 2009 higher employee-related costs associated with salary and compensation benefits, which was caused mainly by an increased headcount.

We expect sales and marketing costs to continue to represent a significant portion of operating expenses in the future as we continue to expand awareness of our products and services and increase our involvement in number of marketing events.

LYRIS INC. AND SUBSIDIARIES

Amortization of customer relationships

Amortization of customer relationships decreased 85% in the second quarter of fiscal year 2009 to $387 thousand from $2.5 million in the second quarter of fiscal year 2008. In the first six months of fiscal year 2009, this amortization cost decreased 74% to $776 thousand from $3.0 million in the first six months of fiscal year 2008. The decrease was primarily associated with the $2.1 million impairment cost incurred in the second quarter of fiscal year 2008.

Interest expense

	Three Months Ended December 31,		Variance
(In thousands, except percentages)	2008	2007	Dollars	Percent
Interest expense	$110	$347	$(237)	(68)%
As percent of revenue	1.0%	3.2%	(2.2)%

	Six Months Ended December 31,		Variance
(In thousands, except percentages)	2008	2007	Dollars	Percent
Interest expense	$243	$702	$(459)	(65)%
As percent of revenue	1.1%	3.3%	(2.1%)

Interest expense decreased 68% in the second quarter of fiscal year 2009 to $110 thousand from $347 thousand in the second quarter of fiscal year 2008. In the first six months of fiscal year 2009, this interest expense decreased 65% to $243 thousand from $702 thousand in the first six months of fiscal year 2008. Lower interest expense was attributable to minimum borrowings during the second quarter of our fiscal year 2009 and due to the extinguishment of a promissory note with The John Buckman and Jan Hanford Trust in the amount of $5.6 million as part of the acquisition of Lyris Technologies, Inc. on May 12, 2005. The note bears interest at the rate of 10% per annum. The note and accrued interest thereon were to become due on May 12, 2007.

Provision for income taxes

Our effective tax rate was approximately 7.6% and 9.4% for the six months of fiscal year 2009 and 2008, respectively. For the first six months of fiscal year 2009, we recorded a tax provision of $91 thousand for period ended December 31, 2008, compared to $343 thousand for the same period during the previous fiscal year. For additional information about income taxes refer to Note 9 of the Notes to Consolidated Financial Statements is this Form 10-Q.

Discontinued Operations

Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued healthcare operations which was originally recorded in fiscal year 2000. Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to us prior to the disposition of NovaCare’s long-term care services business in 1999, as well as gains related to federal income tax refunds. Losses primarily include expenses incurred or adjustments to liabilities which were owed by NovaCare prior to the disposition of NovaCare’s long-term care services business in fiscal year 2000. For the three and six months ended December 31, 2008, we recorded an income on disposal of discontinued operations, net of tax, of $76 thousand and $70 thousand, respectively. During the second quarter of fiscal year 2009, we received an approximately $81 thousand payment from the collection of accounts receivable previously written off and made a $200 thousand insurance claim settlement payment.

LYRIS INC. AND SUBSIDIARIES

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents

Our primary source of cash, during the first six months of fiscal year 2009, was cash received from the collection of accounts receivable balances generated from net sales and cash collected on fully reserved receivables from discontinued operations. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank. As of December 31, 2008, our cash equivalents totaled $506 thousand compared to $151 thousand at the fiscal year ended June 30, 2008.

We anticipate that we will continue to improve our cash flow from operations. We expect that we will maintain increasing long-term sustaining growth in our hosted revenue offerings, particularly with Lyris HQ, combined with increased efficiency within our operating expenses that will generate available cash to satisfy our capital needs and debt obligations.

Summary of Cash Activities

	Six Months Ended December 31,		Variance
(In thousands, except percentages)	2008	2007	Dollars	Percent
Net cash provided by operating activities	$872	$2,250	(1,378)	(61%)
Net cash used in investing activities	(138)	(2,574)	2,436	95%
Net cash used by financing activities	(362)	(24)	(338)	(1408%)
Effect of exchange rate changes on cash	(17)	64	(81)	(127%)

Increase in cash and cash equivalents	$355	$(284)	$639	225%

Operating Activities

Net cash derived from operations totaled $872 thousand in the first six months of fiscal year 2009 versus $2.3 million in the first six months of fiscal year 2008. There were no material differences in our operating activities in the first six months of fiscal year 2009 versus the first six months of fiscal year 2008, other than non-cash impairment charge and higher depreciation recorded in the second quarter of fiscal year 2008.

Investing Activities

Our net cash used in investing activities totaled $138 thousand in the first six months of fiscal year 2009 versus $2.6 million in the first six months of fiscal year 2008. The $2.4 million decrease represents a $2.1 million in earnout payments associated with the acquisitions of EmailLabs and Hot Banana in the second quarter of fiscal 2008. We expect that future capital expenditures will be primarily for developing new products and purchases to upgrade our information technology capabilities.

Financing Activities

Our net cash used in financing activities totaled $362 thousand in the first six months of fiscal year 2009 versus $24 thousand in the first six months of fiscal year 2008. The $338 thousand increase reflects payment on debt with Comerica Bank.

We currently satisfy our working capital needs and other financing requirements with cash collected from our accounts receivable and cash available with our revolving line of credit with Comerica Bank. We may need additional funds through public equity or additional short-term borrowings to satisfy our future capital needs, financing requirements and support our future business activities.

LYRIS INC. AND SUBSIDIARIES

Legal Claims

Refer to Note 13 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for legal claims discussion.

Off-Balance Sheet Arrangements

In accordance with the definition under the SEC rules, the following qualify as off-balance sheet arrangements:

We currently have $240 thousand in irrevocable letter of credits (“LOC”) issued by Comerica Bank, consisting of a $200 thousand LOC in favor of the Hartford Insurance Company (the “Hartford”), and a $40 thousand LOC in favor of Legacy Partners I SJ North Second, LLC.

The Hartford LOC replaces a cash deposit previously held by the Hartford as collateral for deductible payments that may be due under a compensation insurance policy. We received the $200 thousand deposit previously held by the Hartford in October 2007. Under the terms of the Hartford LOC, any amount drawn down by the Hartford on this LOC would be added to our existing debt as part of our line of credit with Comerica Bank. The Hartford LOC expires on September 1, 2009, and will automatically renew annually unless we are notified by Comerica Bank 30 days prior to the annual expiration date that they have chosen not to extend the Hartford LOC for the next year. As of the date of this report, there have been no draw downs on this LOC by the Hartford.

The Legacy Partners I SJ North Second, LLC, LOC is in connection with our office lease dated January 31, 2008, for our office in San Jose, California. This LOC expires on April 30, 2009. As of December 31, 2008, there were no significant changes in our off-balance sheet arrangements.

Revolving Line of Credit

Second Amendment to Amended and Restated Loan and Security Agreement

On December 31, 2008, we entered into a Second Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (the “Bank”). The Amendment revises the terms of the Amended and Restated Loan and Security Agreement entered into on March 6, 2008, as amended the First Amendment to the Agreement (the “First Amendment”), dated July 30, 2008 (the “Amended and Restated Agreement”).

Under the Amended and Restated Agreement, as amended by the Amendment, the Bank’s commitment is $11.3 million and is now composed of a new revolving line of credit (the “Revolving Line”), in the amount of a maximum of $4.0 million and a pre-existing term loan (the “Term Loan”), in the amount of $7.3 million. Both the Revolving Line and the Term Loan mature on July 31, 2010. The Revolving Line bears interest on the outstanding daily balance thereof as set forth in Exhibit D to the Company’s current report on Form 8-K, filed on January 6, 2009 with the SEC.

The maximum amount available under the Revolving Line is reduced by $92 thousand on the last day of each month through the maturity date. In addition, the amount available under the Revolving Line is limited by a borrowing base, which is 80% of the amount of the aggregate of the Borrowers’ accounts receivable, less certain exclusions, including the following: (a) accounts past due 90 days after invoice date; (b) credit balances over 90 days; (c) all accounts with 25% past due 90 days after invoice date; (d) accounts where the obligor does not have its principal place of business in the United States, except subject to certain Bank conditions; (e) accounts where the obligor is the United States federal government or any of its departments or agencies; (f) accounts where the obligor is an officer, employee, agent or affiliate of a borrower; and (g) certain other excluded accounts detailed in Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 6, 2009 with the SEC.

Under the Amended and Restated Agreement, as amended by the Amendment, the Term Loan is reduced on the last day of each month by approximately $117 thousand through December 2009, and by approximately $164 thousand thereafter.

Under the Amended and Restated Agreement, as amended by the Amendment, the Company is required to maintain the following financial ratios:

•

Debt Service Coverage. Measured on a monthly basis, a ratio of at least (i) 1.15 to 1.00 at all times through July 31, 2009 and (ii) 1.25 to 1.00 at all times thereafter, consisting of the calculation of (A) The earnings of the Borrowers before

LYRIS INC. AND SUBSIDIARIES

interest, taxes, depreciation, amortization (“EBITDA”) and non-cash stock compensation expenses plus any cash or non-cash expenses related to discontinued operations (such cash expenses capped at $200 thousand ) (measured by annualizing the trailing three months), minus cash, taxes and non-financed capital expenditures to (B) the sum of cash interest expense (measured by annualizing the trailing three months) plus the current portion of Term Loan indebtedness owed to Bank.

•

Minimum EBITDA. Measured monthly on a rolling three-month basis, EBITDA is required as follows: (i) not less than $800 thousand for each monthly period through August 31, 2009, (ii) not less than $1.3 million for each monthly measuring period through November 30, 2009, and (iii) $1.8 million for each monthly measuring period thereafter.

•

Total Leverage Ratio. Measured on a monthly basis, a ratio of not greater than: (i) 3.00 to 1.00 for each monthly measuring period through August 31, 2009, (ii) 2.50 to 1.00 for each monthly measuring period through November 30, 2009, and (iii) 2.00 to 1.00 for each monthly measuring period thereafter, consisting of all outstanding obligations owed to the Bank divided by annualized trailing three months EBITDA.

The Amendment also contains a waiver to the Borrowers’ violation of the financial covenant contained in Section 6.7(c)(ii) of the Amended and Restated Agreement. Under this financial covenant for the monthly measuring period ending November 30, 2008, the required ratio of all outstanding obligations owed by the Borrowers to the Bank to EBITDA is not to be greater than 3.25 to 1. The ratio, as calculated by the Borrowers for this measuring period, was 3.43 to 1.

The waiver to the financial covenant contained in the Amendment is specifically limited to the violation for the measuring period described above and does not constitute a waiver, amendment or forbearance of any other default that may now exist or may occur after the measuring period with respect to this violation or any other term, condition, or covenant contained in the Amended and Restated Agreement, as amended by the Amendment.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 6, 2009 with the SEC.

At December 31, 2008, our availability under this credit facility was approximately $1.7 million. The amount available is limited by the aggregate outstanding borrowings and the Hartford LOC issued under the facility.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for a discussion of recent account standards and pronouncements.

LYRIS INC. AND SUBSIDIARIES

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

One of our entities, Hot Banana is subject to market risks relating to foreign currency fluctuation. We will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. The fluctuation in the exchange rates resulted in foreign currency translation losses, reflected as a component of comprehensive loss in stockholders’ equity for the three and six months ended December 31, 2008, were $307 thousand and $407 thousand, respectively. Foreign currency transaction gains and losses are included in net income for the period as incurred.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2008, there were no changes in internal control over financial reporting during our second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Operating Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

LYRIS INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal claims

NovaCare v. Stratford Nursing Home. We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146 thousand, which we have fully reserved. Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money. Stratford’s principal claims have been dismissed by the court and they have taken no further actions to pursue their claims. On September 17, 2008, Stratford Nursing Home filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. District Bankruptcy Court for the Southern District of New Jersey (Camden). Due to the bankruptcy filing, it is unlikely that we will be able to collect on this receivable although we will continue to monitor the bankruptcy proceedings.

Other Cases and Claims

O’Leary v. Joyner Sports Medicine. On October 20, 2008, we reached an agreement with the plaintiff to settle this claim for an amount that was approximately $289 thousand. During the second quarter of fiscal year 2009, we made a $200 thousand payment and anticipate that we will pay the remaining $89 thousand in two equal installments during the third and fourth quarters of fiscal year 2009.

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

Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Consequently, many of our customers’ equity values may have substantially declined due to the current economic conditions. The combination of a reduction of cash flow resulting from a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. To the extent our customers reduce their capital expenditure budgets for the remainder of 2009, this reduction in spending could have a material adverse effect on our operations.

LYRIS INC. AND SUBSIDIARIES

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

Our agreement with Comerica Bank, our senior lender places certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA, and our ability to buy additional businesses, among other restrictions. We cannot be certain that we will continue to be in compliance with these requirements. Our failure to meet the modified financial covenant stated in the Amended and Restated Agreement, as amended by the Amendment, would constitute an event of default. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our business development plans, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on our revenues and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5.	OTHER INFORMATION

  None

LYRIS INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.1(b)	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.1(c)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.2	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007).

10.1	Second Amendment to Amended and Restated Loan and Security Agreement dated December 31, 2008, by and among Comerica Bank, Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009.

31.1	Certification of Luis A. Rivera, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Heidi L. Mackintosh, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Furnished herewith

LYRIS INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2009

LYRIS, INC.

By:	/s/ Luis A. Rivera
LUIS A. RIVERA
Chief Executive Officer and President