Form 10-Q
period 2009-03-31
LYRIS, INC.
filed 2009-05-13
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

103,221,882 shares of $.01 Par Value Common Stock as of May 8, 2009

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except per share data)

	March 31, 2009	June 30, 2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$483	$151
Accounts receivable, less allowances of $729 and $450, respectively	7,217	7,660
Prepaid expenses and other current assets	630	1,051
Prepaid income taxes	217	—
Deferred income taxes	606	619
Deferred financing fees	161	116
Prepaid expenses related to discontinued operations	6	6

Total current assets	9,320	9,603
Property and equipment, net	2,677	3,326
Intangible assets, net	11,957	14,614
Goodwill	35,580	35,924

TOTAL ASSETS	$59,534	$63,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,726	$2,722
Revolving line of credit - short-term	303	555
Income taxes payable	118	24
Accrued expenses remaining from discontinued operations	265	471
Deferred revenue	3,860	4,417

Total current liabilities	7,272	8,189
Revolving line of credit - long-term	8,033	9,375
Other long-term liabilities	383	251

TOTAL LIABILITIES	15,688	17,815
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 103,222 and 103,217 shares, respectively	1,032	1,032
Additional paid-in capital	257,755	257,310
Accumulated deficit	(214,884)	(213,080)
Cumulative foreign currency translation adjustment	(57)	390

Total stockholders’ equity	43,846	45,652

TOTAL LIABILITIES AND STOCKSHOLDERS’ EQUITY	$59,534	$63,467

(1)	Derived from the audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Subscription revenue	$7,904	$7,643	$24,455	$22,388
Other services revenue	1,696	1,752	5,141	5,336
Software revenue	981	1,455	2,952	4,725

Total revenues	10,581	10,850	32,548	32,449
Cost of revenues:
Subscription, software and other services	2,825	3,215	9,487	9,061
Amortization of developed technology	476	479	1,432	3,669

Total cost of revenue	3,301	3,694	10,919	12,730

Gross profit	7,280	7,156	21,629	19,719
Operating expenses:
General and administrative	3,472	3,033	9,042	9,535
Research and development	1,097	569	2,942	1,213
Sales and marketing	2,839	3,222	9,964	8,631
Amortization and impairment of customer relationship trade names	387	390	1,163	3,352

Total operating expenses	7,795	7,214	23,111	22,731

Loss from continuing operations	(515)	(58)	(1,482)	(3,012)
Interest income	—	1	—	5
Interest expense	(115)	(254)	(358)	(956)
Other income	—	1	—	9
Gain (loss) on debt extinguishment	—	919	—	919

(Loss) income from continuing operations before income taxes	(630)	609	(1,840)	(3,035)
Income tax provision	32	188	123	532

(Loss) income from continuing operations	(662)	421	(1,963)	(3,567)
Income on disposal of discontinued operations, net of tax	89	2	159	25

Net (loss) income	$(573)	$423	$(1,804)	$(3,542)

Basic and Diluted:
Loss per share from continuing operations	$(0.01)	$0.00	$(0.01)	$(0.04)
Income per share on disposal of discontinued operations, net of income tax	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.01)	$0.00	$(0.02)	$(0.04)
Weighted average shares used in calculating net loss income per common share:
Basic	103,222	98,408	103,222	97,076
Diluted	103,222	101,141	103,222	97,076

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended March 31,
	2009	2008
Cash Flow from Operating Activities:
Net loss	$(1,804)	$(3,542)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Gain on disposal of discontinued operations, net of tax	(89)	(25)
Stock-based compensation expense	445	494
Depreciation and amortization	3,509	7,744
Financing fees	(45)	—
Provision for bad debt	856	462
Prepaid income taxes	(217)	—
Deferred income tax benefit	13	13
Interest on related party promissory note	—	367
Gain on debt restructuring	—	(947)
Changes in assets and liabilities:
Accounts receivable	(413)	(493)
Prepaid expenses and other current assets	421	(209)
Accounts payable and accrued expenses	97	205
Deferred revenue	(557)	176
Income taxes payable	133	30

Net cash flows provided by continuing operations	2,349	4,275
Net cash flows used in discontinued operations	(117)	(227)

Net cash provided by operating activities	2,232	4,048

Cash Flows from Investing Activities:
Continuing operations:
Purchases of property and equipment	(232)	(1,335)
Payments for business acquired, net of cash acquired	—	(2,170)
Release of restricted cash	—	200

Net cash used in investing activities	(232)	(3,305)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	1,000
Payment for purchase of treasury stock	—	(1,670)
Proceeds from exercise of stock options	—	205
Proceeds from debt and credit arrangements	14,818	16,570
Payment of debt and credit arrangements	(16,412)	(17,515)

Net cash used in financing activities	(1,594)	(1,410)

Net effect of exchange rate changes on cash and cash equivalents	(74)	58

Net change in cash and cash equivalents	332	(609)

Cash and cash equivalents, beginning of period	151	659

Cash and cash equivalents, end of period	$483	$50

Supplemental cash flow information:
Cash paid for interest	$289	$613
Cash paid for taxes	$120	$489
Supplemental disclosure of non-cash transactions:
Extinguishment of promissory note	$—	$5,846
Gain on debt restructuring	$—	$947

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Note 1 - Description of Business

Lyris, Inc. (the “Company”) provides hosted and licensed Internet marketing software solutions to marketers. The Company is a leading publicly traded Internet marketing technology company, serving a wide range of customers from the Fortune 500 to the small and medium-sized business (“SMB”) market. The Company offers the industry’s first on-demand integrated marketing suite, Lyris HQ.

Our flagship offering, Lyris HQ, provides customers an integrated online suite of marketing solutions that enables a 360-degree view of campaigns, from email, to search-engine keyword management, to web content management and analytics. Its affordable price allows marketing departments to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment (“ROI”). For the quarter ended March 31, 2009, we have approximately 508 Lyris HQ subscription customers, a 10% increase from the previous quarter that ended December 31, 2008. The Company has approximately 8,000 overall customers as of March 31, 2009.

On January 26, 2009, the Company released significant new features for Lyris HQ, specifically in the growing area of social media. Lyris HQ users are now able to automatically tag emails they send with “social enhancer” functionality that allows a receiver of the email to quickly and easily post that email to Facebook, Myspace, or many other social media sites. In addition, Lyris HQ analytics also makes it possible for marketers to measure how much activity they are getting on their websites from social media sites. Throughout the quarter, ended March 31, 2009, Lyris also continued to make significant progress in integrating its various hosted tools into one single, unified, user experience within Lyris HQ. During the third quarter of fiscal year 2009, we expanded our offerings, specifically Lyris HQ, in Europe and other international markets. We believe that there is a significant market opportunity in this competitive environment.

As part of our business strategy, we integrated our software offerings: Hot Banana (“HB”), our Web content management system and ClickTracks, our Web analytic solution, as well as our hosted EmailLabs email marketing offering, into our Lyris HQ offering. In addition, we continue to provide point software solutions, including the industry standard List Manager (“LM”) email marketing software, ClickTracks and Hot Banana to a wide range of customers that require software solutions.

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

Foreign currency translation

We record assets, liabilities and results of operations at the operating entity level outside of the United States based on their functional currency. One of our operating entities – Hot Banana – uses the Canadian dollar as its functional currency. On consolidation, we translate all assets and liabilities denominated in a foreign currency into U.S. dollars at the exchange rate in effect on the balance sheet date. We translate revenues and expenses at the average exchange rate during the period. We translate equity transactions using historical exchange rates. We recognize the resulting translation adjustments within other comprehensive income, as a separate component of shareholders’ equity. The fluctuation in the exchange rates resulted in foreign currency translation gains and losses, reflected as a component of comprehensive loss in stockholders’ equity for the three and nine months ended March 31, 2009, were $40 and $447 respectively. Foreign currency transaction gains and losses are included in net income for the period as incurred.

Certain Risks and Uncertainties

We operate in a highly competitive and dynamic market. Accordingly, there are factors that could adversely impact the Company’s current and future operations or financial results including, but not limited to, the following: our ability to obtain rights to or protect our intellectual property; changes in regulations; our ability to develop new products accepted in the marketplace; future impairment charges; competition including, but not limited to, product pricing, product features and services; litigation or claims against us; and the hiring, training and retention of key employees.

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables. We sell our products primarily to customers throughout the United States. We monitor the credit status of our customers on an ongoing basis and we do not require our customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for the three and nine months ended March 31, 2009. Moreover, there was no single customer or supplier that accounted for more than 10% of our trade receivables for the same period.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, and certain other accrued liabilities approximate their fair values, due to their short maturities.

Revenue Recognition

We recognize revenue from providing services and licensing our software products to our customers.

We generally recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (for software licenses, revenue is recognized when the customer is given electronic access to the licensed software); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Subscription and Other Services Revenue

Services revenue is derived from several sources including hosted software for use by customers (subscription revenue), providing professional consulting and technical support services (other services revenue).

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

We have been closely monitoring the effects of the current economic downturn on the Company to determine if and when the Company should decide that there has been a triggering event, which would require an impairment analysis under SFAS144 and possibly SFAS142.

For the quarter ended March 31, 2009, our management considered the effects of the current economic downturn as a temporary event and our management did not determine that there was a triggering event. However, we will continue to monitor and assess the impact on our operations and market capitalization. We took the following short-term measures to respond to the negative effects of this global economic situation:

•	We implemented an across-the-board cost-benefit reduction initiative affecting favorably our operational expenses.

•	We discontinued our 401(k) employee matching program.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements, or in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning July 1, 2010. We do not expect the adoption of FSP 142-3 to have a material impact on us.

In February 2008, the FASB issued Financial Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

(at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning July 1, 2010. We do not expect this adoption to have a material impact on us.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other matters, SFAS 160 also requires the recognition of a noncontrolling interest (sometimes called “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent’s company’s equity. Among other requirements, SFAS 160 requires that consolidated net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. As of March 31, 2009, we do not have a noncontrolling interest (minority interest) in a subsidiary.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141R”), “Business Combinations,” which replaced SFAS 141, “Business Combinations.” SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited and would be applicable for business combinations after the adoption date. SFAS141R will significantly change the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods. Under SFAS 141R, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree measured at their fair values as of the acquisition date, with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items, including: (1) expensing acquisition-related costs as incurred; (2) noncontrolling interests are measured at fair value at the acquisition date; (3) expensing acquisition-related restructuring costs; and (4) the recognition of changes in the acquirer’s income tax valuation allowance. In addition, SFAS 141R includes a substantial number of new disclosure requirements, not previously disclosed. We expect it will have an impact on our accounting for future business combinations once adopted but the effect will be determined by the future acquisitions made.

Note 3 - Intangible Assets

The components of intangible assets consist of the following:

(in thousands)	March 31, 2009	June 30, 2008
Amortizable intangibles:
Customer relationships	$9,432	$9,536
Developed technology	$11,897	12,041
Tradenames	$1,443	1,498

	22,772	23,075
Less: accumulated amortization	(13,018)	(10,664)
Less: impairment	(4,086)	(4,086)

	5,668	8,325
Non-amortizable intangibles:
Trade names	6,289	6,289

Total intangible assets, net of amortization	$11,957	$14,614

During the three and nine months ended March 31, 2009, we recorded amortization expenses totaling $862 and $2,595, respectively. Amortization expenses during the same period, classified as cost of revenues, were $476 and $1,432 respectively.

During the three and nine months ended March 31, 2008, we recognized amortization and impairment expenses totaling $869 and $7,021, respectively. Amortization expenses during the same period, classified as cost of revenue and related to amortization and impairment of developed technology, were $479 and $3,669, respectively.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

As of March 31, 2009, a $55 foreign currency translation adjustment decreased net intangible assets, as a result of changes in the foreign currency exchange rate between the U.S. dollar and Canadian dollar.

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

The following table outlines our goodwill, by acquisition:

(in thousands)	March 31, 2009	June 30, 2008
Lyris Technologies	$17,491	$17,491
EmailLabs	10,680	10,680
ClickTracks	5,891	5,891
Hot Banana	1,518	1,862

Ending balance at March 31, 2009	$35,580	$35,924

As of March 31, 2009, Goodwill was comprised of the following:

Amount (in thousands)
Beginning balance at June 30, 2008	$35,924
Foreign currency translation adjustment	(344)

Ending balance at March 31, 2009	$35,580

Note 5 - Property and Equipment

Property and equipment consists of the following:

(in thousands)	March 31, 2009	June 30, 2008
Computers	$3,833	$3,776
Furniture and fixtures	538	553
Leasehold improvements	103	663
Software	860	110
Other equipment	360	360

	5,694	5,462
Less: accumulated depreciation and amortization	($3,017)	(2,136)

	$2,677	$3,326

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Depreciation expenses for the three and nine months ended March 31, 2009 were $299 and $907, respectively. During the same period last year, we recorded depreciation expenses totaling $249 and $723, respectively.

Note 6 - Revolving Line of Credit

Amended and Restated Loan and Security Agreement

Under our Amended and Restated Loan and Security Agreement (the “Agreement”) with Comerica Bank (the “Bank”), dated March 6, 2008, as amended by the First Amendment to the Agreement (the “First Amendment”), dated July 30, 2008, and as amended by the Second Amendment to the Agreement, dated December 31, 2008 (the “Second Amendment” and, together with the Agreement and the First Amendment, the (“Amended and Restated Agreement”), the Bank’s commitment is $11,300 and is composed of a revolving line of credit (the “Revolving Line”), in the amount of a maximum of $4,000, and a term loan (the “Term Loan”), in the amount of $7,300. Both the Revolving Line and the Term Loan mature on July 31, 2010. The Revolving Line bears interest, on the outstanding daily balance thereof, as set forth in Exhibit D to the Company’s current report on Form 8-K, filed on January 6, 2009 with the SEC.

We were in compliance under the Amended and Restated Agreement as of March 31, 2009.

The interest rate for our revolving line credit facility will vary based on utilization. At March 31, 2009, our availability under this credit facility was approximately $2,964. The amount available is limited by the aggregate outstanding borrowings and letter of credits issued under the facility.

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

The remaining assets and liabilities from discontinued operations consist of the following:

(In thousands)	March 31, 2009	June 30, 2008
Prepaid expenses pertaining to insurance deposits	$6	$6
Accounts receivable remaining from discontinued operations	146	233
Allowance for doubtful accounts remaining from discontinued operations	(146)	(233)

Total assets related to discontinued operations	$6	$6

Accrued expenses remaining from discontinued operations	$265	$471

Total liabilities related to discontinued operations	$265	$471

We have fully reserved these receivables to reduce their net realizable value to zero. If any of these receivables are collected, we will record a gain in the period of collection.

For the three and nine months ended March 31, 2009, income on disposal of discontinued operations, net of taxes, was $89 and $159, respectively. During the third quarter ended March 31, 2009, we received an approximately $89 payment from the collection of accounts receivable previously written off. The reduction in accrued expense includes an amount for a $200 insurance claim settlement payment made during the second quarter ended December 31, 2008.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

(In thousands)	March 31, 2009	June 30, 2008
Accounts payable	$570	$748
Accrued compensation and benefits	1,248	1,192
Other	908	782

	$2,726	$2,722

Accrued other reflects higher accrued marketing costs of $254, associated with promoting our Lyris HQ offering, and higher various operational costs of approximately $653 incurred in the third quarter of fiscal year 2009.

Note 9 - Income Taxes

Our effective tax rates were approximately 7.1 percent and 17.7 percent for the nine months ended March 31, 2009 and 2008, respectively. For the first nine months of fiscal year 2009, we recorded a tax provision of $123 for the period ended March 31, 2009, compared to $532 for the same period during the previous fiscal year.

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

	Nine Months March 31,
	2009	%	2008	%
Income tax expense at the statutory rate	$(588)	(35.0%)	$(1,054)	(35.0%)
State income taxes, net of federal benefit	41	2.4%	285	9.5%
Amortization of intangible assets	908	54.0%	1,284	42.7%
Utilization of NOL carryover	(634)	(37.7%)	(1,183)	(39.3%)
Other, net	396	23.4%	1,200	39.8%

Income tax provision	$123	7.1%	$532	17.7%

We record liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). For the three and nine months ended March 31, 2009, there were no material changes to the Company’s unrecognized tax benefits.

The tax positions for the Company and its subsidiaries are subject to income tax audits. Tax returns for all tax years since fiscal year 2006 remain open to Internal Revenue Service audit, and tax returns for all tax years since 2001 remain open for state income tax audit. As of March 31, 2009, there are no current federal and state income tax audits in progress.

We are subject to income tax in some jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or results of operations.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Note 10 - Comprehensive (Loss) Income

The following table shows the computation of comprehensive loss income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2009	2008	2009	2008
Net (loss) income	$(573)	$423	$(1,804)	$(3,542)
Other comprehensive income (loss):
Foreign currency translation adjustments	40	(108)	(447)	164

Total comprehensive (loss) income	$(533)	$315	$(2,251)	$(3,378)

Other comprehensive income (loss) is primarily comprised of gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income (loss) in stockholders’ equity section of the balance sheet.

Note 11 - Net (Loss) Income per Share

SFAS No. 128, Earnings Per Share, requires the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities.

The following table sets forth the computation and reconciliation of net (loss) income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2009	2008	2009	2008
(Loss) income from continuing operations	$(662)	$421	$(1,963)	$(3,567)
Income on disposal of discontinued operations, net of income tax	89	2	159	25

Net (loss) income	$(573)	$423	$(1,804)	$(3,542)

Weighted average shares outstanding:
Basic	103,222	98,408	103,222	97,076
Effective of dilutive securities:
Stock options	—	2,733,106	—	—

Diluted shares	103,222	101,141	103,222	97,076

Basic and Diluted
Loss per share from continuing operations	$(0.01)	$0.00	$(0.01)	$(0.04)
Income per share on disposal of discontinued operations, net of income tax	0.00	0.00	0.00	0.00
Net loss per share	$(0.01)	$0.00	$(0.02)	$(0.04)

In accordance with SFAS 128, unvested stock options to purchase Lyris, Inc. shares are excluded from the calculations of net loss per share for the three and nine months ended March 31, 2009 and 2008, as their effect on net loss per share would be antidilutive. As of March 31, 2009 and 2008, outstanding weighted average shares excluded from the calculations were 6,262 and 5,808, respectively.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Note 12 - Stock-Based Compensation

We recognized total stock-based expenses, including employee stock awards and purchases under stock purchase plans, in accordance with Financial Accounting Standards Board (“FASB”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”).

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted average fair value of options at grant date	$0.31	$0.90	$0.43	$1.06
Expected dividends	—	—	—	—
Expected Volatility	71%	51%	71%	51%
Expected term of the option	4.5	4.5	4.5	4.5
Risk-free interest rates	1.72%	2.19-2.83%	1.72-3.22%	2.19-2.83%

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

The following table summarizes stock option activity for the nine months ended March 31, 2009:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding on June 30, 2008	11,047	$0.60	7.88
Granted	1,519	0.50
Exercised	(5)	0.46
Forfeited/expired	(1,497)	0.81

Outstanding on March 31, 2009	11,064	0.56	7.38

Exercisable on March 31, 2009	6,262	$0.43	6.48

As of March 31, 2009, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The following table summarizes information concerning outstanding options and exercisable options activity as of March 31, 2009:

Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
0.30 0.30	5,325	6.10	0.30	4,804	0.30
0.46 0.50	1,479	9.39	0.48	60	0.46
0.57 0.83	1,576	8.15	0.74	491	0.66
0.85 0.90	1,322	8.60	0.89	349	0.89
0.91 0.91	108	7.85	0.91	46	0.91
0.95 0.95	59	8.34	0.95	15	0.95
0.96 0.96	475	7.38	0.96	247	0.96
1.05 1.05	15	8.84	1.05	4	1.05
1.23 1.23	88	8.69	1.23	25	1.23
1.30 1.30	617	8.64	1.30	221	1.30

Total	11,064	7.38	0.56	6,262	0.43

The following table summarizes the allocation of stock-based compensation expense:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Cost of revenues	$36	$43	$80	$106
General and administration	120	103	189	245
Research and development	23	11	67	20
Sales and marketing	$54	$42	$109	$123

Total stock-based compensation expense	233	199	445	494

We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 4.5 years. Our total stock-based compensation expenses were approximately $233 and $445 for the three and nine months ended March 31, 2009, respectively. During the three and nine months ended March 31, 2008, our recognized stock-based compensation costs were $199 and $494, respectively.

As of March 31, 2009, the unrecognized deferred stock-based compensation balance related to stock options was approximately $1,779 before estimated forfeitures and will be recognized over an estimated weighted average of 2.5 years.

Note 13 - Commitments and Contingencies

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. On May 1, 2009, we entered into an operating lease for corporate office space and data center capacity in Emeryville, California. The commencement date of this lease is November 1, 2009 and will replace an existing operating lease in Emeryville, which will expire on October 31, 2009. The new operating lease in Emeryville will terminate on March 31, 2016. During the term of this new operating lease, our commitments consist of the following obligations:

Fiscal Year Ended June 30,	Amount (in thousands)
2010	$288
2011	585
2012	602
2013	620
2014	639
2015	658
2016	506

Total	$3,898

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

Other than as set forth above with respect to the new operating lease in Emeryville, there have been no material changes to our lease commitments and obligations disclosed in Item 8, Part II, Note 8 of the Notes to Consolidated Financial Statements in the Form 10-K, for the fiscal year ended June 30, 2008.

Legal claims

NovaCare v. Stratford Nursing Home. We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146, which we have fully reserved. Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money. Stratford’s principal claims have been dismissed by the court and they have taken no further actions to pursue their claims. On September 17, 2008, Stratford Nursing Home filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. District Bankruptcy Court for the Southern District of New Jersey (Camden). Due to Stratford’s Chapter 11 bankruptcy proceedings, the Company no longer expects to recover any amounts from Stratford with respect to the receivable and the Company does not intend to pursue the matter further.

Other Cases and Claims

O’Leary v. Joyner Sports Medicine. On October 20, 2008, we reached an agreement with the plaintiff to settle this claim for an amount that was approximately $289. During the second quarter of fiscal year 2009, we made a $200 payment. On April 23, 2009, we paid the remaining $89. The Company anticipates the completion of the settlement of this matter during the fourth quarter of fiscal year 2009.

From time to time, we are also a party to other litigation and subject to claims incident to the ordinary course of business, including customer disputes, breach of contract claims, and other matters. Although the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such litigation and claims will not have a material adverse effect on our business, consolidated financial position, results of operations and cash flows. Due to the inherent uncertainties of such litigation and claims, our view of such matters may change in the future.

Note 14 - Subsequent Events

Acquisition

On May 12, 2009, we acquired all the outstanding capital stock of Robinsonscalvini Limited (“Facultas”), a privately held company, with its headquarters in London, England, for a nominal amount, (less than 2% under three significance quantitative tests in accordance to S-X, Rule 1-02). Facultas is a marketing representative and reseller for the Company, and it has operated in that capacity for approximately three years. Under the guidance of FASB Emerging Task Force (“EITF 04-01”), Accounting for Preexisting Relationships between the Parties to a Business Combination, we will measure and recognize all Facultas’ identifiable assets and liabilities, and the settlement amount which equals approximately the agreed nominal purchase price, associated with the preexisting relationship based on Facultas’ fair market value. In addition, we considered the guidance of EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of Business, in evaluating whether our acquisition constitutes a business combination or an exchange of similar productive assets. We concluded that a business transferred set occurred as a business combination.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except per share data and percent data)

The acquisition was consummated pursuant to a stock purchase agreement dated May 12, 2009, by and among Facultas and its shareholders. The acquisition will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combination.” The purchase price will be allocated to the underlying assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition.

We believe that the acquisition of Facultas provides an expansion of our client base in the U.K. and enhances our strategic position in providing larger scale offerings in Europe and other international markets.

Commitment - New operating lease

On May 1, 2009, we entered into an operating lease for corporate office space and data center capacity in Emeryville, California. The commencement date of this lease is November 1, 2009 and will replace an existing operating lease in Emeryville, which will expire on October 31, 2009. The new operating lease in Emeryville will terminate on March 31, 2016. Refer to Note 13 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details on our new operating lease.

LYRIS, INC. AND SUBSIDIARIES

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

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in Item 1A of the Form 10-K, and those found elsewhere in this Form 10-Q, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

Our Business

Lyris Inc. (the “Company”) is a leading publicly traded Internet marketing technology company, serving a wide range of customers from the Fortune 500 to the small and medium-sized business (“SMB”) market. We provide hosted and licensed Internet marketing software solutions to marketers. Our digital marketing software and services provide clients with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to clients who use the Internet to communicate with their customers and members. We offer the industry’s first on-demand integrated marketing suite, Lyris HQ.

Our flagship offering Lyris HQ provides customers an integrated online suite of marketing solutions that enables a 360-degree view of campaigns, from email, to search-engine keyword management, to web content management and analytics. Its affordable price allows marketing departments to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment (“ROI”). For the quarter ended March 31, 2009, we have approximately 508 Lyris HQ subscription customers, a 10% increase from the previous quarter that ended December 31, 2008. The Company has approximately 8,000 overall customers as of March 31, 2009.

On January 26, 2009, our Company released significant new features for Lyris HQ, specifically in the growing area of social media. Lyris HQ users are now able to automatically tag emails they send with “social enhancer” functionality that allows a receiver of the email to quickly and easily post that email to Facebook, Myspace, or many other social media sites. In addition, Lyris HQ analytics also makes it possible for marketers to measure how much activity they are getting on their websites from social media sites. Throughout the quarter, Lyris also continued to make significant progress in integrating its various hosted tools into one single, unified, user experience within Lyris HQ.

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

We operate in a highly competitive industry and face strong competition from other general and specialty software companies. In order to increase our revenues and improve our financial results, we expect to continue expanding and upgrading our all-in-one on demand marketing offering, Lyris HQ, and increase the number of hosted customers. We also continue to implement key growth initiatives in order to achieve long-term sustainable growth, create value for our stockholders, and deliver valued products and services to our customers. In fact, as previously disclosed in a press release announcing our results for the third quarter and the first nine months of fiscal year 2009, we expanded our offerings, specifically Lyris HQ, in Europe and other international markets. We believe that there is a significant market opportunity in this competitive environment.

On May 12, 2009, we acquired all of the outstanding capital stock of Robinsonscalvini Limited (“Facultas”), a privately held company, with its headquarters in London, England. Facultas is a marketing representative and reseller for the Company and it has operated in that capacity for approximately three years. We believe the acquisition of Facultas provides an expansion of our client base in the U.K. and enhances our strategic position in providing larger scale offerings in Europe in international markets.

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

LYRIS, INC. AND SUBSIDIARIES

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

Our significant accounting policies are disclosed in our consolidated financial statements in our Form 10-K. For the third quarter of fiscal year 2009, we believe that our estimates and judgments in the preparation of our consolidated financial statements have been impacted primarily by the following significant critical accounting policies:

Revenue Recognition

We recognize revenue from providing services and licensing our software products to our customers.

We generally recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (for software licenses, revenue is recognized when the customer is given electronic access to the licensed software); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

Subscription and Other Services Revenue

Services revenue is derived from several sources including hosted software for use by customers (subscription revenue), providing professional consulting services and technical support services (other services revenue).

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

LYRIS, INC. AND SUBSIDIARIES

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

Our allowance for doubtful accounts increased approximately $279 thousand from $450 thousand at June 30, 2008 to $729 thousand at March 31, 2009. During the third quarter, we incurred a higher debt expense of approximately $433 thousand which has been a direct impact of the current economic downturn. Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts.

Loss Contingencies and Commitments

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater

LYRIS, INC. AND SUBSIDIARIES

adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of March 31, 2009, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. On May 1, 2009, we entered into an operating lease for corporate office space and data center capacity in Emeryville, California. The commencement date of this lease is November 1, 2009 and will replace an existing operating lease in Emeryville, which will expire on October 31, 2009. The new operating lease in Emeryville will terminate on March 31, 2016. Refer to Note 13 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details on our new operating lease.

Stock-Based Compensation

We account for share-based payments to employees, including employee stock awards and purchases under stock purchase plans, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), and have selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

We estimate the fair value of each option grant on the grant date using the Black-Scholes option-pricing model. The assumptions used in this model require the exercise of judgment. The total value at the grant date is recognized over the vesting period of the options on a straight-line basis. For the three and nine months ended March 31, 2009, we recognized $233 thousand and $445 thousand stock-based compensation costs, respectively. Refer to Note 12 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details on Stock-Based Compensation.

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

We have been closely monitoring the effects of the current economic downturn on the Company to determine if and when the Company should decide that there has been a triggering event, which would require an impairment analysis under SFAS144 and possibly SFAS142.

LYRIS, INC. AND SUBSIDIARIES

For the quarter ended March 31, 2009, our management considered the effects of the current economic downturn as a temporary event and our management did not determine that there was a triggering event. However, we will continue to monitor and assess the impact on our operations and market capitalization. We took the following short-term measures to respond to the negative effects of this global economic situation:

•	We implemented an across-the-board cost-benefit reduction initiative affecting favorably our operational expenses.

•	We discontinued our 401(k) employee matching program.

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

We utilize certain tax strategies to lower taxable income. We believe that we will be able to establish with state tax authorities that we are entitled to all or most of the benefits from these strategies. However, these tax strategies are subject to certain assumptions and interpretations of the relevant legislation and judicial history that may or may not be accepted by the tax authorities. Based on our assessment on any challenges from state tax authorities, we recognize a liability on uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” For the three and nine months ended March 31, 2009, there were no material changes to the Company’s unrecognized tax benefits.

LYRIS, INC. AND SUBSIDIARIES

Results of Operations

The following table summarizes our Consolidated Statements of Operations data as a percentage of total revenue for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31,
	2009	2008	2009	2008
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	31.2%	34.0%	33.5%	39.2%

Gross profit	68.8%	66.0%	66.5%	60.8%

Operating expenses	73.7%	66.5%	71.0%	70.1%

Loss from continuing operations	(4.9%)	(0.5%)	(4.6%)	(9.3%)

Interest expense	1.1%	2.3%	1.1%	2.9%

(Loss) income from continuing operations before taxes	(6.0%)	5.6%	(5.7%)	(9.4%)

Income tax provision	0.3%	1.7%	0.4%	1.6%

Income on disposal of discontinued operations, net of tax	0.8%	0.0%	0.5%	0.1%

Net (loss) income	(5.4%)	3.9%	(5.5%)	(10.9%)

Three and Nine months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
		% of Total Company Revenue %		% of Total Company Revenue %	Variance
(In thousands, except percentages)	2009		2008		Dollars	Percent
Subscription revenue	$7,904	75%	$7,643	70%	$261	3%
Other services revenue	1,696	16%	1,752	16%	(56)	(3%)

Total subscription and services revenues	9,600	91%	9,395	87%	205	2%

Software revenue	$981	9%	$1,455	13%	$(474)	(33%)

Total revenue	$10,581	100%	$10,850	100%	$(269)	(2%)

	Nine Months Ended March 31,
		% of Total Company Revenue %		% of Total Company Revenue %	Variance
(In thousands, except percentages)	2009		2008		Dollars	Percent
Subscription revenue	$24,455	75%	$22,388	69%	$2,067	9%
Other services revenue	5,141	16%	5,336	16%	(195)	(4%)

Total subscription and services revenues	29,596	91%	27,724	85%	1,872	7%

Software revenue	$2,952	9%	$4,725	15%	$(1,773)	(38%)

Total revenue	$32,548	100%	$32,449	100%	$99	0%

LYRIS, INC. AND SUBSIDIARIES

Subscription and Other Services Revenues

Subscription and other services increased approximately by $261 thousand, or 3%, in the third quarter ended March 31, 2009, compared with the same period during the previous fiscal year, reflecting the benefit of continued hosted revenue growth, mainly driven by our Lyris HQ offering. This sustained growth quarter over quarter was attributable to new subscription customer contracts, a 10% increase from the previous quarter that ended December 31, 2008. However, this positive result was offset by a $474 thousand or 33% decline in our software revenue, resulting from continued lower sales volume. In addition, our other services revenue shows a $56 thousand or 3% decline primarily driven by less software renewals. Our business strategic plan continues to focus on investing our resources to expand and develop our flagship offering, Lyris HQ.

For the nine months ended March 31, 2009, subscription and other services revenue increased by $1.9 million or 7%, compared with the same period a year ago, primarily driven by the benefit of Lyris HQ’s growth of $2.1 million or 9%. However, our software sales volume continued to show declines resulting in a $1.8 million or 38% decrease compared to the same period during the previous fiscal year.

Although our customers continue to show their preference for hosted and licensed Internet marketing software solutions, we will continue to provide software solutions, including List Manager, to a wide range of customers.

Cost of revenue

Cost of revenues includes expenses primarily related to engineering employee costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and overhead allocated costs.

	Three Months Ended March 31,		Variance
(In thousands, except percentages)	2009	2008	Dollars	Percent
Cost of revenue	$3,301	$3,694	$(393)	(11%)
As percent of revenue	31.2%	34.0%	(2.8%)

	Nine Months Ended March 31,		Variance
(In thousands, except percentages)	2009	2008	Dollars	Percent
Cost of revenue	$10,919	$12,730	$(1,811)	(14%)
As percent of revenue	33.5%	39.2%	(5.7%)

Cost of revenue decreased $393 thousand or 11% in the third quarter of fiscal year 2009 versus the third quarter of fiscal year 2008. In the first nine months of fiscal year 2009, cost of revenue decreased 14% to $10.9 million from $12.7 million in the first nine months of fiscal year 2008. The components that affected the change in the third quarter and in the first nine months of fiscal year 2009 were the decrease in engineering employee costs, approximately $344 thousand, caused by a lower headcount, and discontinued recognition of a royalty claim of approximately $326 thousand in the third quarter of fiscal year 2009. In addition, during the third quarter of fiscal year 2009, we made a cost reclassification from costs of goods to general and administration of approximately $736 thousand to conform to the current year presentation.

LYRIS, INC. AND SUBSIDIARIES

Gross Profit

	Three Months Ended March 31,		Variance
(In thousands, except percentages)	2009	2008	Dollars	Percent
Gross profit	$7,280	$7,156	$124	2%
As percent of revenue	68.8%	66.0%	2.8%

	Nine Months Ended March 31,		Variance
(In thousands, except percentages)	2009	2008	Dollars	Percent
Gross profit	$21,629	$19,719	$1,910	10%
As percent of revenue	66.5%	60.8%	5.7%

Gross profit increased 2% in the third quarter of fiscal year 2009 to $7.3 million from $7.2 million in the third quarter of fiscal year 2008. In the first nine months of fiscal year 2009, gross profit increased 10% to $21.6 million from $19.7 million in the first nine months of fiscal year 2008. The increases in the third quarter of fiscal year 2009 and in the first nine months of fiscal year 2009 were driven by a combined benefit resulted from the continued growth in our hosted revenue offering and lower engineering employee costs. This increase was also the result of the discontinued recognition of a royalty accrual claim in the third quarter of fiscal year 2008.

Operating Expenses

	Three Months Ended March 31,
		% of Total Company Revenue		% of Total Company Revenue	Variance
(In thousands, except percentages)	2009	%	2008	%	Dollars	Percent
Operating expenses:
General and administrative	3,472	33%	3,033	28%	439	14%
Research and development	1,097	10%	569	5%	528	93%
Sales and marketing	2,839	27%	3,222	30%	(383)	(12%)
Amortization of customer relationship trade names	387	4%	390	4%	(3)	(1%)

Total operating expenses	$7,795	74%	$7,214	66%	$581	8%

LYRIS, INC. AND SUBSIDIARIES

	Nine Months Ended March 31,
	2009	% of Total Company Revenue %	2008	% of Total Company Revenue %	Variance
(In thousands, except percentages)					Dollars	Percent
Operating expenses:
General and administrative	9,042	28%	9,535	29%	(493)	(5%)
Research and development	2,942	9%	1,213	4%	1,729	143%
Sales and marketing	9,964	31%	8,631	27%	1,333	15%
Amortization of customer relationship trade names	1,163	4%	3,352	10%	(2,189)	(65%)

Total operating expenses	$23,111	71%	$22,731	70%	$380	2%

General and administrative

General and administrative expenses consist primarily of compensation and benefits for administrative personnel, professional services which include consultants, legal fees, and accounting, audit and tax fees, and costs related to corporate operations, which includes stock-based compensation and other corporate development costs.

General and administrative expenses increased 14% in the third quarter of fiscal year 2009 to $3.5 million from $3.0 million in the third quarter of fiscal year 2008. In the first nine months of fiscal year 2009, general and administrative expenses decreased 5% to $9.0 million from $9.5 million in the first nine months of fiscal year 2008. During the third quarter of fiscal year 2009, we incurred a higher bad debt expense of approximately $433 thousand, which has been a direct impact of the current economic downturn. This negative factor was offset by the benefits from our operating expense control initiatives, lower compensation expenses and outside professional services costs, resulting in lower operating expenses in the first nine months of fiscal year 2009.

Research and development

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount related expenses associated with product development.

Research and development expenses increased 93% in the third quarter of fiscal year 2009 to $1.1 million from $569 thousand in the third quarter of fiscal year 2008. In the first nine months of fiscal year 2009, research and development expenses increased 143% to $2.9 million from $1.2 million in the first nine months of fiscal year 2008. These significant increases primarily represent employee-related costs arising from our continued expansion and development of the Lyris HQ offering.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising our services and software. Sales and marketing expenses also include promotions, trade shows, seminars and other programs.

Sales and marketing expenses decreased 12% in the third quarter of fiscal year 2009 to $2.8 million from $3.2 million in the third quarter of fiscal year 2008. In the first nine months of fiscal year 2009, sales and marketing increased 15% to $10.0 million from $8.6 million in the first nine months of fiscal year 2008. The 12% decrease in the third quarter of fiscal year 2009 was primarily driven by lower employee-related costs, which was caused mainly by a decreased headcount. However, our sales and marketing was negatively impacted by higher advertising and public relations costs of approximately $1.3 million in the nine months of fiscal year 2009.

We expect sales and marketing costs to continue to represent a significant portion of operating expenses in the future as we continue to expand awareness of our products and services and increase our involvement in number of marketing events.

LYRIS, INC. AND SUBSIDIARIES

Amortization of customer relationships

Amortization of customer relationships remained flat in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008. In the first nine months of fiscal year 2009, this amortization cost decreased 65% to $1.2 million from $3.4 million in the first nine months of fiscal year 2008. The decrease was primarily a result of the $2.1 million impairment cost incurred in the third quarter of fiscal year 2008.

Interest expense

	Three Months Ended March 31,		Variance
(In thousands, except percentages)	2009	2008	Dollars	Percent
Interest expense	$115	$254	$(139)	(55)%
As percent of revenue	1.1%	2.3%	(1.2)%

	Nine Months Ended March 31,		Variance
(In thousands, except percentages)	2009	2008	Dollars	Percent
Interest expense	$358	$956	$(598)	(63)%
As percent of revenue	1.1%	2.9%	(1.8%)

Interest expense decreased 55% in the third quarter of fiscal year 2009 to $115 thousand from $254 thousand in the third quarter of fiscal year 2008. In the first nine months of fiscal year 2009, the interest expense decreased 63% to $358 thousand from $956 thousand in the first nine months of fiscal year 2008. Lower interest expense was attributable to minimum borrowings and increased cash collection during the third quarter of fiscal year 2009. The decrease was also caused by the extinguishment of a promissory note with The John Buckman and Jan Hanford Trust in the amount of $5.6 million as part of the acquisition of Lyris Technologies, Inc. on May 12, 2005. The note bore interest at the rate of 10% per annum. The note and accrued interest thereon were to become due on May 12, 2007.

Provision for income taxes

Our effective tax rate was approximately 7.1% and 17.7% for the nine months of fiscal year 2009 and 2008, respectively. For the first nine months of fiscal year 2009, we recorded a tax provision of $123 thousand for the period ended March 31, 2009, compared to $532 thousand for the same period during the previous fiscal year. For additional information about income taxes refer to Note 9 of the Notes to Consolidated Financial Statements is this Form 10-Q.

Discontinued Operations

Discontinued operations consist of gains or losses as a result of adjustments to the $374.1 million loss on disposal of discontinued healthcare operations which was originally recorded in fiscal year 2000. Gains primarily include amounts received in excess of book value for trade accounts receivable and Medicare related indemnification receivables which were owed to us prior to the disposition of NovaCare’s long-term care services business in 1999, as well as gains related to federal income tax refunds. Losses primarily include expenses incurred or adjustments to liabilities which were owed by NovaCare prior to the disposition of NovaCare’s long-term care services business in fiscal year 2000. For the three and nine months ended March 31, 2009, we recorded an income on disposal of discontinued operations, net of tax, of $89 thousand and $159 thousand, respectively.

LYRIS, INC. AND SUBSIDIARIES

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents

Our primary source of cash, during the first nine months of fiscal year 2009, was cash received from the collection of accounts receivable balances generated from net sales and cash collected on fully reserved receivables from discontinued operations. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank. As of March 31, 2009, our cash equivalents totaled $483 thousand compared to $151 thousand at the fiscal year ended June 30, 2008.

Subject to the Risk Factors set forth and referred to in Item 1A of Par II of this Form 10-Q, we anticipate that we will continue to improve our cash flow from operations. We expect that we will maintain increasing long-term sustaining growth in our hosted revenue offerings, particularly with Lyris HQ, combined with increased efficiency within our operating expenses that will generate available cash to satisfy our capital needs and debt obligations.

Summary of Cash Activities

Operating Activities

Net cash derived from operations totaled $2.2 million in the first nine months of fiscal year 2009 versus $4.0 million in the first nine months of fiscal year 2008. There was no material differences in our operating activities in the first nine months of fiscal year 2009 versus the first nine months of fiscal year 2008, other than non-cash impairment charge and higher depreciation recorded in the third quarter of fiscal year 2008.

Investing Activities

Our net cash used in investing activities totaled $232 thousand in the first nine months of fiscal year 2009 versus $3.3 million in the first nine months of fiscal year 2008. The $3.1 million decrease was attributable to the acquisitions of EmailLabs and Hot Banana in the third quarter of fiscal 2008. We expect that future capital expenditures will be primarily for developing new products and purchases to upgrade our information technology capabilities.

Financing Activities

Our net cash used in financing activities totaled $1.6 million in the first nine months of fiscal year 2009 versus $1.4 million in the first nine months of fiscal year 2008. The change reflects payments on debt with Comerica Bank.

We currently satisfy our working capital needs and other financing requirements with our increased cash collection from our accounts receivable and cash available with our revolving line of credit with Comerica Bank. We may need additional funds through public equity or additional short-term borrowings to satisfy our future capital needs, financing requirements and support our future business activities.

	Nine Months Ended December 31,		Variance
(In thousands, except percentages)	2009	2008	Dollars	Percent
Net cash provided by operating activities	$2,232	$4,048	$(1,816)	(45%)
Net cash used in investing activities	(232)	(3,305)	3,073	93%
Net cash provided by financing activities	(1,594)	(1,410)	(184)	(13%)
Effect of exchange rate changes on cash	(74)	58	(132)	(2288%)

Increase in cash and cash equivalents	$332	$(609)	$941	155%

LYRIS, INC. AND SUBSIDIARIES

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

The Legacy Partners I SJ North Second, LLC, LOC is in connection with our office lease dated January 31, 2008, for our office in San Jose, California. As of March 31, 2009, there were no significant changes in our off-balance sheet arrangements.

Revolving Line of Credit

Amended and Restated Loan and Security Agreement

Under our Amended and Restated Loan and Security Agreement (the “Agreement”) with Comerica Bank (the “Bank”), dated March 6, 2008, as amended by the First Amendment to the Agreement (the “First Amendment”), dated July 30, 2008, and as amended by the Second Amendment to the Agreement, dated December 31, 2008 (the “Second Amendment” and, together with the Agreement and the First Amendment, the (“Amended and Restated Agreement”), the Bank’s commitment is $11,300 million and is composed of a revolving line of credit (the “Revolving Line”), in the amount of a maximum of $4,000 million, and a term loan (the “Term Loan”), in the amount of $7,300 million. Both the Revolving Line and the Term Loan mature on July 31, 2010. The Revolving Line bears interest, on the outstanding daily balance thereof, as set forth in Exhibit D to the Company’s current report on Form 8-K, filed on January 6, 2009 with the SEC.

We were in compliance in under the Amended and Restated Agreement as of March 31, 2008.

The interest rate for our revolving line credit facility will vary based on utilization. At March 31, 2009, our availability under this credit facility was approximately $2,964 million. The amount available is limited by the aggregate outstanding borrowings and letter of credits issued under the facility.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for a discussion of recent account standards and pronouncements.

LYRIS, INC. AND SUBSIDIARIES

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

One of our entities, Hot Banana is subject to market risks relating to foreign currency fluctuation. We will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. The fluctuation in the exchange rates that resulted in foreign currency translation losses, reflected as a component of comprehensive loss in stockholders’ equity for the three and nine months ended March 31, 2009, were $40 thousand and $447 thousand, respectively. Foreign currency transaction gains and losses are included in net income for the period as incurred.

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

As of March 31, 2009, there were no changes in internal control over financial reporting during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LYRIS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal claims

NovaCare v. Stratford Nursing Home. We filed this collection lawsuit in August, 1999 to collect on a receivable of approximately $146 thousand, which we have fully reserved. Stratford counter-claimed with numerous theories asserting that we instead owed Stratford money. Stratford’s principal claims have been dismissed by the court and they have taken no further actions to pursue their claims. On September 17, 2008, Stratford Nursing Home filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. District Bankruptcy Court for the Southern District of New Jersey (Camden). Due to Stratford’s Chapter 11 bankruptcy proceedings, the Company no longer expects to recover any amounts from Stratford with respect to the receivable and the Company does not intend to pursue the matter further.

Other Cases and Claims

O’Leary v. Joyner Sports Medicine. On October 20, 2008, we reached an agreement with the plaintiff to settle this claim for an amount that was approximately $289 thousand. During the second quarter of fiscal year 2009, we made a $200 thousand payment. On April 23, 2009, we paid the remaining $89 thousand. The Company anticipates the completion of the settlement of this matter during the fourth quarter of fiscal year 2009.

From time to time, we are also a party to other litigation and subject to claims incident to the ordinary course of business, including customer disputes, breach of contract claims, and other matters. Although the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such litigation and claims will not have a material adverse effect on our business, consolidated financial position, results of operations and cash flows. Due to the inherent uncertainties of such litigation and claims, our view of such matters may change in the future.

ITEM 1A.	RISK FACTORS

Careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in the Form 10-K. In addition, the risk factors listed below supplement the risk factors contained in the Form 10-K and should be carefully considered. The following section describes risks and uncertainties that reflect material changes from the risk factors that were discussed in the Form 10-K and are risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. The risks discussed in the Form 10-K and described below are not the only risks facing us. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This Form 10-Q is qualified in its entirety by these risks. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in the Form 10-K and below and elsewhere in this Form 10-Q. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and a stockholder may lose part or all of its investment.

Risks Related to Our Business and Industry

Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the credit markets.

Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Consequently, many of our customers’ equity values may have substantially declined due to the current economic conditions. The combination of a reduction of cash flow resulting from a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. To the extent our customers reduce their capital expenditure budgets for the remainder of 2009; this reduction in spending could have a material adverse effect on our operations.

LYRIS, INC. AND SUBSIDIARIES

We may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under our current credit facility because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continues to make it difficult to obtain funding.

Our agreement with Comerica Bank, our senior lender, places certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA, and our ability to buy additional businesses, among other restrictions. We cannot be certain that we will continue to be in compliance with these requirements. Our failure to meet the financial covenants stated in the Amended and Restated Agreement would constitute an event of default. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our business development plans, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on our revenues and results of operations.

An impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

The continued difficult global economic crisis, resulting in among other things, sharply lower demand for our offerings and disruption of capital and credit markets would significantly affect our market capitalization and would trigger an impairment loss in the near future. Accordingly, we expect an impairment loss could have a material adverse impact on the company’s financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5.	OTHER INFORMATION

  None

LYRIS, INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.1(b)	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.1(c)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.2	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007).

10.1	Indemnification Agreement between the Company and Luis A. Rivera, together with a schedule identifying other substantially identical agreements between the Company and each of its directors identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2009).

31.1	Certification of Luis A. Rivera, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Heidi L. Mackintosh, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Furnished herewith

LYRIS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2009

LYRIS, INC.

By:	/s/ Luis A. Rivera
Luis A. Rivera
Chief Executive Officer and President