Form 10-K
period 2009-06-30
LYRIS, INC.
filed 2009-09-24
CIK 1166220

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-10875

Lyris, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0579490
(State or other jurisdiction of incorporation or organization)	(I.R.S. ID Employer Identification No.)

103 Foulk Rd, Suite 205Q, Wilmington, DE 19803

(Address of principal executive office, including zip Code)

(302) 691-6189

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	OTCBB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,860,591 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination of any other purpose) based on the closing sale price as reported on the OTCBB National Market System. As of September 21, 2009, there were 103,221,882 number of shares of common stock outstanding.

LYRIS, INC. AND SUBSIDIARIES

FORM 10-K – FISCAL YEAR ENDED JUNE 30, 2009

Contents and Cross Reference Sheet

Furnished Pursuant to General Instruction G(4) of Form 10-K

PART I

Forward-Looking Information

This annual report on Form 10-K (this “Annual Report” or this “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “predicts,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking.

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our Company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict. Therefore, actual results may vary materially from what is expressed in or indicated by the forward-looking statements. The risk factors set forth below under “Item 1A. Risk Factors,” and other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, including the “Risk Factors” sections of our Quarterly Reports on Form 10-Q, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Accordingly, our investors are cautioned not to place undue reliance on these forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.

Further, the forward-looking statements included in this Form 10-K and those included from time to time in our other public filings, press releases, our website and oral and written presentations by management are only made as of the respective dates thereof. We undertake no obligation to update publicly any forward-looking statement in this Form 10-K or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “we,” “us” and “our” refer to Lyris, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

Overview

Lyris, Inc., ( the “Company” or “Lyris”), formerly J.L. Halsey Corporation, is a leading publicly traded online marketing technology company serving a wide range of customers from the Fortune 500 to the small and medium-sized business (“SMB”) market. We offer the industry’s first on-demand, integrated marketing solution, Lyris HQ. As of June 30, 2009, approximately 8,000 customers worldwide use our online marketing technology to manage their marketing programs.

Our SaaS-based (“software-as-a- service”) online marketing solutions and services provide customers with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to customers who use online and mobile channels to communicate with their customers and members. Our technology solutions include:

•	Email marketing software, which provides customers with tools to create, deliver and manage email marketing programs, newsletters, discussion groups and other digital communications;

•	Web analytics software, which provides customers with tools to analyze and manage the behavior of visitors to their websites;

•

Email delivery tools, build email deliverability features right into the message-creation process, so marketers can automatically find and fix deliverability issues before their email marketing campaigns are released;

•	Search marketing software, enables companies to better manage and optimize pay-per-click (PPC) campaigns;

•	Web content management software is used by customers to manage a website, landing page or email content creation;

•	Social media marketing software, enables marketers to extend their email marketing initiatives to reach customers via social networking sites, such as Twitter or Facebook;

•	Mobile marketing software, allows marketers to send targeted, opt-in SMS text messages; and

•

Marketing software solutions which we offer in two forms: as licensed software that is purchased by customers and downloaded and installed on those customers’ computers, and as a hosted solution in which customers use our software on a subscription basis through an Internet connection.

Prior to August 2006, Lyris was a provider of hosted and licensed email marketing software through its wholly owned subsidiaries, Lyris Technologies, Inc. and Uptilt, Inc. (d/b/a “EmailLabs”). On August 18, 2006, the Company acquired ClickTracks Analytics, Inc. (“ClickTracks”) and Hot Banana Software, Inc., (“Hot Banana”). ClickTracks was a Web analytics provider and Hot Banana was an e-marketing Web content management company. Both EmailLabs and ClickTracks were merged into Lyris Technologies, Inc. in late 2007. We integrated our software offerings: Hot Banana (“HB”), our Web content management system and ClickTracks, our Web analytic solution, as well as our hosted EmailLabs email marketing offering, into our Lyris HQ offering.

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

Our business strategy is based upon our commitment to bringing the best on-demand Web-based marketing platform and services, a full-suite of integrated online marketing solutions with superior ease-of use and greater convenience. We believe continual investment in research and development is critical to the development and enhancement of our innovative products and technologies. Our focus is to build the foundation for long-term growth by delivering new marketing products and offerings, creating new opportunities for our business partners and improving customer satisfaction.

The Company’s objective it to expand our offerings globally to effectively reach more of our targeted customers and provide them with high-quality online marketing solutions and online marketing professional services and support. During fiscal year 2009, we expanded our offerings, specifically Lyris HQ, in Europe and other international markets. We believe that there is a significant market opportunity in Europe and expect to aggressively market to customers outside of North America, Australia and Asia. We will continue to extend our marketing knowledge resources to new and existing Lyris customers worldwide.

During the fourth quarter of fiscal year 2009, we acquired all the outstanding capital stock of Robinsonscalvini Limited (“Facultas”), a privately held company, with headquarters in London, England. This acquisition represents an important and critical first step in expanding our client base in the U.K. and enhances our strategic position in providing larger scale offerings in Europe and other international markets

Our Products and Services

Lyris HQ

In November 2007, we introduced Lyris HQ, our flagship offering which provides customers an integrated online suite of marketing solutions that enables a 360-degree view of campaigns, from email, to search-engine keyword management, to web content management and analytics. Its competitive price allows the marketing department to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment (“ROI”). For the year ended June 30, 2009, we have approximately 671 Lyris HQ subscription customers, up from 187 in the prior fiscal year.

Lyris HQ is an on demand Web-based marketing platform that brings together a suite of marketing technologies into one single, integrated user experience. Lyris HQ gives customers a full suite of online-marketing solutions, including email marketing, deliverability tools, Web analytics, Web content management, PPC keyword bidding, search marketing and mobile marketing. This integrated online offering allows users to develop and manage email campaigns, coordinate the supporting Web content, oversee and update PPC keyword bidding, access reports analyzing various key performance indicators and make adjustments to their campaigns all in real time. Other features include a calendar to track schedules across applications and marketing team members, a message board for communicating with team members and a resource center (available at LyrisHQ.com), where customers can access blogs and whitepapers that share best practices and tips on how to improve the performance of their campaigns. Lyris HQ is primarily targeting small and mid-sized businesses (“SMB”) and mid-market companies that use the Internet to market and sell their goods and services. The affordable price of Lyris HQ, starting at $299/month (as of the filing date of this Annual Report), allows everyday marketers to simplify their processes, unify their marketing efforts and improve a campaign’s return on investment.

On January 26, 2009, the Company released significant new features for Lyris HQ, specifically in the growing area of social media. Lyris HQ users are now able to automatically tag emails they send with “social enhancer” functionality that allows a receiver of the email to quickly and easily post that email to Facebook, Myspace, and many other social media sites. In addition, Lyris HQ analytics also makes it possible for marketers to measure the volume of activity they receive on their websites from social media sites. We will continue to launch updated and new features for Lyris HQ, and expect to do so in the future.

On July 1, 2008, we launched our Lyris HQ Agency Edition, a digital-marketing campaign management tool, primarily focused on marketing agencies. In addition, on December 8, 2008, we introduced our Lyris HQ Mobile, a new Short Message Services (“SMS”) solution that allows the marketer to send timely, relevant and targeted text communications to customers and opt-in audiences.

Email Marketing Software

Lyris ListManager is our email marketing licensed software product. Lyris ListManager provides IT and marketing departments with a time-tested, powerful email marketing engine to manage and execute campaigns. Lyris ListManager gives IT managers a secure, trustworthy, on-premise platform to deliver a reliable, cost-effective solution for marketing teams. And for marketers, Lyris ListManager delivers a platform to create high-volume, customized email campaigns that ensure the timely delivery of messages to the appropriate email recipients. We believe Lyris ListManager is the industry’s most robust, secure on-premise software solution for email delivery, backed by the best industry practices and know how. For IT managers, Lyris ListManager delivers software that can be integrated into other enterprise software solutions. Lyris ListManager’s open architecture enables IT managers to modify, configure and integrate the application quickly and easily. It cost-effectively helps marketers nurture their customer base and convert prospects into customers, while smoothly integrating with other applications and solutions. Lyris ListManager’s powerful delivery engine which has proven to be effective in diverse industries, allows users to conduct massive email campaigns ranging in size from small to large scale. On February 13, 2009 we released Lyris ListManager version 10.2. This release further proves our continued dedication to current and future customers that require such software solutions.

EmailLabs is our brand of hosted email marketing software, which also manages email campaigns and communications. EmailLabs is marketed to the online marketers and to advertising or marketing agencies as a product that they can offer to their customers under their agency’s brand. EmailLabs is only offered on a hosted basis and traditionally has been our premium email offering because of its capabilities, functionality and appeal to users. EmailLabs is the email marketing software that is integrated into the Lyris HQ platform and provides the email campaign capabilities within this integrated software suite.

EmailAdvisor is our deliverability monitoring tool that helps facilitate the delivery of legitimate email while taking into account the complexity of different email viewing applications. With the email difficulties that can be caused by spam (see “U.S. and Foreign Government Regulation” below), many ISPs (Internet service providers), network administrators and others now deploy anti-spam filters to prevent spam from entering their email inbox. Many of these anti-spam filters unfortunately block legitimate emails that people want to receive. EmailAdvisor helps email senders design their messages and campaigns to minimize the chance that legitimate email is wrongly blocked. EmailAdvisor is also integrated into Lyris HQ and provides this email deliverability monitoring capability.

Web Analytics Software

ClickTracks is our Web analytics product, which is offered as licensed software or as a hosted application. Web analytics software uses cookies and simple java-script to track and report on the activity of visitors to a website or landing page. This software then allows the user to analyze the behavior of those visitors and report on basic statistics about this behavior. We also sell ClickTracks to agencies and ISPs, which run the software on behalf of other customers. ClickTracks is integrated into the Lyris HQ platform and provides the Web analytics capabilities within the integrated application.

Web Content Management Software

Lyris’ Hot Banana software enables customers to manage content across their different Web properties more easily, including corporate websites, intranets, extranets, landing pages and micro marketing sites. Hot Banana assists customers in optimizing their sites in a manner that allows search engines to find relevant content more easily and increase traffic to their site. Hot Banana is offered both as hosted and licensed software and is sold primarily to SMBs that use the Internet to market and sell their goods and services. Lyris also provides professional services for the Hot Banana offering, including creative design, content creation, and other website development services.

Online Marketing Professional Services and Support

We offer full-service online marketing services and support to assist our customers in developing the best email marketing strategy to meet their goals and objectives. The full service commitment is to deliver return on investment success for our customers by deploying best practice strategy and execution of integrated digital marketing, using the industry leading Lyris HQ platform.

Professional services. Our professional services provide assistance in custom product implementation and integration which includes Web analytics and reporting, Web design, email deliverability and search engine marketing (SEM). Our services team helps our customers launch new email marketing campaigns, analyze their messaging and design, measure Marketing ROI, and advise on ways to optimize deliverability.

Training and Implementation. We offer a number of product training courses to meet our customers’ needs, from convenient online training to an instructor-led course on site or at one of our offices.

Customers may purchase our Professional and Consulting Services a-la carte, or take advantage of comprehensive service offerings which bundle these services into packages.

Customers

We serve wide range of customers from Fortune 500 companies to small and medium sized businesses. We also serve several departments of the U.S. government, national and local political campaigns, some of the largest and most reputable academic institutions, charitable organizations and athletic teams. During fiscal year 2009, we also started serving international private and governmental organizations in Australia, Asia and in the U.K.

Our overall revenue growth is directly impacted by an $8.5 million increase of Lyris HQ revenue in fiscal year 2009 compared to $837 thousand in fiscal year 2008. No sales to an individual customer accounted for more than 10% of our revenue during fiscal year 2009, 2008, or 2007.

Sales and Marketing

Our sales and marketing activities are based in our Emeryville, California operating headquarters with additional personnel in San Jose, California, Barrie, Ontario and London, England. The sales team is divided into two main groups, dedicated to (1) selling licensed software, primarily Lyris ListManager, and (2) selling Lyris HQ. Our main sales channels are direct and indirect sales. Direct sales are primarily by phone and field sales personnel who are assigned in a region or country. Our inside sales team is principally responsible for generating and identifying qualified leads. Indirect sales are referrals from existing business partners who introduce us to potential customers. Moreover, our sales teams incorporate a group of account managers who focus on retention of existing customers and developing additional business from our largest customers.

We continue to utilize the best practices in integrated marketing campaigns that combine the Internet and offline media. Our marketing strategy includes attending periodic trade shows and events and seeking promotional partners through business development activities, including technology, agency and referral partnerships. As part of our marketing strategy, we use cross-media advertising methodology, which includes limited print advertising, with significant Internet advertising including “pay-per-click” (PPC) marketing on major search engines such as Google and Yahoo.

Customer Service and Support

Our hosted service offerings include free access to our online support databases and Web seminars on the fundamentals of our hosted products and the basics of online marketing and communication. Customers receive automatic upgrades since the service is hosted on our servers. Lyris’ standard contract allows for telephone support (6 am- 6 pm PDT) and 24/7 telephone support for system emergencies. In addition, each client is given a standard one to two-hour training session. Lyris provides additional fee-based customized training sessions for a charge.

We also offer account management to customers that are looking for additional support in deploying their marketing initiatives. Account management focuses on increasing customer satisfaction and customer loyalty. Account Managers work closely with customers to understand their online marketing goals and objectives, as well as provide guidance and best practice recommendations to ensure client success when using our products and services. Account Managers are also responsible for developing new business opportunities from our existing customer base.

For our licensed software customers, we provide customer service and support in differing levels depending on the product purchased. Software customers receive “included support,” which provides free Web access to our online support databases and thirty days of online and telephone support. Customers may also purchase two levels of paid support. The first level, referred to as “Essential Support”, provides online assistance, telephone support (6 am- 6 pm Pacific time) and free access to minor upgrades during the term of the support contract. The second level, referred to as “Comprehensive Support”, includes online assistance and telephone support (6 am- 6 pm Pacific time) and free access to minor and major upgrades for one year.

Operations

We believe that continuous data center operations are crucial to our success in selling hosted services. We currently lease space and services in secure co-location data facilities in Fremont, Sunnyvale and Emeryville, California. These facilities house the servers that our hosted customers use to access our services. In addition, these facilities have redundant electrical generators and UPS power supplies, fire suppression systems, and 24/7 physical securities that protect the facilities.

We continuously monitor the performance of our service. Our monitoring features include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs that constantly monitor our systems and notify systems engineers if any unexpected conditions arise. Those system engineers and our dedicated operations team are committed to ensuring that our customers have access to our hosted network to enable delivery of marketing solutions on a real time basis.

Technology

Lyris HQ, our flagship product, is written in Adobe Flex and delivered as a Web-based Flash application. This allows us to provide a Rich Internet Application (RIA) to our customers. Lyris HQ is the new integrated user front-end for our individual point applications backends. Lyris HQ communicates and integrates with the individual point applications using a RESTful XML API library.

Our independent point applications are written in several computing languages, including Flex, Cold Fusion, C, C++, C#, and TCL, among others. These applications are designed to run in conjunction with a number of different commercial database servers, including mySQL, Microsoft SQL Server and Oracle. Lyris’ and EmailLabs’ platforms are designed to handle hundreds of thousands of emails per hour, while emphasizing reliability, availability and security. These platforms automatically handle bounces due to invalid email addresses and track user activity after receipt of the emails, such as open detection, clickthrough tracking and purchase tracking. The information gathered from user activities is digested into reports and can be used for initiating further email campaigns.

Our security systems control access to internal systems and data via the Internet. Internally, log-ins and passwords are maintained for all systems, with access control granted on an individual basis to only the required areas for which the recipient is responsible. Firewalls prevent unauthorized access externally, as well as unauthorized access to confidential data internally. Certain encryption and authentication technologies licensed from third parties combined with our own technologies provide secure transmission of confidential information.

Research and Development

We believe that investment in research and development is a critical factor in strengthening our products offerings. Accordingly, we are continually reinvesting resources in product development. To succeed in technology markets, our broad focus is on innovation with a long-term approach to new markets. Additionally, we are committed to supporting and updating our core technology and to expanding our product offerings to provide a leading set of products that meet the needs of our customers. As we continue to build out our services platform, we will bring a broad range of new products and service offerings to market that target the needs of small and medium-sized businesses, as well as large enterprises.

Historically, we have released major upgrades to our software products every 12 to 16 months. With our flagship product, Lyris HQ we have been implementing an Agile/SCRUM methodology for our releases which will allow for shorter development cycles and faster releases. As of June 30, 2009, we have approximately 64 engineers who are engaged in maintaining our current products and researching, developing, testing and deploying new versions of our software. We are investing resources for significant new research and development to build out the Lyris HQ RIA and integrate and extend out our individual point applications backends. In addition to this work, we are constantly adding or enhancing features within our existing applications. Our main research and development facilities are located in Emeryville and San Jose, California.

During fiscal years 2009, 2008, and 2007, research and development expenses were $3.6 million, $2.3 million, and $1.4 million, respectively. We plan to continue to make significant investments in a broad range of research and product development efforts to further our product and service offerings.

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

•

Ability to integrate with other applications that our customers use to interact with their customers such as Customer Relationship Management (“CRM”), enterprise marketing management (“EMM”), Web analytics, Enterprise Resource Planning packages and consumer and business databases;

•	A competitor’s introduction of an integrated digital marketing software suite to compete directly with Lyris HQ in, performance and scalability;

•	Price and total cost of ownership;

•	Stability and reliability;

•	Quality of customer service and support;

•	Brand name and reputation; and

•	Ability to provide services in a secure environment and maintain the confidentiality of customer data.

Integrated Software Suite. We are not currently aware of a competitor that is marketing an integrated suite of digital marketing tools that include email, Web analytics, Search (PPC) Marketing and Web content management suitable for mid-size or larger companies. While some integration of these services is occurring among our competitors, the integration of these services through custom software varies from application to application. However, we do believe that in the future other companies will develop and market integrated suites of digital marketing tools that could include the full suite of integrated marketing tools that we offer and possibly additional digital marketing tools.

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

Finally, several of our competitors focus on providing email services to very small users who do not require either the volume or functionality needed by larger or more sophisticated users. Although we do have many smaller customers, Constant Contact and Vertical Response are the larger providers to this market.

Web Analytics Market. In the Web analytics market, there are a number of large competitors and several well-funded start-up competitors. Large companies who operate in this market include WebTrends, Omniture, Visual Sciences (recently acquired by Omniture), CoreMetrics, IndexTools (owned by Yahoo), and Google Analytics (owned by Google). Additionally, many smaller, privately held companies compete in this space, including OneStat, and Manticore Technology. The Web analytics market is among the most competitive of all technology markets.

Search (PPC) Marketing Market. In the Search Marketing market, often referred to as PPC or Pay-Per-Click marketing, there are a significant number of competitors, particularly startups or small private companies such as Clickable, Acquisio, and Marin Software. In addition, most Web Analytics firms offer some level of Search Marketing capabilities in their products.

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

Employees

At June 30, 2009, we had 257 employees. Our employees are not represented by any labor union and we are not aware of any current activity to organize any of our employees.

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

U.S. and Foreign Government Regulation

Email has been the subject of regulation by local, state, federal and foreign governments. In 2003, the CAN-SPAM Act of 2003 (“CAN-SPAM”) was enacted as United States federal law. CAN-SPAM established national standards for the sending of commercial email. The Federal Trade Commission (FTC) enforces its provisions.

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

Under CAN-SPAM, if a recipient of permitted email marketing opts out, a sender has ten days to remove the address. The legislation also prohibits the sale or other transfer of an email address after an opt-out request. We believe strongly that emailers should send email only to those who have requested or given permission (twice) for email to be sent. We do not permit any of our hosted customers to send spam, and we require by contract that our software purchasers and hosted customers comply with CAN-SPAM. Additionally, Lyris sells an anti-spam solution, called MailShield.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, (“SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-772-9295. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available (free of charge) on or through the investor relations section our website located at www.lyris.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained on or accessible through our website or contained on other websites is not deemed to be part of this Form 10-K.

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

More than 90% of our revenue comes from email marketing - from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services. The markets for digital marketing, including email marketing, Web analytics, marketing content management and related services are relatively new and still evolving. There can be no certainty regarding how or whether these markets will develop, or whether they will experience any contractions.

Seasonal trends may cause our quarterly operating results to fluctuate, which may adversely affect the market price of our common stock.

The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months. We believe our business is also affected by similar revenue fluctuations, but our limited operating history and the impact of our acquisitions and the integration of those acquisitions make it difficult to predict the magnitude of these effects. Because we may experience these effects, investors (and, possibly, securities analysts) may be basing their decisions using financial results affected by seasonal fluctuation, which may lead to inaccurate expectations. As a result, our stock price could decline.

If businesses and consumers fail to accept online direct marketing as a means to attract and retain new customers, demand for our services may not develop and the price of our stock could decline.

Our current and planned services are relatively new, rapidly evolving, and are very different from the traditional methods that many of our customers have historically used to attract new customers and maintain customer relationships. As a result, customers and potential customers may be reluctant to try new technologies and new solutions, and the demand for our services may not develop or may decline, which could cause our stock price to decline.

Our results depend on consumer use of email and the Internet. If consumers do not continue to use email and the Internet, demand for our services may not develop and the price of our stock could decline.

Our current and planned services enable customers to use email, SMS and the Internet to increase revenue and traffic from, and communication with, their online audiences, customers and members. Our ability to serve these customers therefore depends on their audiences continuing to use email, SMS and the Internet as communications media. If consumer adoption of either technology declines, demand for our services may not develop or may decline.

The growth of the email marketing market depends on the continued growth and effectiveness of anti-spam products.

Adoption of email as a communications medium depends on the ability to prevent junk mail, or “spam,” from overwhelming a subscriber’s electronic mailbox. In recent years, many companies have evolved to address this issue and filter unwanted messages before they reach customers’ mailboxes. In response, spammers have become more sophisticated and have also begun using junk messages as a means for fraud. Email protection companies in turn have evolved to address this new threat. However, if their products fail to be effective against spam, adoption of email as a communications tool may decline, which would adversely affect the market for our services.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

The market for online direct marketing is highly competitive and is experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, reduced gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick (owned by Google), Responsys, Experian, Silverpop, Bigfoot Interactive, Exact Target, Constant Contact and InfoUSA, Web analytics providers such as Omniture, Core Metrics, Urchin (owned by Google), Web content management providers such as Interwoven and Vignette Software, Silver Lake Software and many other smaller privately held companies, including OneStat, and Manticore Technology. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively affect our ability to attract new customers.

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

The market for our products and services is characterized by rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards. If we are unable to develop enhancements to, and new features for, our existing products and services, or develop entirely new products and services, our products and services may become obsolete, less marketable or less competitive, and our business may be harmed. The ability to add new enhancements, new features and new services depends on several factors, including having sufficient financial, technical and human resources and completing such work in a timely fashion. Failure to produce timely acceptable new features will significantly impair our ability to retain existing revenue and earn new revenue.

Changes in technology may also affect consumer preferences, business environment and market share. We may not accurately predict customer or business partner behavior and may not recognize or respond to emerging trends, changing preferences or competitive factors, and, therefore, we may fail to make accurate financial forecasts. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

•	fluctuations in demand for, and sales of our products and services;

•	introduction of new products and services by us or our competitors;

•	competitive pressures that result in pricing fluctuations;

•	variations in the timing of orders for and delivery of the our products and services;

•	changes in the mix of products and services that we sell and the resulting impact on our gross margins;

•	costs associated with litigation and intellectual property claims; and

Our operating expenses are based on current expectations of our future revenues and are relatively fixed in the short term. Customer purchasing behavior can be difficult to forecast, and if we have lower revenues than expected, we may not be able to quickly reduce our expenses in response. Consequently, our operating results for a particular period could be adversely impacted, and this could in turn negatively affect the market price of our common stock.

If we fail to market new features and migrate customers to new versions of our system, our products and services may become obsolete or less competitive.

The development of proprietary technology (e.g. Lyris HQ), service enhancements and the migration of customers to new technology entail significant technical and business risks and require substantial expenditures and lead-time. We might not be successful in marketing and supporting recently released versions of our technology and services on a timely or cost-effective basis. In addition, even if new technology and services are developed and released, they might not achieve market acceptance, and if we are unable to recover the costs associated with the research and development activities, our business, financial condition and results of operations may be adversely affected. Also, if we are not successful in a smooth migration of customers to new or enhanced technology and services, we could lose customers.

Qualifying and supporting our products on multiple computer platforms is time consuming and expensive.

We devote time and resources to qualify and support our software products on specific computer platforms, such as Microsoft operating systems. To the extent that any qualified and supported platform is modified or upgraded, or it needs to qualify and support a new platform, we could be required to expend additional engineering time and resources, which could add significantly to our development expenses and adversely affect our operating results.

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

Because our products and services are complex, they may have errors or defects that users identify after they begin using them, which could harm our reputation and business. In particular, our anti-spam products may identify some legitimate emails as unwanted or unsolicited spam, or we may not be able to filter out a sufficiently high percentage of unsolicited or unwanted messages sent to the email accounts of customers. Complex software products like ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. Failure to achieve acceptance could results in a delay in, or inability to receive payment. In addition, we may be unable to respond in a prompt manner, or at all, to new methods of attacking a messaging system, such as new spamming techniques, which could result in increased service and warranty costs and related litigation expenses, potential liability to third parties, any of which could harm our business. We have from time to time found defects in products, and errors in existing products may be detected in the future. Any such errors, defects or other performance problems could affect the perceived reliability of our products and services and damage our reputation. If that occurs, customers could elect not to renew or terminate their subscriptions and future sales could be lost.

If the delivery of our email messages is limited or blocked, then the amount we may be able to charge customers for producing and sending their campaigns may be reduced and customers may discontinue their use of our services.

Internet service providers are able to block messages from reaching their users. Recent releases of Internet service provider software and the implementation of stringent new policies by Internet service providers make it more difficult to deliver emails on behalf of customers. We continually improve our own technology and work with Internet service providers to improve our ability to successfully deliver emails. However, if Internet service providers materially limit or halt the delivery of our emails, or if we fail to deliver emails in such a way as to be compatible with these companies’ email handling or authentication technologies, then the amount we may be able to charge customers for producing and sending their online direct marketing campaigns may be reduced and customers may discontinue their use of our services. In addition, the effectiveness of email marketing may decrease as a result of increased customer resistance to email marketing in general.

Our facilities and systems are vulnerable to natural disasters and other unexpected events and any of these events could result in an interruption of our ability to execute customers’ online direct marketing campaigns.

We depend on the efficient and uninterrupted operations of our data centers and hardware systems. The data centers and hardware systems are located in California, an area susceptible to earthquakes. The data centers and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to our data centers or systems, we may be unable to execute customers’ hosted online direct marketing campaigns until the damage is repaired, and may accordingly lose customers and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

System failures could reduce the attractiveness of our service offerings.

We provide email marketing and delivery services to our customers and end-users through our proprietary technology and client management systems. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain customers. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some customers to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation. Some factors that could lead to interruptions in customer service include: operator negligence; improper operation by, or supervision of, employees; physical and electronic break-ins; misappropriation; computer viruses and similar events; power loss; computer systems failures; and Internet and telecommunications failures. We do not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

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

Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to us. Our products and services include internally developed technology and intellectual property, which we protect through a combination of patent, copyright, trade secret and trademark law, as well as contractual obligations. Because these measures only provide limited protection, we may not be able to protect our proprietary rights. Unauthorized parties may attempt to obtain and use our intellectual property without authorization. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation. Further, effective patent, copyright, trade secrets and trademark law may not be available in every country in which our products and services are offered, marketed, distributed, sold or used.

We are one of several companies rapidly building new technologies in this industry. Our competitors may develop similar technology independently and design products and services around our patents, or other intellectual property rights. It is possible that a third party could be awarded a patent that applies to some portion of our business. If this occurs, we may be required to incur substantial legal fees, cease using the technology or pay significant licensing fees for such use.

If a third party asserts that we are infringing our intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be adversely affected.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These events could be costly, time consuming, divert financial and technical resources and management time, and could potentially results in the invalidation of our intellectual property. Unfavorable litigation outcome may subject us to substantial damage claims, cause product enhancement delays, and/or required to cease development of infringing products, terminate the use of the infringing technology, develop non-infringing technology and/or enter a license agreement to continue using the technology in question. Such licensing agreements might not be available on terms we find acceptable or at all and could harm our business. Existing lawsuits against others in this industry, as well as any future assertions or prosecutions of claims like these, could also result unfavorable for us outcome, potentially subjecting us to proprietary rights infringements.

From time to time, we may be named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. Because currently pending patent applications are not publicly available for certain periods of time, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. As a general matter, we do not search patent office files for patents or patent applications that we may possibly infringe. We are aware of several patents for which patent infringement potentially may be asserted against us.

As technology evolves and the number of competitors in our industry increases, we may face an increasing number of third party claims related to potential patent infringement. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, and increase our costs as a result of an adverse ruling in any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant costs and use of resources. As a result, any third-party intellectual property claims against us could adversely affect our results of operations, projected growth and revenues.

Activities of customers could damage our reputation or give rise to legal claims against us.

Customers’ promotion of their products and services may not comply with federal, state and local laws. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay fines or penalties, redesign business methods, discontinue some services or otherwise expend resources to avoid liability.

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

U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails that could minimize the effectiveness of our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

In December 2003, Congress enacted the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which could adversely affect our financial performance and significantly harm our business. A finding of such a violation may require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

We have acquired all of our operating businesses since May 2005, and we may continue to expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

One of our business strategies is to acquire competing or complementary services, technologies or businesses. We also may enter into relationships with other businesses in order to introduce new, and/or expand our existing product and service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

Our completed acquisitions and any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities, nor can we assure you that we will be able to complete any acquisitions on favorable terms or at all. In connection with one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders’ percentage of ownership;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	encounter undiscovered and unknown problems, defects or other issues related to any acquisition that become known to us only after the acquisition;

•	encounter potential conflicts in distribution, marketing or other important relationships, or poor acceptance by our customers;

•	face difficulties caused by entering geographic and business markets in which we have no or only limited prior experience;

•	face risks that the acquired products and services may not attract consumers;

•	encounter difficulties in implementation of uniform standards, controls, policies and procedures;

•	fail to achieve anticipated levels of revenue, profitability or productivity;

•	face poor acceptance of our business model and strategies

•	encounter unfavorable reactions from investment banking market analysts who disapprove of our completed acquisitions.

We have not realized expected benefits from our acquisitions.

While we expect our acquisitions to result in additional net revenues for us, we cannot guarantee that will be the case. With respect to the integration of personnel, despite our efforts to retain the key employees of acquired businesses, we may not be successful, as competition for qualified management and technical employees in our industry is intense. We may also be perceived to have a different corporate culture and these key employees may not want to work for a larger, publicly-traded company. In addition, competitors may recruit these key employees. As a result, these key employees could leave with little or no prior notice, which could impede the integration process and harm our business, financial condition and operating results. In connection with these acquisitions, certain key employees have entered into employment agreements or consulting and non-competition agreements that will restrict their ability to compete with us if they leave or at the conclusion of their consulting term. We cannot assure you of the enforceability of these non-competition agreements or that these employees or consultants will continue to work with us under their employment or consulting agreements. We have already seen significant decreases in revenue and profitability due to the fact that neither ClickTracks nor Hot Banana has generated the revenues anticipated at acquisition.

Our executive officers and other key personnel are critical to our business, and because there is significant competition for personnel in our industry, it may not be able to attract and retain qualified personnel.

Our success depends on the continued contributions of our executive management team, our technical, marketing, sales, customer support and product development personnel. The loss of key individuals or significant numbers of such personnel could significantly harm our business, financial condition and results of operations. We do not have any life insurance or other insurance covering the loss of any of our key employees.

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

Some of our competitors possess greater technological and financial resources, may produce better or more cost-effective products or services and may be more effective than we do, in marketing and promoting their products and services.

There is a substantial risk that competing companies will produce better or more cost-effective products or services, or will be better equipped than we are, to promote products or services in the marketplace. A number of companies offer products and services that compete with our products, either directly or indirectly. Many of these companies have greater financial and technological resources than we do.

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

In addition, laws regulating the use of cookies by us and our customers could also prevent us from providing our services to our customers or require us to employ alternative technology. A European Union Directive implemented by member countries, requires us to tell users about cookies placed on their computers, describe how we and our customers will use the information collected and offer users the right to refuse a cookie. Although no European country currently requires consent prior to delivery of a cookie, one or more European countries may do so in the future. If we were required to obtain consent before delivering a cookie or if the use or effectiveness of cookies is limited, we would be required to switch to alternative technologies to collect user profile information, which may not be done on a timely basis, at a reasonable cost or at all.

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

Adverse global economic conditions may continue to negatively affect our business, results of operations, and financial condition.

Current adverse global economic conditions has had, and may continue to have, a negative impact on consumers and limit their ability to spend on marketing related products and services. If demand for our products and services decreases, as a result of economic conditions or otherwise, our financial condition would be adversely impacted.

Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the credit markets.

Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recent global economic downturn has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility of in fixed income, credit and equity markets. Consequently, many of our customers’ equity values may have substantially declined due to the current economic conditions. The combination of a reduction of cash flow resulting from a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. To the extent our customers reduce their capital expenditure budgets for the remainder of 2009 or beyond, this reduction in spending could have a material adverse effect on our operations.

We may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under our current credit facility because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs and may inhibit our ability to grow.

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

We borrowed money to purchase EmailLabs and Hot Banana. Our agreement with Comerica Bank (“Comerica” the “Bank”), our senior lender, places certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA, and our ability to buy additional businesses, among other restrictions. We cannot be certain that we will continue to be in compliance with these requirements. Our failure to meet the financial covenants stated in the Amended and Restated Loan and Security Agreement with Comerica, dated March 6, 2008 (the “Agreement”), as amended by the First Amendment to the Agreement dated July 30, 2008 (the “First Amendment”), the Waiver Letter, dated September 12, 2008 (the “Waiver Letter”), the Second Amendment to the Agreement, dated December 31, 2008 (the “Second Amendment”) and the Third Amendment to the Agreement, dated June 19, 2009 (the “Third Amendment” and, together with the Agreement, the First Amendment, the Waiver Letter, the Second Amendment, the “Amended and Restated Agreement”), would constitute an event of default. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our business development plans, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on our revenues and results of operations.

We were not profitable in fiscal 2009 or fiscal 2008, and there can be no assurance that we will generate net income in subsequent periods.

We experienced net losses of $19.0 million and $5.5 million for fiscal years 2009 and 2008, respectively. There can be no assurance that we will be cash flow positive or generate net income in fiscal year 2010 or future years.

An impairment loss could have a material adverse impact on our financial condition and results of operations.

The continued difficult global economic crisis, resulting in among other things, sharply lower demand for our offerings and disruption of capital and credit markets would significantly affect our market capitalization and result in an impairment loss. We recognized an impairment loss of $17.0 million in fiscal year 2009. It is possible that further decline of economic conditions would result in additional impairment loss that could have a material adverse impact on our financial condition and results of operations.

Exposure to risks associated with our international operations could unfavorably affect our performance.

We derive revenues through our international operations, which include Hot Banana, based in Ontario, Canada, and Lyris Limited, based in London, England. The success and profitability of our international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, tax laws and changes in the value of the U.S. dollar versus the local currencies in which Hot Banana’s and Lyris Limited’s businesses may be denominated. Specifically with currency risks, we do not currently utilize derivative instruments to hedge an exposure to fluctuation in foreign currency, including the Canadian dollar, the British pound sterling or the Euro, and our revenues may decrease as a result of such fluctuations.

Our operating results are subject to volatility resulting from fluctuations in foreign currency exchange rates, including:

•	currency movements in which the U.S. dollar becomes stronger with respect to foreign currencies, thereby reducing relative demand for our products and services outside the United States; and

•

currency movements in which a foreign currency in which we have incurred expenses becomes stronger in relation to the U.S. dollar, thereby raising our expenses for the same level of operating activity.

We are subject to risks associated with our international operations.

We expect that our international operations will expand as a result of the recent acquisition, which provides access to additional distribution channels in European markets. However, the occurrence of adverse international political, economic or geographic events could result in significant shortfalls in expected revenue and growth of business operation, which could adversely affect our business, financial condition and results of operations.

Our international operations expose us to additional risks, including, but not limited to:

•	trade restrictions and duties, including tariffs, quotas, and other barriers;

•	delays resulting from difficulty in obtaining trade licenses for certain technology, foreign regulatory requirements, such as safety or radio frequency emissions regulations;

•	liquidity problems in various foreign markets;

•	uncertainties and liabilities associated with foreign tax laws;

•	burdens of complying with a variety of foreign laws, including more stringent consumer and data protection laws;

•	unexpected changes in, or impositions of, foreign legislative or regulatory requirements;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	difficulties in staffing, managing, and operating our international operations;

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. law;

•	political and economic instability;

•	changes in diplomatic and trade relationships; and

•	other factors beyond our control including terrorism, war, natural disasters and diseases, particularly in areas in which we have facilities.

Certain political, economic and social considerations relating to International operations could adversely affect us.

In addition to other risks associated with our global business, we face risks related to operations in other foreign countries. Changes in political, economic and social environments of markets, in which we develop, market, distribute or sell our products could adversely impact anticipated results of future operations and may potentially impede our growth.

Risks related to Investment in our Common Stock

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

The stock market and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include, but are not limited to:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by others or us;

•	acceptance by consumers of technologies of companies other than us;

•	the ability to sign new customers and the retention of existing customers;

•	new products or services that we offer;

•	competitive developments including new products or services, or new relationships by our competitors;

•	changes that affect our customers or the viability of their product lines;

•	conditions or trends in the Internet and online commerce industries;

•	global unrest and terrorist activities;

•	changes in the economic performance and/or market valuations of other Internet or online e-commerce companies;

•	required changes in generally accepted accounting principles and disclosures;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions;

•	additions or departures of key personnel; and

•	sales or other transactions involving our common stock.

Our executive officers and directors beneficially own a significant amount of our common stock.

As of June 30, 2009, our executive officers and directors and entities affiliated with them beneficially own or have options exercisable within 60 days to purchase, in the aggregate, approximately 37.6% of our common stock. The chairman of our board of directors (the “Board” or “Board of Directors”), Mr. William T. Comfort, III, as controlling partner of LDN Stuyvie Partnership, beneficially owns 41.0% of our common stock. These stockholders together have, and Mr. Comfort himself has, the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

In addition to the provisions to protect our NOLs, our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent us from having a change of control or changes in our management that our stockholders may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

  None

ITEM 2.	PROPERTIES –

Our principal office is located at 103 Foulk Rd, Suite 205Q, Wilmington, DE 19803, where we lease approximately 112 square feet of office space. Our subsidiaries lease office space in California, Delaware, Nevada and Ontario, Canada.

A summary of our significant leased office facilities at June 30, 2009 are as follows:

Location	Square Feet	Type of Possession	Lease Expiration Date
Emeryville, California	31,186	Lease	March 2016
Emeryville, California	19,500	Lease	October 2009
San Jose, California	17,120	Lease	September 2012
Santa Cruz, California	11,000	Lease	December 2009
Barrie, Ontario	6,400	Lease	December 2013
London, England	1,974	Lease	March 2010

Our leased facilities are fully used for the Company and its subsidiaries operations. Our current corporate office consists of 19,500 square feet of office space located in Emeryville, California pursuant to a lease agreement that will expire on October 31, 2009. On May 1, 2009, we entered into an operating lease for corporate office space and data center capacity in Emeryville, California. This new operating lease will replace our expiring lease October 31, 2009. The commencement date of this new lease is November 1, 2009. We expect to occupy the entire 31,186 square feet. This new lease will include additional space that will be available to accommodate our expansion needs.

We believe that our current operating leases (and our new Emeryville lease) are suitable and adequate to provide our current and near-term requirements. Our remaining lease obligation as of June 30, 2009 for all of our facilities is approximately $6.0 million.

ITEM 3.	LEGAL PROCEEDINGS

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

Other Cases and Claims

O’Leary v. Joyner Sports Medicine. On October 20, 2008, we reached an agreement with the plaintiff to settle this claim for an amount that was approximately $289 thousand. During the second quarter of fiscal year 2009, we made a $200 thousand payment. On April 23, 2009, we paid the remaining $89 thousand, which completed the settlement of this case.

From time to time, we are also a party to other litigation and subject to claims which are incidental to the ordinary course of business, including customer disputes, breach of contract claims, and other matters. Although the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such litigation and claims will not have a material adverse effect on our business, consolidated financial position, results of operations and cash flows. Due to the inherent uncertainties of such litigation and claims, our view of such matters may change in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of 2009 fiscal year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share (“common stock”) is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol LYRI.OB. Trading of our common stock on OTCBB commenced on December 3, 1999. Our common stock was previously traded on the New York Stock Exchange (the “NYSE”) under the symbol NOV until November 22, 1999. Our common stock traded on the OTCBB under the symbol NAHC until June 17, 2002 and as JLHY.OB until November 15, 2007. On June 30, 2009 there were 520 holders of record of common stock.

The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

	High	Low
Year Ended June 30, 2009:
First Quarter	$0.68	$0.41
Second Quarter	0.53	0.26
Third Quarter	0.42	0.22
Fourth Quarter	0.75	0.26
Year Ended June 30, 2008:
First Quarter	$1.41	$0.80
Second Quarter	1.74	1.05
Third Quarter	1.30	0.80
Fourth Quarter	0.90	0.50

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

Performance Graph

The following performance graph compares the cumulative total return on our common stock during the last five fiscal years to the NASDAQ Composite and NASDAQ Computer indices for the period from June 30, 2004 through June 30, 2009. The graph assumes that $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index and the companies listed on the NASDAQ Computer Index on June 30, 2004 and that any dividends were reinvested.

	Lyris, Inc.	NASDAQ Composite	NASDAQ Computer
6/30/04	$100	$100	$100
6/30/05	$150	$100	$99
6/30/06	$271	$106	$99
6/29/07	$244	$127	$124
6/30/08	$197	$112	$116
6/30/09	$88	$90	$96

The information furnished above under the heading “Performance Graph” shall not be deemed “filed” for purposes of Section18 of the Exchange Act or otherwise be subject to the liabilities of that section, nor shall information be deemed incorporated by reference in any filing under the Securities Act of 1933, regardless of any general language in such filing, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA –

The following selected financial data for the five years ended June 30, 2009, have been derived from our audited consolidated financial statements and should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and the Results of Operations and Notes to the Consolidated Financial Statements in this report.

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Subscription revenue	$32,575	$30,203	$25,006	$14,975	$899
Other services revenue	7,021	7,050	5,954	4,047	512
Software revenue	3,692	5,947	8,045	5,331	796
Gross Profit	28,444	25,601	26,965	17,597	1,760
(Loss) income from continuing operations before income taxes	(19,349)	(5,091)	(775)	2,986	(434)
Income (benefit) tax provision	(45)	440	544	827	77
Gain on disposal of discontinued operations, net of tax	284	29	1,670	407	281
Net (loss) income	$(19,020)	$(5,502)	$351	$2,566	$(230)

(Loss) gain per share from continuing Operations
Basic and diluted	(0.19)	(0.06)	(0.01)	0.03	(0.01)
Net income (loss) per share:
Basic and diluted	(0.18)	(0.06)	0.00	0.03	(0.00)
Weighted average shares used in basic per share calculation	103,222	98,604	90,706	83,127	82,297
Weighted average shares used in diluted per share calculation	103,222	98,604	92,904	84,485	82,297

	As of June,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$619	$151	$659	$255	$3,102
Intangibles, net of amortization	11,252	14,614	22,414	19,776	12,714
Goodwill	18,707	35,924	36,021	27,390	17,749
Total assets	41,526	63,467	70,191	57,719	38,824
Long term debt	4,917	9,375	13,494	11,592	5,600
Stockholders’ equity	$27,014	$45,652	$45,806	$30,066	$27,082

	As of June,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements Cash Flows Data:
Net cash provided by (used in) operating activities	$4,308	$2,901	$4,568	$5,163	$(1,370)
Net cash (used in) investing activities	(461)	(3,791)	(13,451)	(17,840)	(24,640)
Net cash (used in) provided by financing activities	(3,360)	332	9,279	9,830	232
Effect of exchange rate changes on cash	(19)	50	8	—	—
Increase (decrease) in cash and cash equivalents	$468	$(508)	$404	$(2,847)	$(25,778)

Acquisition of our former business distributor in the U.K. was made in the fourth quarter of fiscal year 2009. This acquisition was included in our Consolidated Financial Statements and did not significantly affect our fiscal year 2009 operating results.

During the fourth quarter of fiscal year 2009, we recorded noncash goodwill impairment charges. For additional information about the noncash goodwill impairment charges, refer to Note 5 of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and our financial condition and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to consolidated financial statements (“notes”) included in Part II, Item 8 of this Annual Report on Form10-K (“this Annual Report” or this “Form 10-K”). This overview summarizes the MD&A, which includes the following sections:

Our Business – a general description of our business, our offerings and services; our business strategy; and our acquisition.

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

Our Business

General

Lyris, Inc., ( the “Company” or “Lyris”), formerly J.L. Halsey Corporation, is a leading publicly traded online marketing technology company serving a wide range of customers from the Fortune 500 to the small and medium-sized business (“SMB”) market. We offer the industry’s first on-demand, integrated marketing solution, Lyris HQ. As of June 30, 2009, approximately 8,000 customers worldwide use our online marketing technology to manage their marketing programs.

Our SaaS-based (“software-as-a- service”) online marketing solutions and services provide customers with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to customers who use online and mobile channels to communicate with their customers and members. Our technology solutions include:

•	Email marketing software, which provides customers with tools to create, deliver and manage email marketing programs, newsletters, discussion groups and other digital communications;

•	Web analytics software, which provides customers with tools to analyze and manage the behavior of visitors to their websites;

•

Email delivery tools, build email deliverability features right into the message-creation process, so marketers can automatically find and fix deliverability issues before their email marketing campaigns are released;

•	Search marketing software, enables companies to better manage and optimize pay-per-click (PPC) campaigns;

•	Web content management software is used by customers to manage a website, landing page or email content creation;

•	Social media marketing software, enables marketers to extend their email marketing initiatives to reach customers via social networking sites, such as Twitter or Facebook;

•	Mobile marketing software, allows marketers to send targeted, opt-in SMS text messages; and

•

Marketing software solutions which we offer in two forms: as licensed software that is purchased by customers and downloaded and installed on those customers’ computers, and as a hosted solution in which customers use our software on a subscription basis through an Internet connection.

Prior to August 2006, Lyris was a provider of hosted and licensed email marketing software through its wholly owned subsidiaries, Lyris Technologies, Inc. and Uptilt, Inc. (d/b/a “EmailLabs”). On August 18, 2006, the Company acquired ClickTracks Analytics, Inc. (“ClickTracks”) and Hot Banana Software, Inc., (“Hot Banana”). ClickTracks was a Web analytics provider and Hot

Banana was an e-marketing Web content management company. Both EmailLabs and ClickTracks were merged into Lyris Technologies, Inc. in late 2007. We integrated our software offerings: Hot Banana (“HB”), our Web content management system and ClickTracks, our Web analytic solution, as well as our hosted EmailLabs email marketing offering, into our Lyris HQ offering.

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

Business Strategy

Our primary goal is to achieve long-term sustainable growth and create value for our stockholders and improve customer satisfaction. Our business strategy is based on our commitment to bringing the best on-demand Web-based marketing platform and services. Our platform is a full-suite of integrated online marketing solutions with superior ease-of use and greater convenience. Our objective is to expand our offerings globally to effectively reach more of our targeted customers and provide them with high-quality online marketing solutions and online marketing professional services and support.

In achieving our vision, we focus on the following key initiatives that will drive our future performance:

•

Developing and strengthening our products and services: We will continue to develop innovative software applications and marketing solutions that deliver value for our customers. In November 2007, we began to offer our new integrated on-demand marketing suite that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface. As our flagship product, we will continue to invest in Lyris HQ. Our goal is to make it the best on-demand integrated marketing solution in the market – a full-suite integrated marketing software with superior ease-of –use and greater convenience. As such, we will execute well in key areas by focusing on product excellence and ongoing innovation on our integrated on-demand marketing platform.

•

Being a leader in digital marketing technology and related services: Strengthening our position and becoming a leader involves product awareness and creation of key offerings. We will continue to extend our marketing knowledge to new and existing Lyris customers worldwide.

•

People: Continuing to create a great place to work where people are inspired to be the best they can be. We hire and retain a highly talented and diverse workforce to establish a multi-talented working environment. In addition, we will improve training opportunities and identify a more visible career path for our employees.

•	Business Partners: Continuing to nurture a winning network of business partners and building mutual trust and loyalty.

•	Profitability: Maximizing return to shareholders and simultaneously mindful of our overall financial responsibilities.

We operate in the highly competitive online and email marketing industry and meet strong competition from other email marketing companies. Our financial results, like those of other companies, are being impacted by the current unfavorable economic conditions as businesses cut back on spending. Because we offer a leading on-demand marketing platform solution in the market, Lyris HQ sales continue to increase. We believe that our Company is well-positioned to weather the current economic downturn based on our ongoing technological innovations and implementation of an across-the-board cost reduction initiative.

The Company’s objective it to expand our offerings globally to effectively reach more of our targeted customers and provide them with high-quality online marketing solution and online marketing professional services and support. During fiscal year 2009, we expanded our offerings, specifically Lyris HQ, in Europe and other international markets. We believe that there is a significant market opportunity in Europe and expect to aggressively market to customers outside of North America, Australia and Asia. We will continue to extend our resources market knowledge to new and existing Lyris customers worldwide

On May 12, 2009, we acquired all the outstanding capital stock of Robinsonscalvini Limited (“Facultas”), a privately held company, with headquarters in London, England. This acquisition represents an important and critical first step in expanding our client base in the U.K. and enhances our strategic position in providing larger scale offerings in Europe and other international markets.

Acquisition

During the fourth quarter of fiscal year 2009, we acquired all the outstanding capital stock of Robinsonscalvini Limited (“Facultas”), a privately held company, with headquarters in London, England, for a nominal amount, (less than 2% under three significance quantitative tests in accordance to Regulation S-X, Rule 1-02 of the SEC). Facultas is a marketing representative and reseller for the Company, and it has operated in that capacity for approximately three years.

The acquisition was consummated pursuant to a stock purchase agreement dated May 12, 2009, by and among Facultas and its shareholders. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combination.” The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition.

Fiscal Year 2010 Outlook

We offer the first on-demand integrated marketing suite, Lyris HQ that we believe has a strong correlation to a potential revenue growth in fiscal year 2010. However, at this time we are unable to project our revenue growth and due to the current economic conditions, actual growth many not occur. We are positive about our relative market position and our innovative product solutions delivery plans. In addition, we remain focused on executing our key business initiatives and continue providing quality products at the lowest possible total cost of ownership while managing our operating expenses.

Financial Results of Operations for Fiscal Years 2009, 2008, and 2007

The following table summarizes our Consolidated Statements of Operations data as a percentage of total revenue for the periods presented:

	For the Fiscal Year Ended,
	2009	2008	2007
Total revenue	100.0%	100.0%	100.0%
Cost of revenue	34.3%	40.7%	30.9%

Gross profit	65.7%	59.3%	69.1%

Operating expenses	109.3%	70.6%	63.6%

Loss from continuing operations	(43.6%)	(11.3%)	5.5%

Interest expense	1.0%	2.5%	8.0%

(Loss) income from continuing operations before taxes	(44.7%)	(11.8%)	(2.0%)

Income tax provision	(0.1%)	1.0%	1.4%

Income on disposal of discontinued operations, net of tax	0.7%	0.1%	4.3%

Net (loss) income	(43.9%)	(12.7%)	0.9%

Financial Summary

Our financial results during fiscal year 2009 are impacted by the following significant items:

•	8% increase in subscription revenue reflecting the benefit of continued hosted revenue growth, mainly driven by our Lyris HQ offering.

•

38% decrease in software sales resulting from continued lower sales volume compared to fiscal year 2008 due to changes in our business model beginning in 2008 where we started focusing on investing our resources to expand our flagship offering, Lyris HQ.

•

Noncash goodwill impairment charges totaling $17.0 million to reduce the carrying amount of our goodwill to their estimated fair value based upon the annual impairment test performed during the fourth quarter of fiscal year 2009. This is a non-cash change which resulted from the current global economic downturn and its negative impact on our stock price.

•	Increased operating expense primarily driven by higher research and development and sales and marketing costs, reflecting our investment in key initiatives that will drive our future performance.

•	Decreased interest expense as a result of a lower average outstanding debt balance.

(In thousands, except percentages)	2009	% of Total Company Revenue %	2008	% of Total Company Revenue %	2007	% of Total Company Revenue %	Change 2009 vs. 2008		Change 2008 vs. 2007
							Dollars	Percent	Dollars	Percent
Subscription revenue	$32,575	75%	$30,203	70%	$25,006	64%	$2,372	8%	$5,197	21%
Other services revenue	7,021	16%	7,050	16%	5,954	15%	(29)	(0%)	1,096	18%

Total subscription and services revenues	39,596	91%	37,253	86%	30,960	79%	2,343	6%	6,293	20%

Software revenue	$3,692	9%	$5,947	14%	$8,045	21%	$(2,255)	(38%)	$(2,098)	(26%)

Total revenue	$43,288	100%	$43,200	100%	$39,005	100%	$88	0%	$4,195	11%

Fiscal year 2009 compared with fiscal year 2008

Subscription and Services Revenue

Total subscription and services revenue increased approximately by $2.3 million or 6% in fiscal year 2009, compared with fiscal year 2008. This increase in service revenue was driven primarily by our hosted revenue growth of $2.4 million or 8% in 2009 compared with 2008. This result is due to the continued strong performance of our Lyris HQ offering. Lyris HQ subscription revenue increased $9.3 million in fiscal year 2009 from $837 thousand in fiscal year 2008. Our professional services revenue remained flat in fiscal year 2009 versus fiscal year 2008.

Software Revenue

Software revenue decreased approximately by $2.3 million or 38% in fiscal year 2009, compared with fiscal year 2008. The decline was primarily attributable to continued lower sales volume and management’s focus from software license sales to a hosted revenue model.

Fiscal year 2008 compared with fiscal year 2007

Subscription and Service Revenue

Total subscription and service revenue increased approximately by $6.3 million or 20% in fiscal year 2008, compared with fiscal year 2007. The increase in service revenue was driven primarily by hosted revenue growth of $5.2 million or 21% in 2008 compared with 2007, due to a significant Lyris HQ customer increase. In addition, our professional services revenue reflects an increase of $492 thousand or 45% in 2008, compared with 2007. This increase was associated with hosted revenue growth driven primarily by an increase in Lyris HQ contracts.

Software Revenue

Software revenue decreased approximately by $2.1 million or 26% in fiscal year 2008, compared with fiscal year 2007. The decline was primarily attributable to market shift and management’s focus from software license sales to a hosted revenue model. Our customers continue to show a preference for hosted solutions, thus we intend to focus our resources on this growing market. However, we will continue to provide various software product solutions to our wide range of customers.

Cost of revenue

(In thousands, except percentages)	2009	2008	2007	Change 2009 vs. 2008	Change 2008 vs. 2007
Cost of revenue	$14,844	$17,599	$12,040	$(2,755)	$5,559
As percent of revenue	34%	41%	31%	-6%	10%

Cost of revenues includes expenses primarily related to engineering employee salaries and related costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and overhead allocated costs.

Fiscal year 2009 compared with fiscal year 2008

Cost of revenue decreased approximately by $2.7 million in fiscal year 2009 versus fiscal year 2008, mainly due to a noncash impairment charge of $2.0 million in the second quarter of fiscal year 2008.

Fiscal year 2008 compared with fiscal year 2007

Cost of revenue increased approximately by $5.6 million in fiscal year 2008, compared with fiscal year 2007, mainly due to a one-time impairment charge of $2.0 million and higher amortization costs of developed technology. In addition, in fiscal year 2008, we experienced increased data center and hosting costs. Our business continues to grow in hosted services which contribute to that related costs.

Gross Profit

(In thousands, except percentages)	2009	2008	2007	Change 2009 vs. 2008	Change 2008 vs. 2007
Gross Profit	$28,444	$25,601	$26,965	$2,843	$(1,364)
As percent of revenue	66%	59%	69%	6%	-10%

Gross profit increased $2.8 million in fiscal year 2009 from a decreased position of $1.4 million in fiscal year 2008. The $2.8 million increase in gross profit is derived from continued strong performance of our Lyris HQ offerings. In the beginning of fiscal year 2008, we changed our business model to hosting services that have lower cost structure. This change result in approximately 11% increase in gross profit compared with the same period last year. As we continue to focus on expanding our flagship offering, Lyris HQ, we expect that it will improve our gross profit in the future periods.

Operating Expenses

(In thousands, except percentages)	2009	2008	2007	Change 2009 vs. 2008	Change 2008 vs. 2007
Operating expenses:
General and administrative	$10,838	$11,857	$11,087	$(1,019)	$770
Research and development	3,639	2,334	1,448	1,305	886
Sales and marketing	14,116	12,566	10,539	1,550	2,027
Amortization of customer relationship trade names	1,689	3,742	1,741	(2,053)	2,001
Impairment of goodwill	17,042	—	—	17,042	—

Total operating expenses	$47,324	$30,499	$24,815	$16,825	$5,684

As percent of revenue	109%	71%	64%	39%	7%

General and administrative

(In thousands, except percentages)	2009	2008	2007	Change 2009 vs. 2008	Change 2008 vs. 2007
General and administrative	$10,838	$11,857	$11,087	$(1,019)	$770
As percent of revenue	25%	27%	28%	-2%	-1%

General and administrative expenses consists primarily of compensation and benefits for administrative personnel, professional services which include consultants, legal fees, and accounting, audit and tax fees, and cost related to corporate operations including stock-based compensation and other corporate development costs.

Fiscal year 2009 compared with fiscal year 2008

General and administrative expenses decreased approximately $1.0 million in fiscal year 2009 versus fiscal year 2008, primarily driven by our continued effort to make important cost structure adjustments and key cost-reduction initiatives e.g. discontinued utilization of recruiters and consultants.

We intend to continue to improve our margins through increased efficiency in operating expenses.

Fiscal year 2008 compared with fiscal year 2007

General and administrative expenses reflected a slight increase of $770 thousand in fiscal year 2008, compared with fiscal year 2007.

Research and development

(In thousands, except percentages)	2009	2008	2007	Change 2009 vs. 2008	Change 2008 vs. 2007
Research and development	$3,639	$2,334	$1,448	$1,305	$886
As percent of revenue	8%	5%	4%	3%	2%

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount related expenses associated with product development.

Fiscal year 2009 compared with fiscal year 2008

Research and development expenses increased $1.3 million in fiscal year 2009 versus fiscal year 2008. This increase is primarily reflecting a 23% increase in headcount related costs compared with prior year. These costs continued to be associated with the build-out of our Lyris HQ offering.

Fiscal year 2008 compared with fiscal year 2007

Research and development expenses increased $886 thousand in fiscal year 2008 compared with fiscal year 2007 primarily related to an increase in headcount related costs which were directly associated to the build out the Lyris HQ offering.

Sales and marketing

(In thousands, except percentages)	2009	2008	2007	Change 2009 vs. 2008	Change 2008 vs. 2007
Sales and marketing	$14,116	$12,566	$10,539	$1,550	$2,027
As percent of revenue	33%	29%	27%	4%	2%

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars, and other marketing programs.

Fiscal year 2009 compared with fiscal year 2008

Sales and marketing increased approximately by $1.6 million during fiscal year 2009 versus fiscal year 2008. This sales and marketing costs increase was driven by expanded advertising campaigns and a 10% headcount-related expenses increase in fiscal year 2009 compared with fiscal year 2008.

Fiscal year 2008 compared with fiscal year 2007

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

Amortization of customer relationships

(In thousands, except percentages)	2009	2008	2007	Change 2009 vs. 2008	Change 2008 vs. 2007
Amortization and impairment of customer relationship trade names	$1,689	$3,742	$1,741	$(2,053)	$2,001
As percent of revenue	4%	9%	4%	-5%	4%

Fiscal year 2009 compared with fiscal year 2008

Amortization and impairment of customer relationships tradenames (ClickTracks and Hot Banana) decreased by $2.1 million in fiscal year 2009 versus fiscal year 2008, reflecting a $2.1 million recorded impairment during fiscal year 2008. Refer to Note 4 of the Notes to Consolidated Financial Statements.

Fiscal year 2008 compared with fiscal year 2007

Amortization and impairment of customer relationships tradenames (ClickTracks and Hot Banana) increased by $2.0 million for fiscal year 2008 compared with fiscal year 2007, reflecting a $2.1 million recorded impairment during fiscal year 2008. Refer to Note 4 of the Notes to Consolidated Financial Statements.

Interest expense

(In thousands, except percentages)	2009	2008	2007	Change 2009 vs. 2008	Change 2008 vs. 2007
Interest expense	$(453)	$(1,084)	$(3,130)	$631	$2,046
As percent of revenue	-1%	-3%	-8%	1%	6%

Fiscal year 2009 compared with fiscal year 2008

Interest expense decreased approximately by $631 thousand in fiscal year 2009 versus fiscal year 2008. The decrease was result of a lower average debt outstanding in fiscal year 2009 compared to fiscal year 2008.

Fiscal year 2008 compared with fiscal year 2007

Interest expense decreased approximately by $2.0 million in fiscal year 2008 compared with fiscal year 2007. The decrease was primarily due to the debt extinguishment, a noncash transaction of debt conversion to equity. This event is related to a note, with our largest stockholder, LDN Stuyvie Partnership. Pursuant to the Backstop Agreement on this note, the Company granted to LDN Stuyvie Partnership the exclusive right to purchase an additional $10 million of common stock.

Provision for income taxes

Our effective tax rates in fiscal years 2009 and 2008 were 0.3% and 146.3% respectively. During the fiscal year ended June 30, 2009, we recorded income tax benefit of approximately $45 thousand. We incurred $440 thousand and $544 thousand in tax expenses in fiscal years 2008 and 2007, respectively, which consisted primarily of state income provision and income tax on income on disposal of discontinued operations.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents

Our primary source of cash during 2009 was cash received from the collection of accounts receivable balances generated from sales and cash collected on fully reserved receivables from discontinued operation, in addition to the available line of credit from Comerica to support our operations. As of June 30, 2009, our cash equivalents totaled $619 thousand compared to $151 thousand at fiscal year ended June 30, 2008. A $468 thousand increase in our cash and cash equivalents is a direct result of increased cash collections on accounts receivables during fiscal year 2009.

	Years Ended June 30,		Change
	2009	2008	$	%
Cash and cash equivalents	$619	$151	$468	310%

Total	$619	$151	$468	310%

% of total assets	1%	0%

We anticipate that we will continue to improve our cash flow from operations and continue building our cash reserves. We expect that we will maintain increasing long-term sustaining growth in our hosted revenue offerings, particularly with our product, Lyris HQ, combined with increased efficiency within our operating expenses that will generate available cash to satisfy our capital needs and debt obligations.

Fiscal year 2009 compared with fiscal year 2008

Cash flows

(In thousands, except percentages)	2009	2008	2007	Change 2009 vs. 2008	Change 2008 vs. 2007
Net cash provided by operating activities	$4,308	$2,901	$4,568	$1,407	$(1,667)
Net cash used in investing activities	(461)	(3,791)	(13,451)	3,330	9,660
Net cash provided by financing activities	(3,360)	332	9,279	(3,692)	(8,947)
Effect of exchange rate changes on cash	(19)	50	8	(69)	42

Increase in cash and cash equivalents	$468	$(508)	$404	$976	$(912)

Net cash flows from operations increased $1.4 million in fiscal year 2009 versus fiscal year 2008. This increase was primarily attributable to a 34% increase in cash collection of our accounts receivable in 2009 compared with 22% in 2008, driven by an average revenue growth of 23% over the last three years.

Net cash used in investing activities decreased approximately by $3.3 million in fiscal year 2009 versus fiscal year 2008. This decrease was primarily related to payments for business acquisitions of approximately $2.2 million in fiscal year 2008. Our capital expenditures were $432 thousand and $1.9 million in fiscal year 2009 and 2008, respectively.

Fiscal year 2008 compared with fiscal year 2007

Net cash flows from operations decreased approximately by $1.7 million in fiscal year 2008 compared with fiscal year 2007. This decrease was primarily attributable to a $5.5 million net loss from continuing operations in fiscal year 2008, compared with net income of $351 thousand in fiscal year 2007. The net loss from continuing operations was primarily caused by a non-cash item of $4.1 million for impairment costs recorded during fiscal year 2008. In addition, we experienced higher operating costs related to headcount expenses, including compensation and benefits. Our headcount increased from approximately 162 employees in 2007 to 250 employees in 2008.

The increase in headcount is part of our long-term strategic goal to develop a qualified and high performing team to meet our business vision and strategy.

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

Cash flows from Financing Activities

(In thousands, except percentages)	2009	2008	2007	Change 2009 vs. 2008	Change 2008 vs. 2007
Proceeds from sale of stock	$—	$1,000	$87	$(1,000)	$913
Proceeds from exercise of stock options	2	206	—	(204)	206
Payment for purchase of treasury stock	—	(1,670)	—	1,670	(1,670)
Financing fees	(90)	—	(75)	(90)	75
Proceeds from debit and credit arrangements	18,761	22,923	27,453	(4,162)	(4,530)
Payment of debt and credit arrangements	(22,033)	(22,127)	(28,186)	94	6,059
Proceeds from convertible debt from related party	—	—	10,000	—	(10,000)

Net cash provided by financing activities	$(3,360)	$332	$9,279	(3,692)	$(8,947)

Fiscal year 2009 compared with fiscal year 2008

Net cash provided by financing activities decreased approximately by $3.7 million in fiscal year 2009, versus fiscal year 2008.

The decrease was caused primarily by approximately $3.7 million in payments made towards our revolving line of credit facility with Comerica Bank (“Comerica” or “Bank”).

As of June 30, 2009, we have an $11.3 million total bank commitment with Comerica, composed of a $4.0 million revolving line of credit facility and a $7.3 million term loan. Both the revolving line of credit and the term loan mature on January 31, 2011. As of June 30, 2009, our availability under this credit facility was approximately $3.4 million. Refer to Note 8 of the Notes to Consolidated Financial Statements.

Fiscal year 2008 compared with fiscal year 2007

Net cash provided by financing activities decreased by approximately $8.9 million in fiscal year 2008, compared with fiscal year 2007. The decrease was attributed to $10.0 million in proceeds received in fiscal year 2007 that related to convertible debt from a related party, LDN Stuyvie Partnership. In addition, a $1.7 million payment for purchase of treasury stock occurred in fiscal year 2008. These were repurchased shares from John Marshall, the former president of ClickTracks, in accordance with an agreement that was entered into between us and Mr. Marshall on June 8, 2007.

In fiscal year 2008, there was an approximately $796 thousand net cash inflow from our revolving line of credit with Comerica. As of June 30, 2008, we had $11.9 million revolving line of credit facility, less $9.9 million outstanding balance, and $240 thousand used for letters of credit. Accordingly, the availability under this revolving line of credit was $1.7 million at the end of fiscal year 2008. See Note 11 to our Consolidated Financial Statements for detail information of our revolving line of credit with Comerica.

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

The Legacy Partners I SJ North Second, LLC, LOC is in connection with our office lease dated January 31, 2008, for our office in San Jose, California. As of June 30, 2009, there were no significant changes in our off-balance sheet arrangements.

Long-Term Contractual Obligations

The following table summarizes by period the payments due for contractual obligations estimated as of June 30, 2009:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations(1)	$6,658	$1,741	4,917	$0	$0
Operating lease obligations(2)	$5,891	$1,074	$2,181	$1,472	$1,164

Total	$12,549	$2,815	$7,098	$1,472	$1,164

(1)	Revolving line of credit with Comerica

(2)	Various property leases

Revolving Line of Credit

Under our Amended and Restated Loan and Security Agreement with Comerica, dated March 6, 2008 (the “Agreement”), as amended by the First Amendment to the Agreement, dated July 30, 2008 (the “First Amendment”), the Waiver Letter, dated September 12, 2008 (the “Waiver Letter”), the Second Amendment to the Agreement, dated December 31, 2008 (the “Second Amendment”), and the Third Amendment to the Agreement, dated June 19, 2009 (the “Third Amendment”, and together with the Agreement, the First Amendment, the Waiver Letter and the Second Amendment, the “Amended and Restated Agreement”), Comerica’s commitment is $11.3 million and is composed of a revolving line of credit (the “Revolving Line”), in the amount of a maximum of $4.0 million, and a term loan (the “Term Loan”), in the amount of $7.3 million. Both the Revolving Line and the Term Loan mature on July 31, 2010. The Revolving Line bears interest, on the outstanding daily balance thereof, as set forth in Exhibit D to the Company’s current report on Form 8-K, filed on January 6, 2009 with the SEC. We were in compliance under the Amended and Restated Agreement as of June 30, 2009.

The interest rate for our revolving line credit facility will vary based on utilization. As of June 30, 2009, our availability under this credit facility was approximately $3.4 million. The amount available is limited by the aggregate outstanding borrowings and letter of credits issued under the facility.

The aggregate maturities of line of credit by fiscal year as of June 30, 2009 are as follows:

Fiscal Year Ended June 30,	Amount (in thousands)
2010	$1,741
2011	4,917
2012	—

Total	$6,658

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Rule 10-01 of Regulation S-X of the SEC, which requires management to make estimates, judgments and assumptions that affect our reported amounts in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our Consolidated Financial Statements. Our most critical accounting policies and estimates include, but are not limited to the following:

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

Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $899 thousand and $450 thousand at June 30, 2009 and June 30, 2008, respectively. During fiscal year 2009, we experienced a higher bad debt expense of approximately $1.1 million, which has been a direct impact of the current economic downturn.

Loss Contingencies and Commitments

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of June 30, 2009, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. During the fourth quarter of fiscal year 2009, we entered into an operating lease for corporate office space and data center capacity in Emeryville, California. The commencement date of this lease is November 1, 2009 and will replace an existing operating lease in Emeryville, which will expire on October 31, 2009. The new operating lease in Emeryville will terminate on March 31, 2016.

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

Impairment Testing

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate, and the discount rate including a specific reporting unit risk premium. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value at the time the analysis is performed.

During the fourth quarter of fiscal year 2009, we performed our annual impairment testing of our goodwill and intangible assets. We determined that the following factors contributed to the reductions of the carrying amount of our goodwill and intangible assets compared to their estimated fair value: the significant negative economic global condition; the sustained decline in our stock price; and the significant change in our market capitalization. As such, we recorded a $17.0 million noncash impairment charge for the fiscal year ended June 30, 2009. Refer to Note 5 of the Notes to Consolidated Financial Statements.

During the fiscal year ended June 30, 2009, we recognized $107 thousand write-downs of some purchased legacy intangible assets related to certain technologies and customer relationships. In addition, we changed the legacy intangible assets’ estimated useful life from indefinite to a definite life of approximately three to five years. The amounts were recorded as amortization of purchased intangible assets. However, based on the Company’s business model of integrating the other significant purchased intangible assets (their technologies and functionalities, i.e. Clicktracks and EmailLabs), to our growing flagship product, Lyris HQ, we concluded there were no impairment charges related to these purchased intangible assets for the fiscal year ended June 30, 2009. We based this conclusion utilizing the income approach, projecting growth rates in the near term (ranging from 10% to 20% from 2010 to 2012). Refer to Note 4 of the Notes to Consolidated Financial Statements.

Capitalized Software Costs

We follow the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), in accounting for website development costs incurred based on the website development activity. Accounting for software in a hosting environment, we follow the guidance of EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). In addition, we follow the guidance of Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), in accounting for development costs of our software which is used in providing services to customers. SOP 98-1 allows capitalization of computer software costs, which are incurred during the application development stage. However, costs related to preliminary project and post-implementation activities are expensed as incurred.

We account for costs of computer software used as an integral part of a product or process in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 allows capitalization of software production costs incurred after establishing technological feasibility. Technological feasibility is established when all necessary planning, designing, coding and testing are completed. Moreover, these activities are necessary to establish that the product can meet its design specifications including functions, features, and technical performance requirements. We capitalized $193 thousand, and $0 in fiscal years 2009 and 2008, respectively. These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is three years.

Stock-Based Compensation

We recognized total stock-based expenses, including employee stock awards and purchases under stock purchase plans, in accordance with Financial Accounting Standards Board (“FASB”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”).

We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions to estimate the probability that market conditions will be achieved. We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 4.5 years. Refer to Note 15 of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes,” (“FIN 48”), we establish valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Refer to Note 11 of the Notes to Consolidated Financial Statements.

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

Both of our European and Canadian subsidiaries represented approximately 2 percent of our consolidated net operating revenues and consolidated long-lived assets at June 30, 2009. We will continue to manage their foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of comprehensive gain in stockholders’ equity of $267 thousand for fiscal year ended June 30, 2009.

As of June 30, 2009, we do not utilize foreign currency hedging. However, we may consider using foreign exchange hedging in the future to mitigate our exposure to any material currency transaction risks that would affect our revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lyris, Inc:

We have audited the accompanying consolidated balance sheets of Lyris, Inc. and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2009 and 2008. Our audits also included the financial statement schedule listed in Item 15(b). These consolidated financial statements and the financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lyris, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer, LLP

San Francisco, California

September 24, 2009

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except per share data)

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$619	$151
Accounts receivable, less allowances of $899 and $450, respectively	6,458	7,660
Prepaid expenses and other current assets	1,122	1,057
Deferred income taxes	714	619
Deferred financing fees	130	116

Total current assets	9,043	9,603
Property and equipment, net	2,524	3,326
Intangible assets, net	11,252	14,614
Goodwill	18,707	35,924

TOTAL ASSETS	$41,526	$63,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,987	$3,193
Revolving line of credit - short-term	1,741	555
Income taxes payable	274	24
Deferred revenue	4,255	4,417

Total current liabilities	9,257	8,189
Revolving line of credit - long-term	4,917	9,375
Other long-term liabilities	338	251

TOTAL LIABILITIES	14,512	17,815
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 103,222 and 103,217 shares, respectively	1,032	1,032
Additional paid-in capital	257,959	257,310
Accumulated deficit	(232,100)	(213,080)
Cumulative foreign currency translation adjustment	123	390

Total stockholders’ equity	27,014	45,652

TOTAL LIABILITIES AND STOCKSHOLDERS’ EQUITY	$41,526	$63,467

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2009	2008	2007
Revenues:
Subscription revenue	$32,575	$30,203	$25,006
Other services revenue	7,021	7,050	5,954
Software revenue	3,692	5,947	8,045

Total revenues	43,288	43,200	39,005
Cost of revenues:
Subscription, software and other services	12,915	13,451	9,739
Amortization of developed technology	1,929	4,148	2,301

Total cost of revenue	14,844	17,599	12,040

Gross profit	28,444	25,601	26,965
Operating expenses:
General and administrative	10,838	11,857	11,087
Research and development	3,639	2,334	1,448
Sales and marketing	14,116	12,566	10,539
Amortization and impairment of customer relationship trade names	1,689	3,742	1,741
Impairment of goodwill	17,042	—	—

Total operating expenses	47,324	30,499	24,815

(Loss) income from continuing operations	(18,880)	(4,898)	2,150
Interest income	—	5	24
Interest expense	(453)	(1,084)	(3,130)
Other income	65	9	181
Gain on debt restructure	—	919	—
Loss on sale of assets	(81)	(42)	—

Loss from continuing operations before income taxes	(19,349)	(5,091)	(775)
Income tax (benefit) provision	(45)	440	544

Loss from continuing operations	(19,304)	(5,531)	(1,319)
Income on disposal of discontinued operations, net of tax ($14), ($1) and ($125) respectively	284	29	1,670

Net (loss) income	$(19,020)	$(5,502)	$351

Basic and Diluted:
Loss per share from continuing operations	$(0.19)	$(0.06)	$(0.01)
Income per share on disposal of discontinued operations, net of income tax	$0.00	$0.00	$0.02
Net loss per share	$(0.18)	$(0.06)	$0.00
Weighted average shares used in calculating net loss income per common share:
Basic	103,222	98,604	90,706
Diluted	103,222	98,604	92,904

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income	Shares	Amount	Total Stockholders’ Equity
Balances at June 30, 2006	89,522,280	$895	$274,064	($207,929)	—	(6,313,948)	($36,964)	$30,066

Stock issued for exercise of stock options	112,250	1	(97)	—	—	31,250	183	87
Stock issued for acquisition of ClickTracks	—	—	(13,653)	—	—	2,799,636	16,406	2,753
Stock issued for related party promissory note	8,796,068	88	(10,130)	—	—	3,483,062	20,375	10,333
Stock-Based Compensation	—	—	694	—	—	—	—	694
Beneficial conversion feature of convertible promissory note			1,294	—	—	—	—	1,294
Comprehensive income, net of tax:
Cumulative translation adjustment	—	—	—		228	—	—	228
Net income			—	351	—	—	—	351

Total comprehensive income	—	—	—	—	—	—	—	579

Balances at June 30, 2007	98,430,598	984	252,172	(207,578)	228	—	—	45,806

Purchase of treasury shares	—	—	—	—	—	(2,226,006)	(1,670)	(1,670)
Common stock sale	952,381	10	990	—	—	—	—	1,000
Stock issued for exercise of stock options	5,000	—	(159)	—	—	486,916	365	206
Stock issued for related party promissory note	3,828,903	38	3,557			1,739,090	1,305	4,900
Stock-Based Compensation			750					750
Comprehensive loss, net of tax:
Cumulative translation adjustment	—	—	—	—	162	—	—	162
Net loss	—	—	—	(5,502)	—	—	—	(5,502)

Total comprehensive loss	—	—	—	—	—	—	—	(5,340)

Balances at June 30, 2008	103,216,882	1,032	257,310	(213,080)	390	—	$—	45,652

Stock issued for exercise of stock options	5,000	—	2	—	—	—	—	2
Stock-Based Compensation	—	—	647	—	—	—	—	647
Comprehensive loss, net of tax:
Cumulative translation adjustment					(267)			(267)
Net loss				(19,020)				(19,020)

Total comprehensive loss	—	—	—	—	—	—	—	(19,287)

Balances at June 30, 2009	103,221,882	$1,032	$257,959	($232,100)	$123	—	$—	$27,014

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Years Ended June 30,
	2009	2008	2007
Cash Flow from Operating Activities:
Net loss	$(19,020)	$(5,502)	$351
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Gain on disposal of discontinued operations, net of tax	(284)	(29)	(1,670)
Stock-based compensation expense	647	750	694
Depreciation	1,178	1,005	810
Amortization of intangible assets	3,618	3,804	4,042
Goodwill impairments	17,000	4,086	—
Provision for bad debt	1,187	580	638
Deferred income taxes	(95)	(39)	(156)
Loss on sale of assets	81	42	—
Interest on related party promissory note	—	368	437
Gain on debt restructuring	—	(947)	—
Beneficial conversion feature of convertible promissory note	—	—	1,294
Changes in assets and liabilities:
Accounts receivable	(210)	(1,337)	(2,473)
Prepaid expenses and other current assets	34	(307)	(79)
Accounts payable and accrued expenses	257	267	(7)
Accrued interest	—	—	(457)
Deferred revenue	(162)	537	879
Income taxes payable	303	(155)	(182)

Net cash flows provided by continuing operations	4,534	3,123	4,121
Net cash flows used in discontinued operations	(226)	(222)	447

Net cash provided by operating activities	4,308	2,901	4,568

Cash Flows from Investing Activities:
Continuing operations:
Reduction of note payable	—	—	(195)
Purchases of property and equipment	(432)	(1,917)	(1,523)
Payments for business acquired, net of cash acquired	(29)	(2,170)	(13,051)
Release of restricted cash	—	96	—
Discontinued operations:
Release of restricted cash	—	200	1,318

Net cash used in investing activities	(461)	(3,791)	(13,451)

Cash Flows from Financing Activities:
Proceeds from sale of stock	—	1,000	87
Proceeds from exercise of stock options	2	206	—
Payment for purchase of treasury stock	—	(1,670)	—
Financing fees	(90)	—	(75)
Proceeds from debt and credit arrangements	18,761	22,923	27,453
Proceeds from convertible debt from related party	—	—	10,000
Payment of debt and credit arrangements	(22,033)	(22,127)	(28,186)

Net cash (used in) provided by financing activities	(3,360)	332	9,279

Effect of exchange rate changes on cash and cash equivalents	(19)	50	8

Net change in cash and cash equivalents	468	(508)	404

Cash and cash equivalents, beginning of period	151	659	255

Cash and cash equivalents, end of period	$619	$151	$659

Supplemental cash flow information:
Cash paid for interest	$455	$786	$1,786
Cash paid for taxes	$124	$699	$862
Supplemental disclosure of non-cash transactions:
Extinguishment of promissory note	$—	$5,847	$—
Stock issued for acquisition of ClickTracks	$—	$—	$2,753
Stock issued for related party promissory note	$—	$4,900	$10,333
Conversion of convertible debt and accrued interest to equity	$—	$—	$10,437
Gain on debt restructuring	$—	$947	$—
Beneficial conversion feature of convertible promissory note	$—	$—	$1,294

See accompanying Notes to Consolidated Financial Statements.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

1. Description of Business

Lyris, Inc. (the “Company” or “Lyris”) provides hosted and licensed online marketing software solutions to marketers. The Company is a leading publicly traded online marketing technology company, serving a wide range of customers from the Fortune 500 to the small and medium-sized business (“SMB”) market. The Company offers the industry’s first on-demand integrated marketing suite, Lyris HQ.

2. Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2009, for example, refer to the fiscal year ending June 30, 2009.

Basis of Presentation and Consolidation

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial reporting and with the instructions to Form 10-K and Article 10 of Regulation S-X. Our consolidated financial statements include our accounts and accounts of our subsidiaries. We eliminate from our financial results all significant intercompany transactions. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. There are certain reclassifications that have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity. Specifically, we are now disclosing subscription revenue separately from services revenue in the fiscal year 2009.

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

Use of Estimates and Assumptions

In accordance with U.S. GAAP and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”), for a fair presentation for the periods presented, we make adjustments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. These estimates are based on the analysis of historical and expectations of future trends, which can require extended periods of time to resolve, and are subject to change from period to period. Accordingly, the actual results may ultimately differ from estimates and assumptions. Our accounting estimates that require the most significant and subjective judgments include, but are not limited to, the accounting for doubtful accounts, amortization and depreciation (estimated useful lives), goodwill and intangible assets valuation, discontinued operations, valuation and recognition of stock-based compensation, current and deferred taxes, deferred revenue and other contingencies.

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

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Both of our European and Canadian subsidiaries represented approximately 2 percent of our consolidated net operating revenues and consolidated long-lived assets at June 30, 2009. We will continue to manage their foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of comprehensive gain in stockholders’ equity of $267 thousand at June 30, 2009.

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

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables. We sell our products primarily to customers throughout the United States. We monitor the credit status of our customers on an ongoing basis and we do not require our customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for fiscal year ended June 30, 2009. Moreover, there was no single customer or supplier that accounted for more than 10% of our trade receivables for the same period.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, and certain other accrued liabilities approximate their fair values, due to their short maturities.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, primarily consists of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value. We maintain cash balances with banks in excess of FDIC insured limits. We limit credit risk by maintaining accounts with financial institutions of high credit standing.

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

Advertising Costs

Advertising costs are expensed as incurred or the first time the advertising takes place. During fiscal years 2009, 2008, and 2007, advertising costs were $5,078, $4,133, and $3,233, respectively.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for the fiscal years ended June 30, 2009, 2008 and 2007 were approximately $3,639, $2,334, and $1,448, respectively.

Allowance for Doubtful Accounts

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience, changes in our customer payment history and a review of the current status of trade accounts receivable. If any of these factors change, it is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $899 and $450 at June 30, 2009 and June 30, 2008, respectively.

Loss Contingencies and Commitments

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of June 30, 2009, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. During the fourth quarter of fiscal year 2009, we entered into an operating lease for corporate office space and data center capacity in Emeryville, California. The commencement date of this lease is November 1, 2009 and will replace an existing operating lease in Emeryville, which will expire on October 31, 2009. The new operating lease in Emeryville will terminate on March 31, 2016.

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

We test goodwill and our intangible assets with indefinite lives not subject to amortization under the provision of SFAS No. 142, “Goodwill and Other Intangible Asset,” for annual impairment testing. In addition, we consider the following significant factors that could trigger an impairment review prior to annual testing:

a.	a significant underperformance relative to historical or expected projected future operating results;

b.	a significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

c.	significant negative industry or economic trends;

d.	a significant decline in our stock price for a sustained period of time;

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

e.	a significant change in our market capitalization relative to net book value; and

f.	a significant adverse change in legal factors or in the business climate that could affect the value of the asset.

Impairment Testing

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate, and the discount rate (including a specific reporting unit risk premium. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value at the time the analysis is performed.

During the fourth quarter of fiscal year 2009, we performed our annual impairment testing of our goodwill and intangible assets. We determined that the following factors contributed to the reductions of the carrying amount of our goodwill and intangible assets compared to their estimated fair value: the significant negative economic global condition; the sustained decline in our stock price; and the significant change in our market capitalization. As such, we recorded a $17,000 noncash impairment charge for the fiscal year ended June 30, 2009. Refer to Note 5 of the Notes to Consolidated Financial Statements.

During fiscal year June 30, 2009, we recognized $107 write-downs of some purchased legacy intangible assets related to certain technologies and customer relationships. In addition, we changed the intangible assets’ estimated useful life from indefinite to a definite life of approximately three to five year years. The amounts were recorded as amortization of purchased intangible assets. However, based on the Company’s business model of integrating the other significant purchased intangible assets (their technologies and functionalities, i.e. Clicktracks and EmailLabs), to our growing flagship product, Lyris HQ, we concluded there were no impairment charges related to these purchased intangible assets for the fiscal year ended June 30, 2009. We based this conclusion utilizing the income approach, projecting growth rates in the near term (ranging from 10% to 20% from 2010 to 2012).

During fiscal year 2008, we determined that the carrying value of some our intangibles with definite lives might not be recoverable due to the second quarter unexpected revenue reduction and projected lower operating results from some of our software revenues. Accordingly, we performed an impairment testing of our intangible assets related to the ClickTracks and Hot Banana acquisitions. As a result, we incurred $4,086 impairment losses. The impairment charges are recorded as “Amortization and impairment of developed technology” and “Amortization and impairment of customer relationships and tradenames” in our Consolidated Statements of Operation. Refer to Note 4 of the Notes to Consolidated Financial Statements.

Capitalized Software Costs

We follow the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), in accounting for website development costs incurred based on the website development activity. Accounting for software in a hosting environment, we follow the guidance of EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). In addition, we follow the guidance of Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), in accounting for development costs of our software which is used in providing services to customers. SOP 98-1 allows capitalization of computer software costs, which are incurred during the application development stage. However, costs related to preliminary project and post-implementation activities are expensed as incurred.

We account for costs of computer software used as an integral part of a product or process in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No.86 allows capitalization of software production costs incurred after establishing technological feasibility. Technological feasibility is established when all necessary planning, designing, coding and testing are completed. Moreover, these activities are necessary to establish that the product can meet its design specifications including functions, features, and technical performance requirements. We capitalized $193, and $0 in fiscal years 2009 and 2008, respectively. These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is three years.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Stock-Based Compensation

We recognized total stock-based expenses, including employee stock awards and purchases under stock purchase plans, in accordance with Financial Accounting Standards Board (“FASB”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”).

We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions to estimate the probability that market conditions will be achieved. We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 4.5 years. Refer to Note 15 of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes,” (“FIN 48”), we establish valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Refer to Note 11 of the Notes to Consolidated Financial Statements.

Acquisition

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on a particular business’ weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our planning process. Refer to Note 3 of the Notes to Consolidated Financial Statements.

Net (Loss) Income per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similarly to basic net income per share except that it includes the potential dilution that could occur if dilutive securities were exercised.

New Accounting Pronouncements

In June 2009, FASB issued SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification (“ASC”) as the sole source for all authoritative guidance. The ASC will be effective for all reporting periods that end after September 15, 2009, which means it will be effective for our fiscal year beginning July 1, 2010. We expect that the adoption of this standard will have no impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the following: (a) the period after the balance sheet date during which management of a

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends SFAS 141R to require assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value, as determined in accordance with SFAS 157, if the acquisition-date fair value can be reasonably determined. If the acquisition-date fair value cannot be reasonably determined, then the future settlement amount would be measured in accordance with existing accounting rules. FSP SFAS 141R-1 is effective for fiscal years beginning after December 15, 2008, which means that it was effective for our fiscal year 2010, which began July 1, 2009. We expect it will have an impact on our accounting for future business combinations once adopted but the effect will be determined by the future acquisitions made.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements. SFAS 161 is effective for us beginning July 1, 2010. We do not expect this adoption to have a material impact on us.

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

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other matters, SFAS 160 also requires the recognition of a noncontrolling interest (sometimes called “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent’s company’s equity. Among other requirements, SFAS 160 requires that consolidated net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. As of June 30, 2009, we do not have a noncontrolling interest (minority interest) in a subsidiary.

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

3. Acquisition

On May 12, 2009, we acquired all the outstanding capital stock of Robinsonscalvini Limited (“Facultas”), a privately held company, with its headquarters in London, England, for a nominal amount, (less than 2% under three significance quantitative tests in accordance to S-X, Rule 1-02). Facultas is a marketing representative and reseller for the Company, and it has operated in that capacity for approximately three years. Under the guidance of FASB Emerging Task Force (“EITF 04-01”), Accounting for Preexisting Relationships between the Parties to a Business Combination, we recognized all Facultas’ identifiable assets and liabilities, and the settlement amount equals approximately the agreed nominal purchase price, associated with the preexisting relationship based on Facultas’ fair market value. In addition, we considered the guidance of EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of Business, in evaluating whether our acquisition constitutes a business combination or an exchange of similar productive assets. We concluded that a business transferred set occurred as a business combination.

4. Intangible Assets

The components of intangible assets are consists of the following:

(in thousands)	June 30, 2009	June 30, 2008
Amortizable intangibles:
Customer relationships	$9,771	$9,536
Developed technology	11,950	12,041
Tradenames	3,352	1,498

	25,073	23,075
Less: accumulated amortization	(14,028)	(10,664)
Less: impairment	(4,193)	(4,086)

	6,852	8,325
Non-amortizable intangibles:
Trade names	4,400	6,289

Total intangible assets, net of amortization	$11,252	$14,614

Total amortization and impairment expense for the fiscal years ended June 30, 2009, 2008 and 2007 was $3,618, $7,890 and $4,042, respectively. For fiscal years ended June 30, 2009, 2008 and 2007, amortization and impairment expense of developed technology, classified as cost of revenue was $1,929, $4,148 and $2,301, respectively.

Customer relationship-based intangible assets have a weighted average amortization period of 5.29 years and developed technology-based intangible assets have a weighted average amortization period of 4.88 years.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

During fiscal year June 30, 2009, we recognized $107 write-downs of some purchased legacy intangible assets related to certain technologies and customer relationships. In addition, we changed the intangible assets’ estimated useful life from indefinite to a definite life of approximately three years. The amounts were recorded as amortization of purchased intangible assets. However, based on the Company’s business model of integrating the other significant purchased intangible assets (their technologies and functionalities, i.e. Clicktracks and EmailLabs), to our growing flagship product, Lyris HQ, we concluded there were no impairment charges related to these purchased intangible assets for the fiscal year ended June 30, 2009. We based this conclusion utilizing the income approach, projecting growth rates in the near term (ranging from 10% to 20% from 2010 to 2012).

During fiscal year 2008, we determined that the carrying value of some of our intangibles with definite lives might not be recoverable due to the second quarter unexpected revenue reduction and projected lower operating results from some of our software revenues. Accordingly, we performed an impairment testing of our intangible assets related to the ClickTracks and Hot Banana acquisitions. As a result, we incurred $4,086 in impairment losses. The impairment charges are recorded as “Amortization and impairment of developed technology” and “Amortization and impairment of customer relationships and tradenames” in our Consolidated Statements of Operations.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of June 30, 2009, is as follows:

Fiscal Year	Customer Relationships	Developed Technology	Tradenames	Total
2010	$1,565	$1,634	$429	$3,628
2011	1,012	350	429	1,791
2012	161	96	416	673
2013	60	48	314	422
2014	50	—	288	338

	$2,848	$2,128	$1,876	$6,852

The activity for intangible assets for fiscal years 2008 and 2009 consisted of the following:

Amount (in thousands)
Balance at June 30, 2007	$22,414
Amortization	(3,805)
Write-downs	(4,086)
Foreign currency translation adjustment	91

Ending balance at June 30, 2008	$14,614

Amortization	(3,511)
Write-downs	(107)
Acquisition	300
Foreign currency translation adjustment	(44)

Ending balance at June 30, 2009	$11,252

For fiscal years 2009 and 2008 foreign currency translation adjustments were $44, and $91, respectively. The change in net intangible assets is a result of changes in the foreign currency exchange rate between the U.S. dollar and Canadian dollar.

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

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table outlines our goodwill, by acquisition:

(In thousands)	June 30, 2009	June 30, 2008
Lyris Technologies	$16,505	$17,491
EmailLabs	2,202	10,680
ClickTracks	—	5,891
Hot Banana	—	1,862

Ending balance at June 30, 2009	$18,707	$35,924

The activity for goodwill for fiscal years 2008 and 2009 consisted of the following:

Amount (in thousands)
Balance at June 30, 2007	$36,021
Reversal of Hot Banana revenue earnouts	(162)
Foreign currency translation adjustment	65

Ending balance at June 30, 2008	$35,924

Goodwill Impairment	(17,000)
Foreign currency translation adjustment	(217)

Ending balance at June 30, 2009	$18,707

During the fourth quarter of fiscal year 2009, we performed our annual impairment testing of our goodwill and intangible assets. We determined that the following factors contributed to the reductions of the carrying amount of our goodwill and intangible assets compared to their estimated fair value: the significant negative economic global condition; the sustained decline in our stock price; and the significant change in our market capitalization. As such, we recorded a $17,000 noncash impairment charge for the fiscal year ended June 30, 2009.

Critical Assumptions	%
Estimated average operating income growth (2009 – 2012) (1)	10-20%
Weighted Average Cost of Capital	18%
Implied control premium	19%

(1)	Using Income Approach

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

6. Property and Equipment

Property and equipment consists of the following:

(in thousands)	June 30, 2009	June 30, 2008
Computers	$3,280	$3,776
Furniture and fixtures	597	553
Leasehold improvements	107	663
Software	951	110
Other equipment	360	360

	5,295	5,462
Less: accumulated depreciation and amortization	(2,771)	(2,136)

Ending balance at June 30, 2009	$2,524	$3,326

Depreciation expense for the Fiscal year 2009, 2008 and 2007 was approximately $1,174, $1,005 and $807, respectively.

7. Operating Leases

We have various non-cancelable operating leases for office space that expire at various times through 2016.

Fiscal Year Ended June 30,	Amount (In thousands)
2010	$1,074
2011	1,074
2012	1,107
2013	815
2014	657
2015	658
2016	506

Total	$5,891

Total rent expense charged to operations was approximately $935, $1,076, and $967 in fiscal years 2009, 2008 and 2007, respectively.

8. Revolving Line of Credit

Under our Amended and Restated Loan and Security Agreement (the “Agreement”) with Comerica Bank (the “Bank”), dated March 6, 2008, as amended by the First Amendment to the Agreement, dated July 30, 2008 (the “First Amendment”), the Waiver Letter, dated September 12, 2008 (the “Waiver Letter”), the Second Amendment to the Agreement, dated December 31, 2008 (the “Second Amendment”), and the Third Amendment to the Agreement, dated June 19, 2009 (the “Third Amendment” and, together with the Agreement, the First Amendment, the Waiver Letter and the Second Amendment, the “Amended and Restated Agreement”), the Bank’s commitment is $11,300 and is composed of a revolving line of credit (the “Revolving Line”), in the amount of a maximum of $4,000, and a term loan (the “Term Loan”), in the amount of $7,300. Both the Revolving Line and the Term Loan mature on July 31, 2010. The Revolving Line bears interest, on the outstanding daily balance thereof, as set forth in Exhibit D to the Company’s current report on Form 8-K, filed on January 6, 2009 with the SEC.

The interest rate for our revolving line credit facility will vary based on utilization. As of June 30, 2009, our availability under this credit facility was approximately $3,400 million. The amount available is limited by the aggregate outstanding borrowings and letter of credits issued under the facility.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The Amended and Restated Agreement contains customary events of default provisions giving the Bank the right to demand immediate payment of all principal, interest and other obligations outstanding thereunder in the event of certain occurrences, and typical negative covenants preventing or restricting our ability to take certain actions, including, without limitation, changing our principal executive offices, changing our names, disposing of property or other assets, and incurring additional indebtedness. We were in compliance under the Amended and Restated Agreement as of June 30, 2009.

The aggregate maturities of line of credit by fiscal year as of June 30, 2009 are as follows:

Fiscal Year Ended June 30,	Amount (In thousands)
2010	$1,741
2011	4,917
2012	—

Total	$6,658

9. Discontinued Operations

For fiscal years 2009, 2008 and 2007, gain on disposal of discontinued operations, net of taxes, was $284, $29 and $1,670. The $284 gain recorded in fiscal year 2009 consisted primarily of the following: $128 collection of accounts receivable that was previously written off; $87, a legitimate pending claim against PHICO Insurance Company; and a $69 net reversal of over accrued expenses and nonrecoverable receivables.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

(In thousands)	June 30, 2009	June 30, 2008
Accounts payable	$535	$748
Accrued compensation and benefits	1,242	1,192
Other accrued expenses	1,168	782

Ending balance at June 30, 2009	$2,945	$2,722

As of June 30, 2008, the $386 increase in accrued other represents increases in accrued marketing and accrued taxes payable.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

11. Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended June 30,
	2009	2008	2007
Current:
Federal	$87	$118	$119
State	(85)	320	525
Foreign	48	—	—

	50	438	644

Deferred:
State	(95)	2	(100)

	(95)	2	(100)

Total income tax provision	$(45)	$440	$544

The components of net deferred tax assets (liabilities) were as follows:

	As of June 30,
	2009	2008
Accruals and reserves not currently deductible for tax purposes	$3,652	$3,378
Net operating loss, capital loss and tax credit carryforwards	61,951	63,418

Gross deferred tax assets	65,603	66,796
Valuation allowance	(64,889)	(66,177)

Net deferred tax asset	$714	$619

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered, in addition to estimated amounts related to net operating loss, capital loss and tax credit carryforwards. We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to federal and state net operating loss carryforwards, in excess of amounts carried back to prior years and tax credit carryforwards that may not be realized.

As of June 30, 2009, we have approximately $163,077 in U.S. federal net operating loss (“NOL”) carryforwards that will start to expire in 2019. In addition, we also have approximately $1,498 in Canadian net operating loss carryforwards that will start to expire in 2028. These NOLs offset future taxable income and taxable gains.

The change in the valuation allowance was a decrease of approximately $1,288, and $6,213, for the fiscal years ended June 30, 2009 and June 30, 2008, respectively. The reason for this change was the utilization of net operating loss carryforwards, offsetting the estimated tax income as calculated per tax purposes. If we experience a change of ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, we may have limitations on our ability to realize the benefit of our net operating loss and tax credit carryforwards.

In addition to the net operating loss carryovers, we have alternative minimum tax credit carryovers of $4,373. The alternative minimum tax credit may be applied to regular federal income tax once the NOLs expired or the Company has regular federal taxable income. There is no expiration date on alternative tax credit carryovers.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The items accounting for the difference between expected tax (benefit) computed at the federal statutory rate of 35% and the provision of income taxes were as follows:

	Fiscal Year Ended June 30,
	2009	%	2008	%	2007	%
Expected federal income tax expense at the statutory rate	$(6,673)	35.0%	$(807)	(35.0%)	$(271)	(35.0%)
State income taxes, net of federal benefit	(135)	0.7%	209	22.6%	219	28.3%
Utilization of NOL carryover	(1,198)	6.3%	(1,514)	(195.4%)	(1,905)	(245.8%)
Goodwill Impairment	5,794	(30.4%)
Amortization of intangible assets	1,266	(6.6%)	2,377	306.7%	1,350	174.2%
Beneficial conversion feature within convertible note	—	0.0%	—	0.0%	453	58.4%
Benefit of losses on foreign operations	1,174	(6.2%)	—	0.0%	—	0.0%
Other, net	(273)	1.5%	175	47.4%	698	90.1%

Income tax provision	$(45)	.3%	$440	146.3%	$544	128.6%

The amount of income taxes refunded during fiscal years 2009, 2008 and 2007 amounted to approximately $300, $6, and $179 respectively. The amount of income tax cash payments during fiscal years 2009, 2008 and 2007 were approximately $124, $699 and $862, respectively.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes,” (“FIN 48”), we establish valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, which is an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2009, we had approximately $211 in unrecognized tax benefits which, if recognized would reduce tax expense and our effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

Year Ended June 30,	2009
Balance, beginning of year	158
Increases for tax positions related to prior year	—
Increases for tax positions related to current year	53
Decreases related to settlements	—
Reductions due to lapsed statute of limitations	—

Balance, end year	211

We recognize interest accrued and penalties related to unrecognized tax benefits in its income tax provision. As of June 30, 2008, the Company accrued no penalties and an insignificant amount of interest was recorded in income tax expense.

Tax positions for the Company and its subsidiaries are subject to income tax audits. Tax returns for all tax years since fiscal year 2006 remain open to examination by the Internal Revenue Service and since 2001 for state income tax purposes. As of June 30, 2009, there are no current federal or state income tax audits in progress. However, as of June 30, 2009, we made a preliminary assessment on our prior year tax returns resulting in a possible tax liability, ranging from $200 to $300 increase in income tax expense.

We are subject to income tax in some jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or result of operations.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

12. Comprehensive (Loss) Income

The following table shows the computation of comprehensive (loss) income:

	Fiscal Year Ended June 30,
(In thousands)	2009	2008	2007
Net (loss) income	$(19,020)	$(5,502)	$351
Other comprehensive income:
Foreign currency translation adjustments	(267)	162	228

Total comprehensive (loss) income	$(19,287)	$(5,340)	$579

Other comprehensive income is primarily related to gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

13. Net (Loss) Income per Share

SFAS No. 128, Earnings per Share, requires the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities.

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Fiscal Year Ended June 30,
(in thousands)	2009	2008	2007
Loss from continuing operations	$(19,304)	$(5,531)	$(1,319)
Income on disposal of discontinued operations, net of income tax	284	29	1,670

Net (loss) income	$(19,020)	$(5,502)	$351

Weighted average shares outstanding:
Basic	103,222	98,604	90,706
Effective of dilutive securities:
Stock options	—	—	—

Diluted shares	103,222	98,604	92,904

Basic and Diluted
Loss per share from continuing operations	$(0.19)	$(0.06)	$(0.01)
Income per share on disposal of discontinued operations, net of income tax	$0.00	$0.00	$0.02

Net loss per share	$(0.18)	$(0.06)	$0.00

For the fiscal year ended June 30, 2009, we incurred a $19,020 net loss. The dilutive loss per common share calculated for the fiscal years ended June 30, 2009, and 2008 excludes the effect of 6,539, and 5,384 options outstanding, respectively. These amounts were excluded since their inclusion would be anti-dilutive.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

14. Stockholders’ Equity

Shares of common stock outstanding were as follows:

	Years Ended June 30,
(In thousands)	2009	2008		2007
Beginning Balance	103,217	98,431		83,208
Shares issued for exercise options	5	492		144
Shares issued to related party for additional investment	—	952		—
Shares issued related to acquisitions	—	—		2,800	[1]
Shares issued to related party for promissory note	—	5,568	[3]	12,279	[2]
Shares repurchased	—	(2,226)[4]		—

Ending balance	103,222	103,217		98,431

[1]	On August 18, 2006, we acquired all of the outstanding capital stock of ClickTracks. Refer to Note 4.

[2]	On February 1, 2007, we issued shares to LDN Stuyvie Partnership, a related party convertible bridge loan. Refer to Note 10.

[3]	On March 5, 2008, we entered into a Subscription Agreement with LDN Stuyvie Partnership. Refer to Note 9.

[4]

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

15. Stock Compensation Plans

We recognized total stock-based expenses, including employee stock awards and purchases under stock purchase plans, in accordance with Financial Accounting Standards Board (“FASB”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”).

We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model simulation model utilizes multiple assumptions to estimate the probability that market conditions will be achieved. We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 4.5 years.

Stock Options Plan

On May 6, 2005, we established the J.L. Halsey Corporation 2005 Equity Based Compensation Plan, which we amended with the First Amendment, effective as of May 6, 2005 (together, the “Original Equity-Based Compensation Plan”). Subsequently, the Board adopted the Second Amendment to the Original Equity-Based Compensation Plan (the “Second Amendment”) and, on May 13, 2009, the Company’s stockholders ratified the Second Amendment (the Second Amendment, together with the Original Equity-Based Compensation Plan, the “Equity-Based Compensation Plan”). The Equity-Based Compensation Plan authorizes the granting of stock options and stock-based awards to employees, directors, and our consultants. Stock options issued in connection with the Equity-Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant. Stock options generally become exercisable over a 4.5 years vesting period and expire 10 years from the date of the grant. The effect of the Second Amendment was to increase the number of shares of Common Stock that may be issued in

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

connection with awards granted under the Equity-Based Compensation Plan from 13,200 shares to 17,200 shares, thereby increasing the number of shares available for future awards under the Equity Based Compensation Plan by 4,000 shares. At June 30, 2009, there were 6,614 million shares available for future issuance under the Equity-Based Compensation Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Fiscal Year Ended,
	2009	2008	2007
Weighted average fair value of options at grant date	$0.19	$0.43	$0.43
Expected dividends	—	—	—
Expected Volatility	53-78%	47-53%	47-50%
Expected term of the option	4.5 years	4.5 years	4.5 years
Risk-free interest rates	1.72-3.22%	2.19-4.76%	4.51-4.94%

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

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table summarizes stock options activity from July 1, 2006 to June 30, 2009:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding on July 1, 2006	9,249	$0.42
Granted	4,469	0.92
Exercised	(143)	0.61
Forfeited/expired	(2,648)	0.80

Outstanding on June 30, 2007	10,927	$0.53	8.38

Exercisable on June 30, 2007	3,878	$0.37

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding on July 1, 2007	10,927	$0.53	8.38
Granted	3,065	0.97
Exercised	(492)	0.42
Forfeited/expired	(2,195)	0.78

Outstanding on June 30, 2008	11,305	$0.60	7.88

Exercisable on June 30, 2008	5,384	$0.40

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding on July 1, 2008	11,305	$0.58	7.88
Granted	2,122	0.49
Exercised	(5)	0.46
Forfeited/expired	(2,837)	0.74

Outstanding on June 30, 2009	10,585	$0.52	7.31

Exercisable on June 30, 2009	6,539	$0.68

As of June 30, 2009, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on June 30, 2009 which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2009, we had 4,198 nonvested shares and $3,632 compensation expense related to these shares. The weighted-average period over which the cost of the nonvested shares is expected to be recognized is 6.31 years.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table summarizes information concerning options outstanding and exercisable options activity as of June 30, 2009:

Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (In thousands)	Weighted Avg Remaining Contractual Life	Weighted Avg Exercise Price	Number Exercisable (in thousands)	Weighted Avg Exercise Price
$.30-$.30	4,925	5.85	$0.30	4,925	$0.30
$.46-$.50	3,103	7.94	0.49	469	0.49
$.57-$.83	670	7.00	0.70	345	0.67
$.85-$.90	668	8.37	0.89	191	0.89
$.91-$.91	108	7.61	0.91	54	0.91
$.95- $.95	59	8.09	0.95	18	0.95
$.96- $.96	343	7.13	0.96	263	0.96
$1.05-$1.05	15	8.59	1.05	4	1.05
$1.23-$1.23	78	8.44	1.23	20	1.23
$1.30-$1.30	616	8.39	1.30	250	1.30

Total	10,585	7.31	$0.43	6,539	$0.40

The following table summarizes the allocation of stock-based compensation expense:

	Fiscal year Ended June 30,
(In thousands)	2009	2008	2007
Cost of revenues	$74	$139	$132
General and admin	106	370	382
Research and development	73	40	18
Sales and marketing	394	201	162

Total stock-based comp expense	$647	$750	$694

We recognize stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 4.5 years. Our total stock-based compensation expense was approximately $647, $750, $694 for the fiscal years 2009, 2008, and 2007, respectively.

During fiscal year June 30, 2009, we granted 2,122 stock options with an estimated total grant-date fair value of $405. Of this amount, we estimated that the stock-based compensation for awards not expected to vest was approximately $28.

Retirement Plans

We have a defined contribution 401(k) Plan covering substantially all of our employees. Beginning September 2006 we began making matching contributions to the 401(k) Plan. Contributions during fiscal years 2009, 2008 and 2007 were approximately $250, $290 and $174, respectively. During fiscal year 2009, due to difficult business conditions and the economic downturn, we discontinued the 401(k) matching plan program

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Annual Incentive Bonus

On August 1, 2008, Annual Incentive Bonus plan (the “Bonus Plan”) was approved by our Compensation Committee of the Board of Directors (the “Compensation Committee”). Under this Bonus Plan certain key employees, including the named executive officers are eligible to receive cash bonus payments following each fiscal quarter. The objectives of the Bonus Plan include aligning the eligible participants’ performance with the Company’s business goals to reward and retain high performing key employees, and to attract high quality employees to the Company.

16. Commitments and Contingencies

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. On May 1, 2009, we entered into an operating lease for corporate office space and data center capacity in Emeryville, California. The commencement date of this lease is November 1, 2009 and will replace an existing operating lease in Emeryville, which will expire on October 31, 2009. The new operating lease in Emeryville will terminate on March 31, 2016. As of June 30, 2009, other than as set forth above with respect to the new operating lease in Emeryville, there have been no material changes to our lease commitments and obligations.

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

Other Cases and Claims

O’Leary v. Joyner Sports Medicine. On October 20, 2008, we reached an agreement with the plaintiff to settle this claim for an amount that was approximately $289. During the second quarter of fiscal year 2009, we made a $200 payment. On April 23, 2009, we paid the remaining $89, which completed the settlement of this case.

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

17. Subsequent Events

In light of current market conditions that have affected the publicly traded stock price of the Common Stock, on July 9, 2009, the Compensation Committee, unilaterally cancelled all outstanding compensatory options to purchase the common stock held by current employees including an executive officer, with an exercise prices in excess of $0.50 per share of Common Stock previously granted under the Equity-Based Compensation Plan (the “Cancelled Options”). The Compensation Committee immediately replaced the Cancelled Options with options to purchase Common Stock with exercise price of $0.50 per share of Common Stock (the “Replacement Options”), an amount in excess of the fair market value of the Common Stock on the date of grant of the Replacement Options. Otherwise, the terms of the Replacement Options are identical in all respects to the Cancelled Options, including the identical number of shares of Common Stock, the same vesting schedule and the same vesting commencement date. 3,429,499 stock options held by 178 employees were repriced pursuant to this action of the Committee. We are still in the process of determining the incremental costs to our current stock-based compensation expense. The underlying award agreements for the Cancelled Options were amended unilaterally and the consent of holders was neither necessary nor obtained.

In providing the disclosure contained in this Note 13, we evaluated events occurring between the end of our most recent fiscal year and September 19, 2009, the latest practical date prior to the date this annual report on Form 10-K was filed with the SEC.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

18. Quarterly Results (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended June 30, 2009:
Subscription revenue	$8,108	$8,443	$7,904	$8,120	$32,575
Other service revenue	1,713	1,732	1,696	1,880	7,021
Software revenue	1,138	833	981	740	3,692

Total Revenues	10,959	11,008	10,581	10,740	43,288
Cost of revenues	4,206	3,413	3,301	3,924	14,844

Gross Profit	6,753	7,595	7,280	6,816	28,444
Operating expenses	7,741	7,819	7,910	24,323	47,793

(Loss) from continuing operations before income taxes	(988)	(224)	(630)	(17,507)	(19,349)
Income tax provision	110	(19)	32	(168)	(45)

Loss from continuing operations	(1,098)	(205)	(662)	(17,339)	(19,304)
(Loss) gain on disposal of discontinued operations, net of tax	(6)	76	89	125	284

Net (loss) income	$(1,104)	$(129)	$(573)	$(17,214)	$(19,020)

(Loss) income per share from continuing operations: basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.17)	$(0.19)
(Loss) gain per share on disposal of discontinued operations: basic and diluted	$(0.00)	$0.00	$0.00	$0.00	$0.00
Net (loss) income per share: basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.17)	$(0.18)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended June 30, 2008:
Subscription revenue	$7,044	$7,701	$7,643	$7,815	$30,203
Other service revenue	1,805	1,779	1,752	1,714	7,050
Software revenue	1,851	1,419	1,455	1,222	5,947

Total Revenues	10,700	10,899	10,850	10,751	43,200
Cost of revenues	3,716	5,795	3,970	4,118	17,599

Gross Profit	6,984	5,104	6,880	6,633	25,601
Operating expenses	6,766	8,967	6,271	8,688	30,692

Income (loss) from continuing operations before income taxes	218	(3,863)	609	(2,055)	(5,091)
Income tax provision	190	153	188	(91)	440

Income (loss) from continuing operations	28	(4,016)	421	(1,964)	(5,531)
(Loss) gain on disposal of discontinued operations, net of tax	(52)	75	2	4	29

Net (loss) income	$(24)	$(3,941)	$423	$(1,960)	$(5,502)

Income (loss) per share from continuing operations: basic and diluted	$0.00	$(0.04)	$0.00	$(0.02)	$(0.06)
(Loss) gain per share on disposal of discontinued operations: basic and diluted	$(0.00)	$0.00	$0.00	$0.00	$0.00
Net (loss) income per share: basic and diluted	$(0.00)	$(0.04)	$0.00	$(0.02)	$(0.06)

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Appendix A

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Other	Net Deductions		Balance at End of Period
Year ended June 30, 2009
Allowance for uncollectible accounts	$450	$1,187	$—	$(738	)(1)	$899
Allowance for uncollectible accounts remaining from discontinued operations	$233	$—	$—	$(233	)(1)	$—
Deferred tax asset valuation allowance	$66,177	$—	$—	$(1,288	)(2)	$64,889
Year ended June 30, 2008
Allowance for uncollectible accounts	$365	$580	$119	$(614	)(1)	$450
Allowance for uncollectible accounts remaining from discontinued operations	$583	$—	$(125)	$(225	)(1)	$233
Deferred tax asset valuation allowance	$72,390	$—	$—	$(6,213	)(2)	$66,177
Year ended June 30, 2007
Allowance for uncollectible accounts	$181	$638	$140	$(594	)(1)	$365
Allowance for uncollectible accounts remaining from discontinued operations	$583	$—	$—	$—		$583
Deferred tax asset valuation allowance	$73,506	$—	$52	$(1,168	)(2)	$72,390

(1) Primarily write-offs.

(2) Utilization of NOL carryforward at minimum tax rates.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of June 30, 2009, there were no changes in our internal control over financial reporting during the fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of June 30, 2009, the end of our fiscal year. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment of our internal control over financial reporting as of June 30, 2009, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This Annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual report.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our directors are as follows:

Name of Director	Age	Title	Annual Meeting at which Term Ends
Andrew Richard Blair	76	Class I Director	2011
William T. Comfort, III	43	Class III Director, Chairman of the Board of Directors	2010
Nicolas De Santis Cuadra	43	Class I Director	2011
Luis A. Rivera	37	Class II Director	2009
James A. Urry	55	Class II Director	2009
Robb Wilson	40	Class III Director	2010

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

Luis A. Rivera was appointed our Chief Executive Officer on May 11, 2007. He has been a director since June 25, 2007. He previously served as our Interim Chief Executive Officer and President beginning on January 29, 2007. From May 2005 until his appointment as Interim Chief Executive Officer, Mr. Rivera had served as our Chief Operating Officer. Mr. Rivera continues to serve as President and Chief Executive Officer of our principal operating subsidiary, Lyris Technologies, Inc., a position he has held since May 2005. From May 2003 through May 2005, Mr. Rivera was the General Manager of Lyris Technologies, Inc. From May 2001 through April 2003, Mr. Rivera was the Director of Sales of Lyris. From November 1999 through May 2001, Mr. Rivera served as Director of International Sales of Turbolinx, an open source technology company. Mr. Rivera is a graduate of Claremont McKenna College.

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

Robb Wilson resigned as an officer and employee of the Company on July 1, 2008 and was appointed a director of the Company on that date. Mr. Wilson is currently an entrepreneur and author and was formerly our Vice President of Technology since January, 2006, having joined Lyris in December, 2004 as Vice President of Development and Deliverability. Prior to joining Lyris, Mr. Wilson served as President and founder of Piper Software, a pioneer in the development of email deliverability solutions, from October 1, 2004 to December 15, 2004. Lyris acquired Piper Software in November 2004. Prior to his tenure at Piper Software, Mr. Wilson served as Vice President of Software Development for Quris, Inc.

Our Certificate of Incorporation provides that the Board shall be divided into three classes, designated Class I, Class II and Class III. Directors serve for staggered terms of three years each. Messrs. Blair and De Santis Cuadra currently serve as Class I directors, whose terms expire at the Annual Meeting of Stockholders following the 2011 fiscal year. Messrs. Rivera and Urry currently serve as Class II directors whose terms expire at the Annual Meeting of Stockholders following the 2009 fiscal year. Messrs. Comfort and Wilson currently serve as Class III directors, whose terms expire at the Annual Meeting of Stockholders following the 2010 fiscal year.

EXECUTIVE OFFICERS

Our executive officers are as follows:

Name	Age	Title
Luis A. Rivera	37	President and Chief Executive Officer
Heidi L. Mackintosh	39	Chief Financial Officer, Treasurer and Secretary
Blaine Mathieu	42	Senior Vice President and Chief Marketing Officer
Sean Ryan	43	Senior Vice President, Engineering
Brian Bailard	45	Senior Vice President, Global Sales
Ray Polanco	42	Vice President, Client Services

The Executive Officers named above were appointed by the Board to serve in such capacities until their respective successors have been duly appointed and qualified, or until their earlier death, resignation or removal from office.

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

Blaine Mathieu was appointed our Chief Marketing Officer on April 21, 2008 after having joined us in November 2007 as Senior Vice President, Marketing. Prior to joining us, Mr. Mathieu was general manager and vice president of product and marketing at Corel Corp. He was responsible for creating global marketing and product strategies for a wide range of software products targeted at consumers, businesses and professionals. Mr. Mathieu also held a variety of senior management positions at Adobe Systems, Gartner Group and other companies. He received his MBA from Athabasca University in Canada in 1999 and his bachelor of commerce degree from the University of Alberta in 1989.

Sean Ryan was appointed our Senior Vice President of Engineering on May 16, 2008 after having joined us in May 2008 as Vice President of Engineering. Since January of 2005, Mr. Ryan had been providing SaaS consulting services and assisted early stage companies in raising investment capital. Notably, he assisted eSchoolware, a provider of hosted assessment services to the educational market acting as their interim CTO and helping them raise capital. From January 2004 to December 2004 he acted as the CTO/COO of Booksurge, LLC an online provider of print-on-demand services. In December of 2004 BookSurge was acquired by Amazon.com. From January 2000 to December 2003 Mr. Ryan was a founder and the CTO of ExactTarget, a hosted email solutions provider.

Brian Bailard joined our company in August of 2008 as Senior Vice President of Global Sales. Prior to joining Lyris, he was Vice President of Global Sales and Services at Financial Crossing, a venture-backed financial technology company since June 2006. Previously, Brian served in various senior level sales and management positions at a variety of companies including BDNA Corporation, Thomson Reuters, Advent Software, Bain & Company and IBM. Mr. Bailard holds an M.B.A. from Harvard Business School and a B.S. in Industrial Engineering from Stanford University.

Raymond Polanco was appointed our Vice President of Global Services and Support on February 1, 2008. From May 2007 to January 2008, Mr. Polanco was the Director of Service and Support for Lyris. Prior to May 2007 Mr. Polanco held similar Director level client services positions at Avid Technology, Zhone Technology, and Lucent. Mr. Polanco studied Business Administration at San Jose State University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of Common Stock to file with the SEC initial reports of ownership of shares of Common Stock and reports of changes in such ownership. The SEC’s rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, we believe that the applicable Section 16(a) reporting requirements were complied with for all of the transactions which occurred in the fiscal year ended June 30, 2008 with the following exceptions. In August 2008, a Form 4 for Brian Bailard was not filed in a timely basis.

CODE OF ETHICS

We adopted our Code of Business Conduct and Ethics on September 25, 2003, and it was filed with the SEC as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2003.

STOCKHOLDER NOMINATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board since the disclosure in our last proxy statement.

AUDIT COMMITTEE

The Audit Committee is appointed by the Board to assist the Board with carrying out its duties. The primary functions of the Audit Committee are to oversee:

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

The members of the Audit Committee are Messrs. Blair and De Santis Cuadra, with Mr. Blair serving as chairman. The Board has affirmatively determined that all members of the Audit Committee meet the current independence requirements of the NASDAQ Stock Market listing standards and applicable rules and regulations of the SEC. Those standards require that, in addition to meeting the independence standards set forth under “Certain Relationship and Related Transactions – Director Independence,” each member of the Audit Committee must not be an affiliate of ours and must not receive from us, directly or indirectly, any consulting, advisory or other compensatory fees except for fees for services as a director. The Board also has determined that Mr. Blair satisfies the requirements for an “audit committee financial expert” and has designated Mr. Blair as our audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table summarizes, with respect to our Chief Executive Officer and each of our other named executive officers, information relating to the compensation earned for services rendered in all capacities during fiscal year 2009.

Name and Principal Position	Year	Salary $	Bonus $ (1)	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $ (3)	All Other Compensation $	Total $
Luis A. Rivera (4)
President and Chief Executive Officer	2009	200,000	25,000	112,410	131,250	15,811	484,471
	2008	200,000	165,625	137,532		30,215	533,372
Blaine Mathieu (5)
Chief Marketing Officer	2009	225,000	12,445	90,496	29,531	4,693	362,156
	2008	144,221	84,109	47,535		—	275,865
Sean Ryan (6)
Senior Vice President, Engineering	2009	225,000	8,611	52,769	21,262	12,467	320,110
	2008	211,875	21,630	53,084		6,813	293,402

(1)	These bonus awards reflect amounts earned for the first fiscal quarter for 2009 and fiscal 2008 and were awarded at the discretion of the Compensation Committee of our Board (the “Compensation Committee”).

(2)	We account for the cost of stock-based compensation awarded under the 2005 Equity-Based Compensation Plan, as amended (the “2005 Plan”), in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”), under which the cost of equity awards to employees is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for fiscal years 2008 and 2009 in accordance with SFAS 123(R) of awards granted under the 2005 Plan and thus may include amounts from awards granted in and prior to fiscal year 2008. With the exception of the Replacement Options described in the footnotes to the 2009 Outstanding Equity Awards at Fiscal Year-End table below, all awards are based on the closing market price of our common stock on the date of grant. Assumptions used in calculation of these amounts are included in Note 15 to our consolidated audited financial statements for the fiscal year ended June 30, 2009, included in this Annual Report on Form 10-K. The vesting provisions of these options are described in the footnotes to the 2009 Outstanding Equity Awards at Fiscal Year-End table below.

(3)	These compensation awards were awarded by the Compensation Committee as Company Performance Bonus awards under our bonus plan (our bonus plan is discussed in greater detail in the narrative following the Summary Compensation Table) for the second, third and fourth fiscal quarters of 2009. The amounts of these compensation awards represent amounts equal to 70% of the individual bonus potentials for our CEO and our other named executive officers.

(4)	Pursuant to Mr. Rivera’s employment agreement, the Company paid the employee portion of his healthcare benefit premiums an amount equal to $12,961 in FY 2009 and $6,299 in FY 2008. In addition, Mr. Rivera received $2,850 in FY 2009 and $6,613 in FY 2008 as the Company’s matching contribution to his individual 401(k) plan contribution. In FY 2008 we initiated a revised policy to limit the number of days of vacation that employees may accrue before those days must be used or forfeited. There was a Company-wide one-time payout of unused vacation days in excess of that maximum that were forfeited. Mr. Rivera was paid $17,303 as compensation for the forfeiture of those unused vacation days.

(5)	Mr. Mathieu received $4,693 in FY 2009 as the company’s matching contribution to his individual 401(k) plan contribution.

(6)	In FY 2009 Mr. Ryan received $7,401 as Company reimbursement of personal travel expense. In addition, Mr Ryan received $5,066 in FY 2009 and $6,813 in FY 2008 as the Company’s matching contribution to his individual 401(k) plan contribution.

Compensation Philosophy and Objectives

Since the acquisition of our operating subsidiaries, our compensation programs and policies have focused mainly on the areas of retaining and attracting employees necessary to operate the acquired subsidiaries and grow our respective businesses. Historically, the Compensation Committee of our Board has not utilized a formal compensation policy. Rather, compensation of executives, including the named executive officers, has been established on a more informal, ad-hoc basis. To date, the Company has not undertaken a formal study to determine whether compensation paid to our executives is competitive with that of our competitors. Instead, the Compensation Committee has focused on one-on-one negotiations with our executives at the time of hire for the purpose of recruiting the executive in order to assemble an executive team that will develop and implement our long-term strategic goals.

Annual Bonus Plan

On August 1, 2008, the Compensation Committee approved an annual incentive bonus plan. Under this bonus plan, certain key employees, including the named executive officers, are eligible to receive cash bonus payments following each fiscal quarter. The objectives of the bonus plan include aligning the eligible participants’ performance with the Company’s business goals to reward and retain high performing key employees, and to attract high quality employees to the Company.

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

In the first fiscal quarter of 2009 and in 2008, bonuses were awarded at the discretion of the Compensation Committee. For the second, third and fourth quarters of 2009, only the criteria for the Company Performance Bonus were used to determine bonuses for our named executive officers. The criteria for the Company Performance Bonus were weighted as follows: (1) net new monthly hosted revenue additions-50% (2) total revenue-20%; and (3) corporate earnings before interest, taxes, depreciation and amortization-20%.

Employment Agreements/Arrangements

We have entered into employment agreements with our named executive officers. The employment agreements have the following general terms.

Luis A. Rivera. Effective May 12, 2005, Lyris Technologies, Inc., our wholly owned subsidiary, entered into an employment agreement with Luis A. Rivera, to serve as President and Chief Executive Officer. The term of the agreement is for five years and expires on May 12, 2010. The initial annual base salary under the agreement was and continues to be $200,000 and Mr. Rivera is eligible to receive a quarterly performance bonus based on our profitability. In addition, Mr. Rivera received an award of options to purchase 3,600,000 shares of our Common Stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $0.30 per share that vest ratably on a quarterly basis over four years from the date of grant. Mr. Rivera is also eligible to participate in any “Investment Plans” and “Welfare Plans” (as defined in the employment agreement) to the extent applicable generally to our other employees.

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

Blaine Mathieu. Effective November 1, 2007, Lyris Technologies, Inc. entered into an agreement with Blaine Mathieu to serve as Senior Vice President of Marketing. The initial base salary under the agreement was $210,000 and he was also eligible for an incentive bonus of up to $52,500. Mr. Mathieu also received a sign on bonus of $50,000 subject to repayment of one hundred percent of the bonus if he was terminated for cause or voluntarily terminated with in the first nine months of his employment and subject to repayment of fifty percent of the bonus if he was terminated for cause or voluntarily terminated with in the first eighteen months of his employment. In addition, Mr. Mathieu received an award of options to purchase 450,000 shares of our Common Stock at an exercise price of $1.30 per share. The option vests twenty five percent on 11/1/2008, which is the first anniversary of his date of hire and the remaining seventy five percent in equal quarterly installments on the last day of each calendar quarter, provided that the fourth anniversary of his date of hire will be considered the last day of the quarter for vesting purposes. Mr. Mathieu is also eligible to participate in the company’s benefit plans to the extent applicable generally to our other employees. On February 19, 2008, Mr. Mathieu was granted an award of options to purchase 250,000 shares of our Common Stock at an exercise price of $0.89 per share, which will vest in four equal annual installments beginning February 19, 2009. The employment agreement also provided for certain severance payments to Mr. Mathieu described in greater detail below in the section titled “Potential Payments upon Termination or Change of Control.”

Sean Ryan. Effective May 29, 2007, Lyris Technologies, Inc. entered into an agreement with Sean Ryan to serve as Vice President of Engineering. The initial base salary under the agreement was $210,000 and he was also eligible for an incentive bonus of up to $20,000. In addition, Mr. Ryan received an award of options to purchase 400,000 shares of our Common Stock at an exercise price of $0.90 per share, which will vest ratably on an annual basis over four years from the date of grant. Mr. Ryan is also eligible to participate in the company’s benefit plans to the extent applicable generally to our other employees. Mr. Ryan also received a relocation allowance of up to $20,000 as well as certain travel and temporary housing costs. On February 19, 2008, Mr. Ryan was granted an award of options to purchase 250,000 shares of our Common Stock at an exercise price of $0.89 per share, which will vest in four equal annual installments beginning February 19, 2009. The employment agreement also provided for certain severance payments to Mr. Ryan described in greater detail below in the section titled “Potential Payments upon Termination or Change of Control.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects outstanding stock options held by the Named Executive Officers as of June 30, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
					(6)
Luis A. Rivera
President and Chief	3,600,000	(1)			0.30	5/6/2015
Executive Officer
Blaine Mathieu
Chief Marketing Officer	187,500		262,500	(2)	1.30	11/21/2017
	62,500		187,500	(3)	0.89	2/19/2018
Sean Ryan
Senior Vice President,	200,000		200,000	(4)	0.90	5/31/2017
Engineering	62,500		187,500	(5)	0.89	2/19/2018

(1)	The Compensation Committee granted these options to Mr. Rivera on May 6, 2005. The awards vested and became exercisable in equal quarterly installments over a four year period beginning June 30, 2005.

(2)	The Compensation Committee granted this option to Mr Mathieu on November 1, 2007. The option vests twenty five percent on November 1, 2008 and the remaining seventy five percent in equal quarterly installments on the last day of each calendar quarter, provided that November 1, 2012 will be considered the last day of the quarter for vesting purposes.

(3)	The Compensation Committee granted these options to Mr Mathieu on February 19, 2008. The awards vest and become exercisable in four equal annual installments beginning on February 19, 2009.

(4)	The Compensation Committee granted these options to Mr. Ryan on May 31, 2007. The awards vest and become exercisable in four equal annual installments beginning May 31, 2008.

(5)	The Compensation Committee granted these options to Mr. Ryan on February 19, 2008. The awards vest and become exercisable in four equal annual installments beginning on February 19, 2009.

(6)	On July 9, 2009, the Compensation Committee unilaterally cancelled all outstanding compensatory options to purchase Common Stock held by current employees (including the above named executive officers) with exercise prices in excess of $0.50 per share (the “Cancelled Options”). The Compensation Committee immediately replaced the Cancelled Options with options to purchase Common Stock with an exercise price of $0.50 per share (the “Replacement Options”). Otherwise, the terms of the Replacement Options are identical in all respects to the Cancelled Options, including the identical number of shares of Common Stock, the same vesting schedule and the same vesting commencement date.

PENSION BENEFITS, NONQUALIFIED DEFERRED COMPENSATION AND OTHER BENEFITS

We do not sponsor or maintain either a defined benefit plan or a nonqualified deferred compensation plan for the benefit of our employees.

All executive officers are eligible to participate in our 401(k) plan and other benefit programs as described below. All executive officers are eligible to participate in the group health and 401(k) plans under the same terms and conditions as all other employees with the exception that, by the terms of his employment contract, the Company pays the employee contribution under our healthcare plan for our Chief Executive Officer, Luis Rivera. The amounts paid by the Company are disclosed above in the Summary Compensation Table and the related footnotes.

Prior to our March 15, 2009 payroll, our 401(k) plan provides for employer matching funds of up to 50 percent of the first six percent of an employee’s salary for all qualifying employees including executive officers. The employer matching funds for all employees were discontinued following the March 15, 2009 payroll. We do not provide any other retirement benefits or tax-qualified deferred compensation plans or programs for our executive officers, nor do we provide a nonqualified deferred compensation plan.

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

At the end of fiscal year 2009, these provisions would have entitled Mr. Rivera to $300,000 plus any other amounts accrued but not yet paid. Mr. Rivera’s agreement also provides that any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid will be made in the event of his death or disability or if his employment is terminated for cause. Mr. Rivera’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: (i) “cause” means (a) the failure of Mr. Rivera to materially perform his obligations and duties thereunder to our satisfaction, which failure is not remedied within 45 days after receipt of written notice from us, (b) commission by Mr. Rivera of an act of fraud upon, or willful gross misconduct toward, us or any of our affiliates, (c) a material breach by Mr. Rivera of certain sections of the agreement, which, in either case, is not remedied within 15 business days after receipt of written notice from us or our Board , (d) the conviction of Mr. Rivera of any felony (or a plea of nolo contendere thereto) or any crime involving moral turpitude, or (e) the failure of Mr. Rivera to carry out, or comply with, in any material respect, any directive of the Board consistent with the terms of the agreement, which is not remedied within 30 business days after receipt of written notice from us or our Board; and (ii) “good reason” shall mean any material breach by us of any provision of the agreement, and shall also include our (or our successors and assigns) substantially altering the position, geographic location, or responsibilities of Mr. Rivera during the term of his employment.

Mr. Mathieu Mr. Mathieu’s agreement provides that, in the event his employment is terminated without cause, we shall pay to Mr. Mathieu an amount equal to six months of his current annual base salary at the time of termination. At the end of fiscal year 2009, this provision would have entitled Mr. Mathieu to $112,500, plus any other amounts accrued but not yet paid. Mr. Mathieu’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: “cause” means (a) the failure of Mr. Mathieu to perform his obligations and duties thereunder to the satisfaction of us, which failure is not remedied within 15 days after receipt of written notice from us, (b) commission by Mr. Mathieu of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Mr. Mathieu of certain sections of our Proprietary Information and Inventions Agreement (“PIAA”), which in either case is not remedied within 15 days after receipt of written notice from us or our Board, (d) the conviction of Mr. Mathieu of any felony (or a plea of nolo contendere thereto) or any crime involving moral turpitude, or (e) the failure of Mr. Mathieu to carry out, or comply with, in any material respect any directive of the Board consistent with the terms of the PIAA, which is not remedied within 15 days after receipt of written notice from us or our Board.

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

Under the terms of the agreement: “cause” means (a) the failure of Mr. Ryan to perform his obligations and duties thereunder to the satisfaction of us, which failure is not remedied within 15 days after receipt of written notice from us, (b) commission by Mr. Ryan of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Mr. Ryan of certain sections of our Proprietary Information and Inventions Agreement (“PIAA”), which in either case is not remedied within 15 days after receipt of written notice from us or our Board, (d) the conviction of Mr. Ryan of any felony (or a plea of nolo contendere thereto) or any crime involving moral turpitude, or (e) the failure of Mr. Ryan to carry out, or comply with, in any material respect any directive of the Board consistent with the terms of the PIAA, which is not remedied within 15 days after receipt of written notice from us or our Board.

Additionally, the 2005 Plan gives the Compensation Committee the discretion (but does not require it) to vest options outstanding under the 2005 Plan upon the occurrence of a change in control. The option agreements for each of the named executive officers provide that within one year following the occurrence of a change in control, if the executive’s employment is terminated without cause by us, or with good reason by the executive (in each case, as defined in the option agreement), any options that would have become exercisable on or prior to the one year anniversary following the termination shall become immediately exercisable and shall remain exercisable until the earlier of the first anniversary of the termination of employment or the earlier expiration of the option in accordance with its terms. If a qualifying termination had occurred on June 30, 2009, such an acceleration of vesting would have resulted in the following for our named executive officers: no additional shares for Mr. Rivera; 450,000 shares for Mr. Mathieu; and 387,500 shares for Mr. Ryan. The value associated with such an accelerated vesting was calculated as zero utilizing the difference between the exercise price of the option shares being accelerated and the closing price of our common stock of $0.30 on June 30, 2008. No value has been assigned to such a potential vesting acceleration because the exercise price of Mr. Rivera’s options is $0.30, and the exercise price of each of Mr. Ryan’s and Mr. Mathieu’s options exceeds $0.30.

COMPENSATION OF DIRECTORS

We provide each non-employee director with an annual retainer of $25,000. Each non-employee director receives a fee of $1,000 per meeting attended, plus out-of-pocket expenses. In addition, non-employee members of Board committees receive a fee of $1,000, plus out-of-pocket expenses, for each non-telephonic committee meeting attended that is not scheduled in conjunction with a meeting of the full Board, and a fee of $500, plus out-of-pocket expenses, for each non-telephonic committee meeting attended in conjunction with a meeting of the full Board and for each telephonic meeting of any committee of the Board. Our executive officers do not receive additional compensation for serving on the Board. Mr. Comfort, our Chairman of the Board, Mr. Urry and Mr. Wilson have waived all retainers and fees for their services.

On October 11, 2005, Mr. DeSantis Cuadra was granted 120,968 restricted shares of Common Stock under the 2005 Plan, which began vesting ratably on a quarterly basis on January 11, 2006 and continues vesting through October 11, 2008. Mr. DeSantis Cuadra’s shares were granted in lieu of $75,000 to be received in future annual director retainer fees over the three-year period following the date of grant.

Mr. Wilson was formerly our Vice President of Technology, a position from which he resigned when he joined our board on July 1, 2008. He has waived all retainers and fees but retains the options, which continue to vest, awarded when he was an employee of the Company. Mr. Wilson was awarded options to purchase 400,000 shares of our Common Stock on May 6, 2005 at a price of $0.30, 200,000 shares of our Common Stock on February 10, 2006 at a price of $0.60 and 200,000 shares of our common stock on May 8, 2007 at a price of $0.83.

Director Compensation Table

The table below summarizes the compensation paid to our independent directors for the fiscal year ended June 30, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Compensation ($)		Total ($)
Andrew Richard Blair (1)	27,000	—		27,000
William T. Comfort III (2)	—	—		—
Nicolas De Santis Cuadra (3)	20,750	7,249	(4)	27,999
James A. Urry (2)	—	—		—
Robb Wilson	—	$40,114	(5)

(1)	Fees are for $25,000 annual retainer and four telephonic Audit Committee meetings. The fees include $500 earned in fiscal 2009 and paid in fiscal 2010.

(2)	Messrs. Comfort and Urry have waived all retainers and fees.

(3)	Fees are $18,750 for a pro-rated three quarters of annual retainer and four telephonic Audit Committee meetings. The fees include $500 earned in fiscal 2009 and paid in fiscal 2010.

(4)	On October 11, 2005, Mr. DeSantis Cuadra was granted 120,968 restricted shares of Common Stock under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan, which began vesting ratably on a quarterly basis on January 11, 2006, and continues through October 11, 2008. Mr. DeSantis Cuadra’s shares were granted in lieu of $75,000 to be received in future annual director retainer fees over the three-year period following the date of grant. All of the shares were vested on October 11, 2008. We account for the cost of stock-based compensation in accordance with FAS 123(R), under which the cost of equity awards to employees and directors is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. The grant date fair value of the restricted stock granted to Mr. DeSantis Cuadra was $78,629. Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for fiscal year 2009 in accordance with SFAS 123(R) and thus may include amounts from awards granted in and prior to fiscal year 2009. Mr. DeSantis Cuadra is entitled to receive dividends on the restricted stock underlying this grant along with our other stockholders, although we do not expect to declare dividends on our common stock in the foreseeable future.

(5)	Mr. Wilson has waived all retainers and fees but retains the options that he was awarded when he was an employee the company. Mr Wilson was awarded options to purchase 400,000 shares of our common stock on May 6, 2005 at a price of $0.30. The option is fully vested and expires on May 6, 2015. Mr Wilson was awarded options to purchase 200,000 shares of our common stock on February 10, 2006 at a price of $0.60. The awards vest and become exercisable in four equal annual installments beginning on February 10, 2007. Mr Wilson was awarded options to purchase 200,000 shares of our common stock on May 8, 2007 at a price of $0.83. The awards vest and become exercisable in four equal annual installments beginning on May 8, 2008. As noted above, on July 9, 2009, Mr. Wilson’s option awards with an exercise price in excess of $0.50 per share were included in the Cancelled Options and such option awards were replaced by Replacement Options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of September 1, 2009 by:

•	each stockholder known by us to beneficially own more than five percent of the Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons included in this table have sole voting and investment power with respect to all the shares of Common Stock beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
LDN Stuyvie Partnership	42,353,126	(b)	41.0%
David R. Burt	8,010,000	(c)	7.8%
Luis A. Rivera	3,770,000	(d)	3.5%
Andrew Richard Blair	1,002,200	(e)	1.0%
Robb Wilson	651,500	(f)	*
Sean Ryan	262,500	(g)	*
Blaine Mathieu	250,000	(h)	*
Nicolas De Santis Cuadra	120,968		*
James A. Urry	0	(i)	*
Directors and Officers as a group (11 persons)	48,715,544	(j)	37.6%

*	Represents beneficial ownership of less than 1%.

(a)	Information as to the interests of the directors and officers has been furnished in part by them. The inclusion of information concerning shares held by or for their spouses or children or by corporations or other entities in which they have an interest does not constitute an admission by such persons of beneficial ownership thereof. Unless otherwise indicated, the address of each director and officer listed is 103 Foulk Rd., Suite 205Q, Wilmington, Delaware 19803.

(b)

LDN Stuyvie Partnership is a limited partnership, the sole general partner of which is William T. Comfort III, our Chairman of the Board. The address of LDN Stuyvie Partnership is 127-131 Sloane St., 4th Floor, Liscartan House, SWIX 9AS, London, UK.

(c)	Consists entirely of shares held by a family limited partnership, the general partner of which is controlled by Mr. Burt.

(d)	Includes 3,600,000 shares of Common Stock subject to stock options held by Mr. Rivera on September 1, 2009 and exercisable within 60 days thereafter.

(e)	The shares reported by Mr. Blair consist of 825,000 shares owned by Mr. Blair and his wife, 60,000 owned by the Freimark, Blair & Co. pension fund and 117,200 owned by the Blair Family Trust. Mr. Blair disclaims beneficial ownership of 27,600 of the shares owned by the Freimark, Blair & Co. pension fund and the entire 117,200 shares are owned by the Blair Family Trust.

(f)	Includes 650,000 shares of Common Stock subject to stock options held by Mr. Wilson on September 1, 2009 and exercisable within 60 days thereafter.

(g)	Consists of 262,500 shares of Common Stock subject to stock options held by Mr. Ryan on September 1, 2009 and exercisable within 60 days thereafter.

(h)	Includes 250,000 shares of Common Stock subject to stock options held by Mr. Mathieu on September 1, 2009 and exercisable within 60 days thereafter.

(i)	Does not include the 42,353,126 shares beneficially owned by LDN Stuyvie Partnership, of which Mr. Urry’s spouse is a partner. Mr. Urry’s spouse has no dispositive or voting authority with respect to the shares beneficially owned by LDN Stuyvie Partnership, and Mr. Urry disclaims beneficial ownership of such shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities related in (a)) (c)
Equity compensation plans approved by security holders	10,585,182	$0.52	6,614,818
Equity compensation plans not approved by security holders		—	—

Total	10,585,182	$0.52	6,614,818

We established the 2005 Plan on May 6, 2005. The 2005 Plan provides for grants of stock options and stock-based awards to our employees, directors, and consultants. Stock options issued in connection with the 2005 Plan are granted with an exercise price per share equal to the fair market value of a share of our Common Stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly or annually and all within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 17,200,000. At June 30, 2009, there were 6,614,818 shares available for grant under the 2005 Plan. As noted above, on July 9, 2009, the Compensation Committee unilaterally cancelled the Cancelled Options and immediately replaced the Cancelled Options with the Replacement Options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS AND AGREEMENTS

Indemnification Agreements

We have entered into indemnification agreements with all of our directors. Under these agreements, we are obligated to indemnify the directors to the fullest extent permitted under the Delaware General Corporation Law for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by them in any action or proceeding arising out of their services as a director. We believe that these indemnification agreements are helpful in attracting and retaining qualified directors.

Policies and Procedures

Under SEC rules, public issuers such as us must disclose certain transactions with related persons. These are transactions in which we are a participant where the amount involved exceeds $120,000, and a member of our Board, an executive officer or a holder of more than 5% of our common stock has a direct or indirect material interest.

To date we have not adopted a formal written policy with respect to such related-party transactions. However, an informal, unwritten policy has been in place whereby all such related-party transactions are reported to, and approved by, the full Board (other than any interested director). Factors considered by the Board when deliberating such transactions include:

•	whether the terms of such transaction are fair to us;

•	whether the transaction are consistent with, and contribute to, our growth strategy; and

•	what impact, if any, such transaction will have on the transfer restrictions currently in place with respect to our Common Stock.

The agreements and transactions listed above (other than the indemnification agreements) were all approved by the full Board (other than those directors with interests in the transactions).

Given the SEC’s reporting requirements, the Board is considering whether to adopt a formal written policy with respect to related-party transactions.

DIRECTOR INDEPENDENCE

We have adopted the NASDAQ Stock Market’s standards for determining the independence of directors. Under these standards, an independent director means a person other than an executive officer or one of our employees or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the following persons shall not be considered independent:

•	A director who is, or at any time during the past three years was, employed by us;

•

a director who accepted or who has a family member who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

•	compensation for service on the Board or any committee thereof;

•	compensation paid to a family member who is one of our employees (other than an executive officer); or

•	under a tax-qualified retirement plan, or non-discretionary compensation;

•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

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

The Board has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above, and has affirmatively determined that all four non-employee directors (Messrs. Blair, Comfort, De Santis Cuadra and Urry) are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

1 AUDIT FEES

The following table sets forth the fees paid to Burr, Pilger & Mayer LLP, for services provided during fiscal 2009 and 2008:

(In thousands)	2009	2008
Audit Fees (1)	$306	$409
Audit-Related Fees (2)		5

Total	$306	$414

(1)	Represents fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	Represents fees for professional services rendered in connection with the acquisitions of Lyris Technologies, Inc., Uptilt, Inc., ClickTracks Analytics, Inc. and Hot Banana Software, Inc.

The Audit Committee has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose. Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings. In situations where it is impractical to wait until the regularly scheduled quarterly meeting, the Audit Committee may delegate authority to approve the audit, audit-related, tax and other services to a member of the committee up to a certain pre-determined level as approved by the Audit Committee. During fiscal years 2009 and 2008, respectively, our Audit-Related fees as described above were not pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The financial statements filed as part of this Annual Report at Item 8 are listed in the Financial Statements and Supplementary Data on page 41 of this Annual Report. All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

b)	See Schedule II: Appendix A – Valuation and Qualifying Accounts, on page 73.

c)	The following documents are filed or incorporated by reference as exhibits to this Report:

EXHIBIT INDEX

Exhibit No.	Description

2(a)	Stock Purchase Agreement by and among Commodore Resources, Inc., Lyris Technologies, Inc., John Buckman, Jan Hanford, The John Buckman and Jan Hanford Trust and the Company, for certain limited purposes contained therein, dated May 6, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2005).

2(b)	Agreement and Plan of Merger by and among Commodore Resources (Nevada), Inc., Halsey Acquisition Delaware, Inc, Uptilt Inc., David Sousa, in his capacity as Representative, and the Company, dated October 3, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005).

2(c)	Agreement and Plan of Merger, dated as of August 16, 2006, by and among the Company, Commodore Resources (Nevada), Inc., Halsey Acquisition California, Inc., ClickTracks Analytics, Inc., the Shareholders listed therein and John Marshall (as representative) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006).

2(d)	Share Purchase Agreement, dated August 18, 2006, by and among 1254412 Alberta ULC, an unlimited liability company formed under the laws of the Province of Alberta, the Company, Krista Lariviere, Chris Adams, 1706379 Ontario Inc., a corporation formed under the laws of the Province of Ontario and 1706380 Ontario Inc., a corporation formed under the laws of the Province of Ontario (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006).

3(a)(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3(a)(ii)	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3(a)(iii)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3(a)(iv)	Certificate of Ownership and Merger, merging Lyris, Inc. with and into J.L. Halsey Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

Exhibit No.	Description

3(b)(i)	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007).

3(b)(ii)	Amendment to the First Amended and Restated Bylaws of the Company, effective February 14, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007).

10(a)(i)†	J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2005).

10(a)(ii)†

First Amendment to the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan

(incorporated by reference to Exhibit 4(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

10(a)(iii)†	Second Amendment to the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009).

10(b)†	Form of Nonstatutory Stock Option Agreement under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2005).

10(c)†	Employment Agreement effective May 12, 2005, between Lyris and Luis A. Rivera (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

10(d)†	Employment Agreement effective May 12, 2005, between Lyris and Robb Wilson. (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

10(j)(i)	Amended and Restated Loan and Security Agreement effective as of March 6, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008).

10(j)(ii)	First Amendment to Amended and Restated Loan and Security Agreement effective as of July 30, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2008).

10(j)(iii)	Waiver Letter from Comerica Bank, dated September 12, 2008, related to a violation of Section 6.7(b)(ii) of the Amended and Restated Loan and Security Agreement, dated as of March 6, 2008, by and among Comerica Bank, Lyris, Inc., Lyris Technologies, Inc and Commodore Resources (Nevada), Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2008).

Exhibit No.	Description

10(j)(iv)	Second Amendment to Amended and Restated Loan and Security Agreement effective as of December 31, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009).

10(j)(v)	Third Amendment to Amended and Restated Loan and Security Agreement effective as of June 19, 2009, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009).

10(k)†	Restricted Stock Award Agreement, dated October 11, 2005, by and between the Company and Nicolas DeSantis Cuadra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005).

10(q)†	Form of Indemnification Agreement entered into by and between the Company and each of the following directors on March 23, 2009: William T. Comfort, III, Luis A. Rivera, James A. Urry, Andrew Richard Blair, Nicolas De Santis Cuadra, and Robb Wilson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2009).

14	Code of Business Conduct and Ethics, adopted by the Company on September 25, 2003 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

21*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification

*	Filed herewith

†	Indicates management contracts or compensatory plans, contracts or arrangements in which any director or named executive officer participates.

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

Dated: September 24, 2009

LYRIS, INC.

By:	/s/ Luis A. Rivera
LUIS A. RIVERA
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William T. Comfort, III (WILLIAM T. COMFORT, III)	Chairman of the Board and Director	September 24, 2009

/s/ Luis A. Rivera (LUIS A. RIVERA)	Chief Executive Officer, President (Principal Executive Officer) and Director	September 24, 2009

/s/ Andrew Richard Blair (ANDREW RICHARD BLAIR)	Director	September 24, 2009

/s/ Nicolas DeSantis Cuadra (NICOLAS DESANTIS CUADRA)	Director	September 24, 2009

/s/ James A. Urry (JAMES A. URRY)	Director	September 24, 2009

/s/ Heidi L. Mackintosh (HEIDI L. MACKINTOSH)	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer	September 24, 2009