Form 10-Q
period 2009-09-30
LYRIS, INC.
filed 2009-11-12
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

103,221,882 shares of $.01 Par Value Common Stock as of November 8, 2009

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands)

	September 30, 2009	June 30, 2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,082	$619
Accounts receivable, less allowances of $965 and $899, respectively	6,666	6,458
Prepaid expenses and other current assets	1,055	1,122
Deferred income taxes	747	714
Deferred financing fees	100	130

Total current assets	9,650	9,043
Property and equipment, net	2,537	2,524
Intangible assets, net	10,347	11,252
Goodwill	18,707	18,707

TOTAL ASSETS	$41,241	$41,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,689	$2,987
Revolving line of credit - short-term	1,825	1,741
Income taxes payable	322	274
Deferred revenue	4,114	4,255

Total current liabilities	9,950	9,257
Revolving line of credit - long-term	4,425	4,917
Other long-term liabilities	431	338

TOTAL LIABILITIES	14,806	14,512
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 103,222 and 103,222 shares, respectively	1,032	1,032
Additional paid-in capital	258,150	257,959
Accumulated deficit	(232,897)	(232,100)
Cumulative foreign currency translation adjustment	150	123

Total stockholders’ equity	26,435	27,014

TOTAL LIABILITIES AND STOCKSHOLDERS’ EQUITY	$41,241	$41,526

(1)	Derived from the audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
Revenues:
Subscription revenue	$8,266	$8,108
Other services revenue	1,949	1,713
Software revenue	612	1,138

Total revenues	10,827	10,959
Cost of revenues:
Subscription, software and other services	3,778	3,727
Amortization of developed technology	433	479

Total cost of revenue	4,211	4,206

Gross profit	6,616	6,753
Operating expenses:
General and administrative	3,054	3,056
Research and development	720	562
Sales and marketing	2,915	3,607
Amortization of customer relationship trade names	499	389

Total operating expenses	7,188	7,614

Loss from operations	(572)	(861)
Interest expense	(87)	(133)

Loss from operations before income taxes	(659)	(994)
Income tax provision	(138)	(110)

Net loss	(797)	(1,104)

Basic and diluted:
Net loss per share	$(0.01)	$(0.01)
Weighted average shares used in calculating net loss per common share:
Basic and diluted	103,222	103,222

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(797)	$(1,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	191	34
Depreciation and amortization of purchased intangibles	1,218	1,172
Amortization of deferred financing fees	—	7
Provision for bad debt	366	84
Deferred income tax benefit	(33)	85
Changes in assets and liabilities:
Accounts receivable	(573)	356
Prepaid expenses and other current assets	96	116
Accounts payable and accrued expenses	686	292
Deferred revenue	(140)	(230)
Income taxes payable	156	26

Net cash provided by operating activities	1,170	838

Cash Flows from Investing Activities:
Purchases of property and equipment	(293)	(87)

Net cash used in investing activities	(293)	(87)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	2
Proceeds from debt and credit arrangements	548	5,253
Payments of debt and credit arrangements	(956)	(5,655)

Net cash used in financing activities	(408)	(400)

Effect of exchange rate changes on cash and cash equivalents	(6)	(9)

Net change in cash and cash equivalents	463	342

Cash and cash equivalents, beginning of period	619	151

Cash and cash equivalents, end of period	$1,082	$493

Supplemental cash flows information:
Cash paid for interest	$87	$135
Cash paid for taxes	28	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Note 1 - Description of Business

Lyris, Inc. (the “Company” or “Lyris”) is a leading publicly traded Internet marketing technology company, serving a wide range of customers from the Fortune 500 to the small and medium-sized business (“SMB”) market. The Company has approximately 8,000 customers as of September 30, 2009.

Our SaaS-based (“software-as-a-service”) online marketing solutions and services provide customers with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to customers who use online and mobile channels to communicate with their customers and members. We offer the industry’s first on-demand integrated marketing suite, Lyris HQ.

Our flagship offering, Lyris HQ, provides customers an integrated online suite of marketing solutions that enables a 360-degree view of campaigns, from email to search-engine keyword management, to web content management and analytics. Its affordable price allows marketing departments to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment (“ROI”). For the quarter ended September 30, 2009, we have approximately 771 Lyris HQ subscription customers, a 13% increase from our previous quarter that ended June 30, 2009.

We continue to offer the following separate individual online marketing solutions: Lyris List Manager, our licensed software product for email marketing; EmailLabs, our brand for hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool. In addition, we continue to offer our Web Analytics Software, ClickTracks, and Lyris Hot Banana, our software that enables customers to manage content across their different Web properties.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2010, for example, refer to the fiscal year ending June 30, 2010.

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the information included in our 2009 Annual Report on Form 10-K filed on September 24, 2009 with the U.S. Securities and Exchange Commission (“SEC”).

Subsequent Events

We evaluated events and transactions occurring after our quarter ended September 30, 2009 through November 12, 2009, the date of our Form 10-Q filing and when the financial statements were issued. On October 23, 2009, the Company and its wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a Borrower) entered into a Fourth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank . For summary description of the Credit Facility Amendment, please refer to Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Segment Reporting

Our chief executive officer (“CEO”) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. We have determined that we operate in a single operating segment, as an e-marketing technology and services company.

Use of Estimates and Assumptions

In accordance with U.S. GAAP and Rule 10-01 of Regulation S-X of the SEC, for a fair presentation for the periods presented, we make adjustments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. These estimates are based on historical analysis and expectations of future trends, which can require extended periods of time to resolve, and are subject to change from period to period. Accordingly, the actual results may ultimately differ from estimates and assumptions. Our accounting estimates that require the most significant and subjective judgments include, but are not limited to, the accounting for doubtful accounts, amortization and depreciation (estimated useful lives), goodwill and intangible assets valuation, valuation and recognition of stock-based compensation, current and deferred taxes, deferred revenue and other contingencies.

Foreign Currency Translation

We record assets, liabilities and results of our operations outside of the United States based on their functional currency. On consolidation, we translate all assets and liabilities in effect on the balance sheet date. We translate revenues and expenses at the average of the monthly exchange rates that were in effect during the period. We recognize the resulting adjustments as a separate component of equity in other comprehensive loss or gain. Foreign currency transaction gains and losses are included in net income as incurred, for that period.

We will continue to manage foreign currency exposure of our assets and liabilities to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. The fluctuation in the exchange rates that resulted in foreign currency translation adjustments is reflected as a component of other comprehensive income in stockholders’ equity. For three months ended September 30, 2009, we incurred a favorable foreign currency translation of $27, compared to an unfavorable foreign currency translation of $100 for the three months ended September 30, 2008. Foreign currency transaction gains and losses are included in net income for the period in which they are incurred.

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

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables. We sell our products primarily to customers throughout the United States. We monitor the credit status of our customers on an ongoing basis and we do not require our customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for quarter ended September 30, 2009. Moreover, there was no single customer or supplier that accounted for more than 10% of our trade receivables for the same period.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, and certain other accrued liabilities approximate their fair values, due to their short maturities.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, primarily consists of cash on deposit with banks and money market funds stated at cost, which approximates fair value. We maintain cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. We limit credit risk by maintaining accounts with financial institutions of high credit standing.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to seven years, or the lease term including any lease term extensions that we have the right and intention to execute, if applicable. Repair and maintenance costs are expensed in the period incurred.

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

Subscription and Other Services Revenue

Services revenue is derived from several sources including hosted software for use by customers (subscription revenue), providing professional consulting services and technical support services (other services revenue). Subscription revenue is recognized monthly based on the usage defined in the agreement. Amounts that have been invoiced are recorded in accounts receivable and recognized in revenue or deferred revenue depending on whether the revenue recognition criteria have been met. Thus, excess usage is billed and recognized as revenue when incurred.

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

Software Revenue

We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, support and professional services, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”). We establish VSOE (delivered and undelivered) for the majority of our elements. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE does not exist for all elements, we use the residual method to determine how much revenue for the delivered elements is recognized (software licenses) upon delivery by assigning VSOE to other elements in multiple element arrangements.

We determine VSOE of fair value based on actual prices charged for standalone sales of maintenance. To accomplish this, we track sales for the maintenance product when sold on a standalone basis for a one year term and compare to sales of the associated licensed software product.

We perform a quarterly analysis of the actual sales for standalone maintenance and licensed software to establish the percentage of sales relationships for each level of maintenance and licensed software. The result of this analysis has historically been a tight range of percentage of sales relationships centered on a mid-point. Renewal rates, expressed as a consistent percentage of the license fee at each level, represent VSOE of fair value for the maintenance element of the arrangements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

We recognize revenue from our professional services at the time of delivery of the service established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, the full value of the arrangement is deferred and recognized ratably over the term of the agreement.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support or hosting contracts, professional consulting services to be delivered in the future and bulk purchases of emails to be delivered in the future. Maintenance is typically billed on a per annum basis in advance for software and the revenue is recognized ratably over the maintenance period. Some hosted contracts are prepaid for the month, quarter or year and recognized monthly after the service has been provided. Bulk purchases are typically billed in advance, ranging from monthly to annually, and the revenue is recognized in the periods in which emails are delivered.

Allowance for Doubtful Accounts

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience, changes in our customer payment history and a review of the current status of trade accounts receivable. If any of these factors change, it is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $965 and $899 at September 30, 2009 and June 30, 2009, respectively.

Loss Contingencies and Commitments

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of September 30, 2009, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

Goodwill, Long-lived Assets and Other Intangible Assets

We classify our intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

We evaluate our fixed assets and intangible assets with definite lives for impairment. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. In addition, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

We test goodwill and our intangible assets with indefinite lives not subject to amortization for annual impairment testing. In addition, we consider the following significant factors that could trigger an impairment review prior to annual testing:

a.	a significant underperformance relative to historical or expected projected future operating results;

b.	a significant change in the manner of our use of the acquired assets or the strategy for our overall business;

c.	significant negative industry or economic trends;

d.	a significant decline in our stock price for a sustained period of time;

e.	a significant change in our market capitalization relative to net book value; and

f.	a significant adverse change in legal factors or in the business climate that could affect the value of the asset.

Research and Development Software Costs

We charged to expense costs incurred internally in researching and developing computer software products until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility is established when all necessary planning, designing are completed and after all high-risk development issues have been resolved through coding and testing. Moreover, these activities are necessary to establish that the product can meet its design specifications including functions, features, and technical performance requirements. For the quarter ended September 30, 2009 and June 30, 2009, we capitalized $423 and $193, respectively. The following table summarizes these capitalized costs:

(In thousands)	September 30, 2009	June 30, 2009
Sales force integration	$147	$90
Search engine marketing	171	103
Lyris HQ relational attributes	105	—

Ending balance	$423	$193

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions to estimate the probability that market conditions will be achieved. We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 3.2 years. Refer to Note 11 of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

We establish valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Refer to Note 8 of the Notes to Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Net (Loss) Income per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similarly to basic net income per share except that it includes the potential dilution that could occur if dilutive securities were exercised.

New Accounting Standards

Effective September 15, 2009, the Financial Accounting Standards Codification Board ™ (“Codification”) is a single official source of authoritative U.S. GAAP, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our Consolidated Financial Statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

Recently Adopted Accounting Standards

On July 1, 2009, we adopted authoritative guidance issued by FASB on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date prior to the issuance of the financial statements. The guidance requires disclosure of the date through which subsequent events were evaluated and the basis for that date. The guidance sets forth the following: (1) the period after the balance sheet date during which the management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the required disclosures about events or transactions that occurred after the balance sheet date.

On July 1, 2009, we adopted authoritative guidance issued by FASB on business combinations. The guidance retains the fundamental acquisition method of accounting requirements to be used for all business combinations, but significantly changes the accounting for certain aspects of business combinations, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We expect this guidance to have an impact on our accounting future business acquisitions.

On July 1, 2009, we adopted authoritative guidance issued the FASB on improving the factors to be considered in developing renewal or extension assumptions used to determined the useful life of recognized intangible assets. We do not expect this guidance to have a material impact on our accounting for future acquisitions or renewals of intangible assets.

Recently Issued Accounting Standards

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Note 3 - Intangible Assets

The components of intangible assets are consists of the following:

(in thousands)	September 30, 2009	June 30, 2009
Amortizable intangibles:
Customer relationships	$9,814	$9,771
Developed technology	11,993	11,950
Tradenames	3,369	3,352

	25,176	25,073
Less: accumulated amortization	(15,036)	(14,028)
Less: impairment	(4,193)	(4,193)

	5,947	6,852
Non-amortizable intangibles:
Trade names	4,400	4,400

Total intangible assets, net of amortization	$10,347	$11,252

Total amortization for the quarters ended September 30, 2009 and 2008 was $932 and $868, respectively. For the quarters ended September 30, 2009 and 2008, amortization of developed technology, classified as cost of revenue was $433 and $479, respectively.

For quarters ended September 30, 2009 and 2008, foreign currency translation adjustments were $27 and $73, respectively. The change in net intangible assets is a result of changes in the foreign currency exchange rate between the U.S. dollar and Canadian dollar.

Note 4 - Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets of any business that is acquired. The following table outlines our goodwill, by acquisition:

(in thousands)	September 30, 2009	June 30, 2009
Lyris Technologies	$16,505	$16,505
EmailLabs	2,202	2,202

Ending balance	$18,707	$18,707

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Note 5- Property and Equipment

Property and equipment consists of the following:

(in thousands)	September 30, 2009	June 30, 2009
Computers	$3,363	$3,280
Furniture and fixtures	568	597
Leasehold improvements	112	107
Software	763	758
Other equipment	360	360
Capitalized software	423	193

	5,589	5,295
Less: accumulated depreciation and amortization	(3,052)	(2,771)

Ending balance	$2,537	$2,524

Depreciation expense for the three months ended September 30, 2009 and 2008 was approximately $286 and $304, respectively.

Note 6 - Credit Facility

On October 23, 2009, the Company and its wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a “Borrower” and collectively, the “Borrowers”) entered into a Fourth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (the “Bank”). The Amendment revises the terms of the Amended and Restated Loan and Security Agreement entered into on March 6, 2008, by and among the Bank and the Borrowers (the “Agreement”), as amended by (1) the First Amendment to the Agreement, dated July 30, 2008 (the “First Amendment”), (2) the Waiver Letter, dated September 12, 2008 (the “Waiver Letter”), (3) the Second Amendment to the Agreement, dated December 31, 2008, and (4) the Third Amendment to the Agreement, dated June 19, 2009 (the “Third Amendment”), each by and among the Bank and the Borrowers (collectively, the Agreement, the First Amendment, the Waiver Letter, the Second Amendment and the Third Amendment, the “Amended and Restated Agreement”).

Under the Amended and Restated Agreement, as amended by the Amendment, the Bank’s commitment is $8,175. The revolving line of credit (the “Revolving Line”) has been increased by $750 to a maximum amount of $3,925 and the term loan (the “Term Loan”) has been reduced by $2,000 to $4,250. Both the Revolving Line and the Term Loan mature on April 30, 2011.

The maximum amount available under the Revolving Line is reduced by $92 on the last day of each month through the maturity date. In addition, the amount available under the Revolving Line is limited by a borrowing base, which is 80% of the amount of the aggregate of the Borrowers’ accounts receivable, less certain exclusions.

Under the Amended and Restated Agreement, as amended by the Amendment, the Term Loan is reduced on the last day of each month by approximately $117 through December 2009 and by $138 on the last day of each month thereafter.

Under the Amended and Restated Agreement, as amended by the Amendment, the Company is required to maintain the following financial ratios:

•

Debt Service Coverage. Measured on a monthly basis, a ratio of EBITDA, which is the earnings of the Borrowers before interest, taxes, depreciation, amortization and non-cash stock compensation (measured by annualizing the trailing six months), minus cash, taxes and non-financed capital expenditures to (B) the sum of cash interest expense (measured by annualizing the trailing six months) plus the current portion of Term Loan indebtedness owed to Bank of at least 1.25 to 1.00.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

•	Minimum EBITDA. Measured monthly on a rolling three-month basis, EBITDA of not less than $500 and measured monthly on a rolling six-month basis, EBITDA of not less than $1,600 through maturity.

•

Total Leverage Ratio. Measured on a monthly basis, a ratio of all indebtedness to EBITDA (measured on an annualized trailing six month basis) of not greater than: (i) 2.25 to 1.00 for each monthly measuring period through the measuring period ending May 31, 2010, (ii) 2.00 to 1.00 for each subsequent monthly measuring period through the monthly measuring period ending November 30, 2010; and (iii) 1.50 to 1.00 for each monthly measuring period thereafter.

In addition, the Amendment contains a waiver to the Borrowers’ violation of the financial covenant contained in Section 6.7(b)(ii) of the Amended and Restated Agreement for the September 30, 2009 measuring period. Under this financial covenant for that period, the required minimum EBITDA was $1,250.

The foregoing description is merely a summary of the Amendment. The full text of the Amendment was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2009.

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

(In thousands)	September 30, 2009	June 30, 2009
Accounts payable	$1,110	$535
Accrued compensation and benefits	1,198	1,242
Accrued other	1,381	1,210

Ending balance	$3,689	$2,987

Note 8 - Income Taxes

Our effective tax rates for the quarters ended September 30, 2009 and 2008 were 20.9% and 10.7%, respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to our actual income tax provisions for the quarters ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(In thousands)	2009	%	2008	%
Income tax expense at the statutory rate	$(231)	(35.0%)	$(348)	(35.0%)
State income taxes, net of federal benefit	71	10.8%	64	6.5%
Utilization of NOL carryover	207	31.4%	304	30.8%
Amortization of intangible assets	(326)	(49.5%)	(94)	(9.6%)
Other, net	417	63.2%	184	18.0%

Income tax provision	$138	20.9%	$110	10.7%

We establish valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

upon external examination, which is an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. For the quarter ended September 30, 2009, we recognized an additional $95 tax expense resulting from our final assessment on our prior year tax returns that maybe subject to possible income tax audits.

Note 9 - Comprehensive Loss

The following table shows the computation of total comprehensive loss:

	Three Months Ended September 30,
(In thousands)	2009	2008
Net loss	$(797)	$(1,104)
Other comprehensive income (loss):
Foreign currency translation adjustments	27	(100)

Total comprehensive loss	$(770)	$(1,204)

Other comprehensive income is primarily related to gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

Note 10 - Net Loss per Share

We calculate our basic earnings per share by dividing net income by the weighted average number of shares of common stock outstanding during the period. Our diluted earnings (loss) per share are calculated in a similar manner, but include the effect of dilutive securities. In the period of loss, we exclude securities that are anti-dilutive from the calculation of diluted (loss) per share.

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended September 30,
(In thousands)	2009	2008
Net loss	$(797)	$(1,104)
Weighted average shares outstanding:
Basic and diluted shares	103,222	103,222
Effective of dilutive securities:
Stock options	—	—

Basic and diluted
Net loss per share	(0.01)	(0.01)

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

For the quarter ended September 30, 2009, we incurred a $797 net loss. The dilutive loss per common share calculated for the quarters ended September 30, 2009 and 2008 excludes the effect of 6,030, and 5,592 options outstanding, respectively. These amounts were excluded since their inclusion would be anti-dilutive.

Note 11 - Stock-Based Compensation

We recognized stock-based compensation costs including employee stock awards and purchases under stock purchase plans at the grant date based on the fair value of the award. Determining the fair value of stock-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.

We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 3.2 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Three Months Ended September 30,
	2009	2008
Weighted average fair value of options at grant date	$0.34	$0.49
Expected dividends	—	—
Expected volatility	40-56%	53%
Expected term of the option	3.2 years	4.5 years
Risk-free interest rates	2.79 - 3.89%	2.83 - 3.22%

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in thousands, except for per share data and percent data)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

The following table summarizes the allocation of stock-based compensation expense included in the Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008.

	For Three Months Ended September 30,
(In thousands)	2009	2008
Cost of revenues	$29	$62
General and admin	55	(71)
Research and development	50	20
Sales and marketing	57	23

Total stock based compensation expense	$191	$34

Our total stock-based compensation expense was approximately $191 and $34, for the three months ended September 30, 2009 and 2008, respectively. We incurred $36 incremental costs to our stock-based compensation expense resulting from our option repricing. The full text of the Option Repricing was disclosed in our Current Report on Form 8-K, filed with the SEC, on July 14, 2009. Stock-based compensation expense as part of software development costs was not significant for the quarter ended September 30, 2009.

Note 12 - Commitments and Contingencies

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. There have been no material changes to our lease commitments and obligations since we filed our 2009 Annual Report on Form 10-K for fiscal year ended June 30, 2009.

Legal claims

There have been no material development in our litigation matters since we filed our 2009 Annual Report on Form 10-K for fiscal year ended June 30, 2009.

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

Note 13 - Subsequent Events

On October 23, 2009, the Company and its wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a Borrower) entered into a Fourth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank . For summary description of the Credit Facility Amendment, please refer to Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying Notes in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our Annual Report on Form 10-K (the “Form 10-K”) for fiscal year ended June 30, 2009, filed September 24, 2009 with Securities and Exchange Commission (the “SEC”).

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

Our Business

Lyris Inc. (the “Company” or “Lyris”) is a leading publicly traded Internet marketing technology company, serving a wide range of customers from the Fortune 500 to the small and medium-sized business (“SMB”) market. The Company is the first online marketing solution provider that integrates email with diverse online marketing channels. We provide hosted and licensed Internet marketing software solutions to marketers. Our digital marketing software and services provide clients with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to clients who use the Internet to communicate with their customers and members.

Our flagship offering Lyris HQ is the all-in-one online marketing solution that integrates email marketing with search, social, and mobile channels, enhanced by embedded deliverability and Web analytics. Its affordable price allows marketing departments to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment (“ROI”). For the quarter ended September 30, 2009, we have approximately 771 Lyris HQ subscription customers, a 13% increase from the previous quarter that ended June 30, 2009.

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

Financial Results of Operations for Quarters Ended September 30, 2009 and 2008

Overview

Our first quarter results for fiscal year 2010 reflect the current economic conditions that continue to persist in most markets around the world and our investment in the expansion of our business.

For the quarter ended September 30, 2009, our total revenue was approximately, $10.8 million, from $11.00 million, approximately 1% decrease, when compared with the same period a year ago.

Our gross profit in the first quarter of fiscal year 2010 was $6.6 million, a $137 thousand, or 2% decrease, compared to gross profit of $6.8 million of the first quarter of fiscal year 2009.

Operating expenses were $7.2 million and $7.6 million for the quarters ended September 30, 2009 and 2008, respectively. Our stock-based compensation included in the first quarter of fiscal year 2010 and 2009 was $191 thousand and $34 thousand, respectively.

Our net loss for the quarters ended September 30, 2009 and 2008 was $800 thousand, $1.1 million, respectively.

For the quarter ended September 30, 2009, we generated $1.2 million of cash from operating activities, as compared to $0.8 million during the same period a year ago. We used $0.3 million in investing activities and $0.4 million in financing activities.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

The following table summarizes our Consolidated Statements of Operations data as a percentage of total revenue for the periods presented:

	For Quarter Ended September 30,
	2009	2008
Total revenue	100.0%	100.0%
Cost of revenue	38.9%	38.4%

Gross profit	61.1%	61.6%

Operating expenses	66.4%	69. %

Loss from continuing operations	(5.3%)	(7.8%)

Interest expense	(0.8%)	(1.2%)

Loss from continuing operations before taxes	(6.1%)	(9.0%)

Income tax provision	(1.3%)	(1.0%)

Net loss	(7.4%)	(10.1%)

Three Months Ended September 30, 2009 and 2008

		% of Total Company Revenue		% of Total Company Revenue	Quarter Change 2009 vs. 2008
(In thousands, except percentages)	2009	%	2008	%	Dollars	Percent
Subscription revenue	$8,266	76%	$8,108	74%	$158	2%
Other services revenue	1,949	18%	1,713	16%	236	14%

Total subscription and services revenues	10,215	94%	9,821	90%	394	4%

Software revenue	$612	6%	$1,138	10%	$(526)	(46%)

Total revenue	$10,827	100%	$10,959	100%	$(132)	(1%)

Subscription and Other Services Revenues

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application, and from customers purchasing additional offerings that are not included in the standard hosting agreement. We derived 76% and 74% of our net revenue from subscription revenue during the three months ended September 30, 2009 and 2008, respectively. Other services revenue is derived from related professional services and other revenues consisting primarily of training and implementation fees.

Subscription and other services increased approximately by $158 thousand, or 2%, in the three months ended September 30, 2009, compared with the same period during the previous fiscal year. The increase reflects the significant benefit of continued hosted revenue growth, mainly driven by our Lyris HQ offering. During the first quarter of fiscal year 2010, we accounted Lyris HQ revenue 47% of our total hosted revenue, a 29% increase from the quarter ended September 30, 2008 of fiscal year 2009. This sustained growth quarter over quarter was attributable to new subscription customer contracts, approximately 13% increase from the previous quarter that ended June 30, 2009. However, this positive result was primarily offset by a $526 thousand or 46% decline in our software revenue, resulting from continued lower sales volume.

For the three months ended September 30, 2009, our other services revenue shows a $236 thousand, or 14% increase compared with the prior quarter ended September 30, 2008. The 14% increase in other services revenue is directly driven by our full service support offering that reflects a significant growth during the three months ended September 30, 2009 compared with three months ended September 30, 2008.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

We anticipate revenue growth for our fiscal year 2010 primarily due to our online integrated marketing solution, Lyris HQ. Correspondingly, our business strategic plan continues to focus on investing our resources to expand and develop our flagship product. In response to the persistent difficult economic condition, we remain focused on executing our key business initiatives, upgrading and providing quality products and offerings at the lowest possible costs of ownership while managing our operating expenses. Additionally, to increase our sales, we may expand the number of distribution channels particularly in the international markets.

While we expect revenue and customer growth in fiscal year 2010, we are unable to determine the negative impact that the weakened global economy may have on our overall business operations.

Cost of revenue

Cost of revenue includes expenses primarily related to engineering employee costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and overhead allocated costs.

	For the Quarter Ended September 30,		Quarter Change 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Cost of revenue	$4,211	$4,206	$5	0.12%
As percent of revenue	39%	38%	1%

Cost of revenue remained flat for the three months ended September 30, 2009 compared with the three months ended September 30, 2008.

Gross Profit

	For the Quarter Ended September 30,		Quarter Change 2009 vs. 2008
(In thousands, except percentages)	2009	2008
Gross Profit	$6,616	$6,753	$(137)	(2%)
As percent of revenue	61%	62%	(1%)

Gross profit decreased 2% in the first quarter of fiscal year 2010 to $6.6 million from $6.8 million in the first quarter of fiscal year 2009.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Operating Expenses

	For the Quarter Ended September 30,		Quarter Change 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Operating expenses:
General and administrative	$3,054	$3,056	$(2)	(0%)
Research and development	720	562	158	28%
Sales and marketing	2,915	3,607	(692)	(19%)
Amortization of customer relationship trade names	499	389	110	28%

Total operating expenses	$7,188	$7,614	$(426)	(6%)

General and administrative

General and administrative expenses consist primarily of compensation and benefits for administrative personnel, professional services (which include consultants, legal fees and accounting), audit and tax fees, and costs related to corporate operations (which includes stock-based compensation and other corporate development costs).

During the first quarter of fiscal year 2010, general and administrative expenses remained flat resulting from our operating expense control initiatives.

Research and development

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount related expenses associated with product development.

Research and development expenses increased 28% in the first quarter of fiscal year 2010 to $720 thousand from $562 thousand in the first quarter of fiscal year 2009. This increase primarily represents employee-related costs arising from our continued expansion and development of the Lyris HQ offering. We expect our research and development expenses will increase as we upgrade and extend our service offerings and develop new technologies.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising our services and software. Sales and marketing expenses also include promotions, trade shows, seminars and other programs.

Sales and marketing expenses decreased 19% in the first quarter of fiscal year 2010 to $2.9 million, from $3.6 million in the first quarter of fiscal year 2009. We sponsored less marketing events and tradeshows during the three months ended September 30, 2009. However, we expect sales and marketing costs to continue to represent a significant portion of operating expenses in the future as we continue to expand awareness of our products and services and increase our involvement in number of marketing events.

Amortization of customer relationships

Amortization of customer relationships increased 28% in the first quarter of fiscal year 2010 to $499 thousand from $389 thousand in the first quarter of fiscal year 2009. The 28% increase represents amortization expense directly related to the change on the estimated useful life from indefinite to definite life of approximately three to five years. We made this change during fiscal year ended June 30, 2009, as disclosed in our 2009 Annual Report on Form 10-K.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Interest expense

	For the Quarter Ended September 30,		Quarter Change 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Interest expense	$(87)	$(133)	$46	(35%)
As percent of revenue	(1%)	(1%)	0%

Interest expense decreased 35% in the first quarter of fiscal year 2010 to $87 thousand from $133 thousand in the first quarter of fiscal year 2009. Lower interest expense was attributable to minimum borrowings and increased cash collection during the three months ended September 30, 2009.

Provision for income taxes

Our effective tax rate was approximately 20.9% and 10.7% for the three months ended September 30, 2009 and 2008, respectively. For additional information about income taxes refer to Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents

Our primary source of cash, during the first three months of fiscal year 2010, was cash received from the collection of accounts receivable balances generated from net sales. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank. As of September 30, 2009, our cash equivalents totaled $1.1 million compared to $619 thousand at the fiscal year ended June 30, 2009.

Subject to the Risk Factors set forth and referred to in Item 1A of Par II of our Form 10-K for fiscal year ended June 30, 2009, we anticipate that we will continue to improve our cash flow from operations. We expect that we will maintain increasing long-term sustaining growth in our hosted revenue offerings, particularly with Lyris HQ, combined with increased efficiency within our operating expenses that will generate available cash to satisfy our capital needs and debt obligations.

Summary of Cash Activities

	For the Quarter Ended September 30,		Quarter Change 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Net cash provided by operating activities	$1,170	$838	$332	40%
Net cash used in investing activities	(293)	(87)	(206)	237%
Net cash used in financing activities	(408)	(400)	(8)	2%
Effect of exchange rate changes on cash	(6)	(9)	3	(33%)

Increase in cash and cash equivalents	$463	$342	$121	35%

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Operating Activities

Net cash derived from operations totaled $1.2 million in the first three months of fiscal year 2010 versus $838 thousand in the first three months of fiscal year 2009. There were no material differences in our operating activities in the first three months of fiscal year 2010 versus the first three months of fiscal year 2009, other than higher cash collection of accounts receivable recorded during the first three months of fiscal year 2010.

Investing Activities

Our net cash used in investing activities totaled $293 thousand in the first three months of fiscal year 2010 versus $87 thousand in the first three months of fiscal year 2009. Cash used for investing activities primarily reflects expenditures primarily for upgrading and developing new products.

We expect that future capital expenditures will be primarily for developing new products and purchases to upgrade our information technology capabilities.

Financing Activities

Our net cash used in financing activities totaled $408 thousand in the first quarter of fiscal year 2010 versus $400 thousand in the first quarter of fiscal year 2009. Net cash used for financing activities primarily represents revolving line of credit payments with Comerica Bank.

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

Legal Claims

Refer to Note 12 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for a discussion of legal claims.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements since we filed our Form 10-K for the fiscal year ended June 30, 2009.

Revolving Line of Credit

On October 23, 2009, the Company and its wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a Borrower) entered into a Fourth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank . For summary description of the Credit Facility Amendment, please refer to Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Rule 10-01 of Regulation S-X of the SEC, which requires management to make estimates, judgments and assumptions that affect our reported amounts in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ significantly from these estimates. We evaluate our estimates and assumptions on an ongoing basis. Our most critical accounting policies and estimates include, but are not limited to the following:

•	revenue recognition

•	deferred revenue

•	valuation allowance and reserves

•	loss contingencies

•	accounting for stock-based compensation

•	accounting for goodwill, long-lived assets and other intangible assets

•	accounting for income taxes

•	research and development software capitalized costs

Our significant accounting policies are disclosed in our consolidated financial statements in our Form 10-K. For the quarter ended September 30, 2009, we believe that our estimates and judgments in the preparation of our consolidated financial statements have been impacted primarily by the following significant critical accounting policies:

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

Subscription and Other Services Revenue

Services revenue is derived from several sources including hosted software for use by customers (subscription revenue), providing professional consulting services and technical support services (other services revenue). Subscription revenue is recognized monthly based on the usage defined in the agreement. Amounts that have been invoiced are recorded in accounts receivable and recognized in revenue or deferred revenue depending on whether the revenue recognition criteria have been met. Thus, excess usage is billed and recognized as revenue when incurred.

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

Software Revenue

We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, support and professional services, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”). We establish VSOE (delivered and undelivered) for the majority of our elements. We allocate total earned

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE does not exist for all elements, we use the residual method to determine how much revenue for the delivered elements is recognized (software licenses) upon delivery by assigning VSOE to other elements in multiple element arrangements.

We determine VSOE of fair value based on actual prices charged for standalone sales of maintenance. To accomplish this, we track sales for the maintenance product when sold on a standalone basis for a one year term and compare to sales of the associated licensed software product.

We perform a quarterly analysis of the actual sales for standalone maintenance and licensed software to establish the percentage of sales relationships for each level of maintenance and licensed software. The result of this analysis has historically been a tight range of percentage of sales relationships centered on a mid-point. Renewal rates, expressed as a consistent percentage of the license fee at each level, represent VSOE of fair value for the maintenance element of the arrangements.

We recognize revenue from our professional services at the time of delivery of the service established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, the full value of the arrangement is deferred and recognized ratably over the term of the agreement.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support or hosting contracts, professional consulting services to be delivered in the future and bulk purchases of emails to be delivered in the future. Maintenance is typically billed on a per annum basis in advance for software and the revenue is recognized ratably over the maintenance period. Some hosted contracts are prepaid for the month, quarter or year and recognized monthly after the service has been provided. Bulk purchases are typically billed in advance, ranging from monthly to annually, and the revenue is recognized in the periods in which emails are delivered.

Valuation Allowances and Reserves

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.

In estimating our allowance for doubtful accounts, we use the percentage of sales application and specific-identification reserve methodology. We establish the general reserve rate based on the percentage of sales for four quarters of previous fiscal year 2009, deriving the average quarterly rate. Because write-offs are booked when deemed uncollectible and delinquent accounts are analyzed for potential additional write-offs as of the balance sheet date for a given reporting period, we believe that using the average quarterly rate is consistent with our review of allowance for doubtful account. Then, the determined factor is applied to revenue in the current quarter, net of cash and credit sales to establish the general reserve portion of the total accounts receivable reserve. To determine the specific reserve, we established the criteria to use in assessing the collectability of the past due balance over 90 days. To establish the criteria, we reviewed each questionable account. Our criteria are based on all outstanding receivables greater than 90 days in the following uncollectible categories: (1) receivables sent to collection agency; (2) receivables under legal determination; and (3) receivables in higher collection risk. For each established criteria, we determine the percentage of the required reserve.

Our allowance for doubtful accounts increased approximately $66 thousand from $899 thousand at June 30, 2009 to $965 thousand at September 30, 2009. During the three months ended September 30, we incurred approximately $366 thousand in bad debts expense, which is mainly associated to the negative impact of the current economic downturn. Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts.

Loss Contingencies and Commitments

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated,

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of September 30, 2009, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

Goodwill, Long-lived Assets and Other Intangible Assets

We classify our intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

We evaluate our fixed assets and intangible assets with definite lives for impairment. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. In addition, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.

We test goodwill and our intangible assets with indefinite lives not subject to amortization for annual impairment testing. In addition, we consider the following significant factors that could trigger an impairment review prior to annual testing:

a.	a significant underperformance relative to historical or expected projected future operating results;

b.	a significant change in the manner of our use of the acquired assets or the strategy for our overall business;

c.	significant negative industry or economic trends;

d.	a significant decline in our stock price for a sustained period of time;

e.	a significant change in our market capitalization relative to net book value; and

f.	a significant adverse change in legal factors or in the business climate that could affect the value of the asset.

Research and Development Software Costs

We charged to expense costs incurred internally in researching and developing computer software products until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility is established when all necessary planning, designing are completed and after all high-risk development issues have been resolved through coding and testing. Moreover, these activities are necessary to establish that the product can meet its design specifications including functions, features, and technical performance requirements. For the quarter ended September 30, 2009 and June 30, 2009, we capitalized $423 and $193, respectively. The following table summarizes these capitalized costs:

(In thousands)	September 30, 2009	June 30, 2009
Sales force integration	$147	$90
Search engine marketing	171	103
Lyris HQ relational attributes	105	—

Ending balance	$423	$193

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions to estimate the

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

probability that market conditions will be achieved. We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 3.2 years. Refer to Note 11 of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

We establish valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Refer to Note 8 of the Notes to Consolidated Financial Statements.

New Accounting Standards

Effective September 15, 2009, the Financial Accounting Standards Codification Board ™ (“Codification”) is a single official source of authoritative U.S. GAAP, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our Consolidated Financial Statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q. Refer to Note 2 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for a discussion of recent accounting standards and pronouncements.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Two of our entities, Hot Banana (Canada) and Lyris Limited (U.K.) are subject to market risks relating to foreign currency fluctuation. We will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. The fluctuation in the exchange rates that resulted in foreign currency translation adjustments is reflected as a component of other comprehensive income in stockholders’ equity. For three months ended September 30, 2009, we incurred a favorable foreign current translation of $27 thousand compared to unfavorable foreign currency translation of $100 thousand for the three months ended September 30, 2008. Foreign currency transaction gains and losses are included in net income for the period as incurred.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

As of September 30, 2009, there were no changes in internal control over financial reporting during the first quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal claims

There have been no material developments in our litigation matters since we filed our Form 10-K for fiscal year ended June 30, 2009.

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

Careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in the Form 10-K. This Form 10-Q is qualified in its entirety by these risks. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in the Form 10-K and elsewhere in this Form 10-Q. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and a stockholder may lose part or all of its investment.

There have been no material changes in our risk factors from those disclosed in the Form 10-K for fiscal year ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Dated: November 12, 2009
LYRIS, INC.

	By:	/s/ Luis A. Rivera
Luis A. Rivera
Principal Executive Officer and President

	By:	/s/ Heidi L. Mackintosh
Heidi L. Mackintosh
Principal Financial Officer