Form 10-Q
period 2009-12-31
LYRIS, INC.
filed 2010-02-10
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-10875

Lyris, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0579490
(State of incorporation)	(I.R.S. Employer Identification No.)

6401 Hollis Street

Suite 125

Emeryville, CA 94608

(Address of principal executive office, including zip code)

800-768-2929

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

103,221,882 shares of $.01 Par Value Common Stock as of February 10, 2010

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended December 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except per share data)

	December 31, 2009	June 30, 2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$369	$619
Accounts receivable, less allowances of $1,046 and $899, respectively	7,084	6,458
Prepaid expenses and other current assets	1,016	1,122
Deferred income taxes	760	714
Deferred financing fees	70	130

Total current assets	9,299	9,043
Capitalized software, net	870	193
Property and equipment, net	2,388	2,331
Intangible assets, net	9,421	11,252
Goodwill	18,707	18,707

TOTAL ASSETS	$40,685	$41,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,527	$2,987
Revolving line of credit - short-term	2,750	1,741
Income taxes payable	447	274
Deferred revenue	4,180	4,255

Total current liabilities	10,904	9,257
Revolving line of credit - long-term	2,834	4,917
Other long-term liabilities	642	338

TOTAL LIABILITIES	14,380	14,512
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 103,222 and 103,217 shares, respectively	1,032	1,032
Additional paid-in capital	258,312	257,959
Accumulated deficit	(233,224)	(232,100)
Cumulative foreign currency translation adjustment	185	123

Total stockholders’ equity	26,305	27,014

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,685	$41,526

(1)	Derived from the audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues:
Subscription revenue	$8,664	$8,443	$16,931	$16,552
Other services revenue	1,867	1,732	3,817	3,445
Software revenue	783	833	1,394	1,971

Total revenues	11,314	11,008	22,142	21,968
Cost of revenues:
Subscription, software and other services	4,716	3,585	9,127	8,030
Amortization of developed technology	434	477	866	955

Total cost of revenue	5,150	4,062	9,993	8,985

Gross profit	6,164	6,946	12,149	12,983
Operating expenses:
General and administrative	1,728	1,828	3,773	3,800
Research and development	740	1,207	1,460	1,769
Sales and marketing	3,303	3,562	6,596	7,534
Amortization of customer relationship trade names	500	387	999	776

Total operating expenses	6,271	6,984	12,828	13,879

Loss from continuing operations	(107)	(38)	(679)	(896)

Interest expense	(83)	(110)	(170)	(243)

Loss from continuing operations before income taxes	(190)	(148)	(849)	(1,139)
Income tax provision	137	(19)	275	91

Net loss	$(327)	$(129)	$(1,124)	$(1,230)

Basic and Diluted:
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares used in calculating net loss income per common share:
Basic and Diluted	103,222	103,222	103,222	103,222

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended December 31,
	2009	2008
Cash Flow from Operating Activities:
Net loss	$(1,124)	$(1,230)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Stock-based compensation expense	353	212
Depreciation and amortization	2,419	2,333
Provision for bad debt	726	425
Deferred income tax benefit	(46)	(43)
Changes in assets and liabilities:
Accounts receivable	(1,351)	(1,002)
Prepaid expenses and other current assets	166	269
Accounts payable and accrued expenses	553	283
Deferred revenue	(75)	(428)
Income taxes payable	295	53

Net cash provided by operating activities	1,916	872

Cash Flows from Investing Activities:
Purchases of property and equipment	(408)	(138)
Capitalized software expenditures	(689)	—

Net cash used in investing activities	(1,097)	(138)

Cash Flows from Financing Activities:
Proceeds from debt and credit arrangements	4,108	10,074
Payments of debt and credit arrangements	(5,182)	(10,436)
Payments under capital lease obligations	(15)	—

Net cash used in financing activities	(1,089)	(362)

Net effect of exchange rate changes on cash and cash equivalents	20	(17)

Net change in cash and cash equivalents	(250)	355

Cash and cash equivalents, beginning of period	619	151

Cash and cash equivalents, end of period	$369	$506

Supplemental cash flow information:
Cash paid for interest	$130	$245
Cash paid for taxes	$138	$80
Non-cash investing activities:
Fixed assets acquired under capital leases	$183	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Note 1 - Description of Business

Lyris, Inc. (the “Company” or “Lyris”) is a leading Internet marketing technology company, serving a wide range of customers from the Fortune 500 to the small and medium-sized business market.

Our software-as-a-service, or SaaS-based, online marketing solutions and services provide customers with solutions to create, deliver and manage online, permission-based direct marketing programs and other communications to customers that use online and mobile channels to communicate with their respective customers and members. We offer the industry’s first on-demand integrated marketing suite, Lyris HQ. Our vision is to become the world’s leading provider of online marketing solutions. Our mission is to help online marketers succeed.

Our flagship offering, Lyris HQ, provides customers an integrated online suite of marketing solutions that enables a 360-degree view of campaigns, from email to search-engine keyword management, to web content management and analytics. Its affordable price allows marketing departments to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment. For the quarter ended December 31, 2009, we have approximately 811 Lyris HQ subscription customers, a 76% increase from the quarter that ended December 31, 2008.

We also offer the following separate individual online marketing solutions: Lyris List Manager, our licensed software product for email marketing; EmailLabs, our hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool. In addition, we continue to offer our Web Analytics Software, ClickTracks, and Lyris Hot Banana,which enables customers to manage content across their different Web properties.

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

Seasonality

Historically, we have experienced higher net sales in the second quarter compared to other quarters in our fiscal year due to seasonal demand. Accordingly, our results for the three and six months ended December 31, 2009 may not necessarily be indicative of the results that may be expected for the full year ending June 30, 2010.

Subsequent Events

We evaluated events and transactions occurring after our quarter ended December 31, 2009 through February 10, 2010, the date we filed this Form 10-Q and issued our financial statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Segment Reporting

Our chief executive officer (“CEO”) is considered to be our chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. We have determined that we operate in a single operating segment, as an e-marketing technology and services company.

Use of Estimates and Assumptions

In accordance with U.S. GAAP and Rule 10-01of Regulation S-X of the SEC, for a fair presentation for the periods presented, we make adjustments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. These estimates are based on historical analysis and expectations of future trends, which can require extended periods of time to resolve, and are subject to change from period to period. Accordingly, the actual results may ultimately differ from our estimates and assumptions. Our accounting estimates and assumptions that require the most significant and subjective judgments include, but are not limited to the following:

•	assumptions such as the elements comprising multiple-deliverable revenue arrangements;

•	distinction between upgrades/enhancements and new products;

•	when technological feasibility is achieved for our products;

•	the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns;

•	the accounting for doubtful accounts;

•	amortization and depreciation (estimated useful lives);

•	goodwill and intangible assets valuation; and

•	valuation and recognition of stock-based compensation and deferred revenue and other contingencies.

During the second quarter of fiscal year 2010, we changed our operating expense allocation methodology and retroactively reclassified previous year amounts for comparability purposes. This operating expense allocation methodology change was based on business judgment and planning needs to improve financial reporting. We allocate overhead such as rent, insurance costs, utilities and property taxes based on headcount. We allocate employee benefit costs and taxes based upon a percentage of total compensation expense. Accordingly, general overhead expenses are reflected in cost of revenue and operating expenses. This change had no impact on our consolidated net income.

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

We will continue to manage foreign currency exposure of our assets and liabilities to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. The fluctuation in the exchange rates that resulted in foreign currency translation adjustments is reflected as a component of other comprehensive income in stockholders’ equity. For the three and six months ended December 31, 2009, we incurred $35 and $62 foreign currency translation adjustments, respectively. Foreign currency transaction gains and losses are included in net income for the period in which they are incurred.

Certain Risks and Uncertainties

We operate in a highly competitive and dynamic market. Accordingly, there are factors that could adversely impact our current and future operations or financial results including, but not limited to, the following: our ability to obtain rights to or protect our intellectual property; future impairment charges; our ability to develop new products accepted in the marketplace; changes in regulations; competition including, but not limited to, product pricing, product features and services; litigation or claims against us; and the hiring, training and retention of key employees.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables. We sell our products primarily to customers in the United States. We monitor the credit status of our customers on an ongoing basis and we do not require our customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for quarter ended December 31, 2009. Moreover, there was no single customer or supplier that accounted for more than 10% of our trade receivables for the same period.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, and certain other accrued liabilities approximate their fair values, due to their short maturities.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily consists of cash on deposit with banks and money market funds stated at cost, which approximates fair value. We maintain cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. We limit credit risk by maintaining accounts with financial institutions of high credit standing.

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

Subscription and Other Services Revenue

Services revenue is derived from several sources, including hosted software for use by customers (subscription revenue), providing professional consulting services and technical support services (other services revenue). Subscription revenue is recognized monthly based on the usage defined in the agreement. Amounts that have been invoiced are recorded in accounts receivable and recognized in revenue or deferred revenue depending on whether the revenue recognition criteria have been met. Thus, excess usage is billed and recognized as revenue when incurred.

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Software Revenue

We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, support and professional services, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”). We establish VSOE (delivered and undelivered) for the majority of our elements. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE does not exist for all elements, we use the residual method to determine how much revenue for the delivered elements (software licenses) is recognized upon delivery by assigning VSOE to other elements in multiple element arrangements.

We determine VSOE based on actual prices charged for standalone sales of maintenance. To accomplish this, we track sales for the maintenance product when sold on a standalone basis for a one year term and compare to sales of the associated licensed software product.

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

We recognize revenue from our professional services at the time of delivery of the service. We established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, the full value of the arrangement is deferred and recognized ratably over the term of the agreement.

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

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience, changes in our customer payment history and a review of the current status of trade accounts receivable. If any of these factors change, it is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $1,046 and $899 at December 31, 2009 and June 30, 2009, respectively.

Loss Contingencies and Commitments

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of December 31, 2009, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

We test goodwill and intangible assets with indefinite lives not subject to amortization for annual impairment testing. In addition, we consider the following factors that, if significant, could trigger an impairment review prior to annual testing:

a.	underperformance relative to historical or expected projected future operating results;

b.	change in the manner of our use of the acquired assets or the strategy for our overall business;

c.	negative industry or economic trends;

d.	decline in our stock price for a sustained period of time;

e.	change in our market capitalization relative to net book value; and

f.	adverse change in legal factors or in the business climate that could affect the value of the asset.

Capitalized Software Costs

Software licensing. We expense internal costs incurred in researching and developing computer software products designed for sale or licensing until technological feasibility has been established for the product. Once technological feasibility is established, applicable development software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility is established when we have completed all necessary planning and designing and after we have resolved all high-risk development issues through coding and testing. Moreover, these activities are necessary to establish that the product can meet its design specifications including functions, features, and technical performance requirements. We discontinue capitalization when the product is available for general release to customers.

SaaS software costs. We capitalize the direct costs associated with the software we develop for use in providing software-as-a-service to our customers during its application development stage. The types of activities performed during the application development stage create probable future economic benefits. Once the software is available for use in providing services to customers, we depreciate the capitalized amount over three years with the depreciation charged to cost of revenues. We expense activities performed during the preliminary project stage which are analogous to research and development activities. In addition, we expense the types of activities performed during the post-implementation / operation stage. These activities are likely to include release ready and release launch activities.

Total capitalized hosting software costs, net of accumulated amortization, were approximately $193 and $870 during the three and six months ended December 31, 2009. These capitalized costs were primarily subcontractor- and employee-related costs. We started amortizing in the second quarter ended December 31, 2009 and we recorded $12 of amortization expense. During the same periods last year, we had no large development projects that qualified under this capitalization accounting treatment.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions to estimate the probability that market conditions will be achieved. We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 3.2 years. Refer to Note 10 of the Notes to Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

We establish valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Refer to Note 7 of the Notes to Consolidated Financial Statements.

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similarly to basic net income per share except that it includes the potential dilution that could occur if dilutive securities were exercised.

New Accounting Standards

Effective September 15, 2009, the Financial Accounting Standards Codification Board ™ is a single official source of authoritative U.S. GAAP, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our Consolidated Financial Statements. We have removed all references to pre-codifications U.S. GAAP from this Form 10-Q.

Recently Adopted Accounting Standards

On July 1, 2009, we adopted authoritative FASB guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date prior to the issuance of the financial statements. The guidance requires disclosure of the date through which subsequent events were evaluated and the basis for that date. The guidance sets forth the following: (1) the period after the balance sheet date during which the management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the required disclosures about events or transactions that occurred after the balance sheet date.

On July 1, 2009, we adopted authoritative FASB guidance on business combinations. The guidance retains the fundamental acquisition method of accounting requirements to be used for all business combinations, but significantly changes the accounting for certain aspects of business combinations, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We expect this guidance to have an impact on our accounting future business acquisitions.

On July 1, 2009, we adopted authoritative FASB guidance on improving the factors to be considered in developing renewal or extension assumptions used to determine the useful lives of recognized intangible assets. We do not expect this guidance to have a material impact on our accounting for future acquisitions or renewals of intangible assets.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Note 3 - Intangible Assets

The components of intangible assets consist of the following:

(In thousands)	December 31, 2009	June 30, 2009
Amortizable intangibles:
Customer relationships	$9,833	$9,771
Developed technology	12,019	11,950
Tradenames	3,378	3,352

	25,230	25,073
Less: accumulated amortization	(16,016)	(14,028)
Less: impairment	(4,193)	(4,193)

	5,021	6,852
Non-amortizable intangibles:
Trade names	4,400	4,400

Total intangible assets, net of amortization	$9,421	$11,252

During the three and six months ended December 31, 2009, we recorded amortization expenses totaling $945 and $1,877, respectively. Amortization of developed technology during the same periods, classified as cost of revenue was $446 and $879, respectively. The decrease of $1,831 in the intangible assets is attributable to higher amortization expense caused by $107 write-downs during the fourth quarter of fiscal year 2009 of some purchased legacy intangibles combined with the change of its estimated useful lives from indefinite to definite lives (approximately three to five years), as disclosed in our 2009 Annual Report on Form 10-K for fiscal year ended June 30, 2009.

During the three and six months ended December 31, 2008, we recorded amortization expenses totaling $864 and $1,732, respectively. Amortization of developed technology during the same periods, classified as cost of revenue was $477 and $956, respectively.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Note 4 - Property and Equipment

Property and equipment consists of the following:

(In thousands)	December 31, 2009	June 30, 2009
Computers	$3,625	$3,280
Furniture and fixtures	583	597
Leasehold improvements	785	107
Software	253	758
Other equipment	467	360

	5,713	5,102
Less: accumulated depreciation and amortization	(3,325)	(2,771)

Ending balance	$2,388	$2,331

Depreciation expense for the three and six months ended December 31, 2009 were approximately $256 and $542, respectively, and during the same periods last year, we recorded depreciation expenses totaling $297 and $601, respectively.

Note 5 - Credit Facility

On October 23, 2009, Lyris and our wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a “Borrower” and collectively, the “Borrowers”) entered into a Fourth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (the “Bank”). The Amendment revises the terms of the Amended and Restated Loan and Security Agreement entered into on March 6, 2008, by and among the Bank and the Borrowers (the “Agreement”), as amended by (1) the First Amendment to the Agreement, dated July 30, 2008 (the “First Amendment”), (2) the Waiver Letter, dated September 12, 2008 (the “Waiver Letter”), (3) the Second Amendment to the Agreement, dated December 31, 2008, and (4) the Third Amendment to the Agreement, dated June 19, 2009 (the “Third Amendment”), each by and among the Bank and the Borrowers (collectively, the Agreement, the First Amendment, the Waiver Letter, the Second Amendment and the Third Amendment, the “Amended and Restated Agreement”).

Under the Amended and Restated Agreement, as amended by the Amendment, the Bank’s commitment is $8,175. The revolving line of credit (the “Revolving Line”) was increased by $750 to a maximum amount of $3,925 and the term loan (the “Term Loan”) was reduced by $2,000 to $4,250. Both the Revolving Line and the Term Loan mature on April 30, 2011.

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

This description is a summary of the Amendment; we filed the full text as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 27, 2009.

As of December 31, 2009, we were in compliance with the bank loan covenant as required by the Amendment. Our availability under this credit facility was approximately $3,650 at the end of December 31, 2009. The amount available is limited by the aggregate outstanding borrowings and the letter of credits issued under the facility.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

(In thousands)	December 31, 2009	June 30, 2009
Accounts payable	$1,050	$535
Accrued compensation and benefits	1,209	1,242
Accrued other	1,268	1,210

Ending balance	$3,527	$2,987

Accounts payable and accrued expenses increased $540, or 18%, to $3,527 at December 31, 2009 from $2,987 at June 30, 2009. This increase was primarily driven by higher trade accounts payable associated with larger contracts renewals, and increased accruals related to our marketing programs and taxes.

Note 7 - Income Taxes

Our effective tax rates for the quarters ended December 31, 2009 and 2008 were 32.4% and 7.6%, respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to our actual income tax provisions for the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
(In thousands)	2009	%	2008	%
Income tax expense at the statutory rate	$(254)	(35.0%)	$(423)	(35.0%)
State income taxes, net of federal benefit	179	20.5%	31	2.5%
Utilization of NOL carryover	(689)	(79.0%)	(507)	(42.0%)
Amortization of intangible assets	653	74.9%	606	50.1%
Other, net	386	51.0%	384	32.0%

Income tax provision	$275	32.4%	$91	7.6%

We establish a valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, which is an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Note 8 - Comprehensive Loss

The following table shows the computation of total comprehensive loss:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2009	2008	2009	2008
Net loss	$(327)	$(129)	$(1,124)	$(1,230)
Other comprehensive income:
Foreign currency translation adjustments	35	(307)	62	(407)

Total comprehensive loss	$(292)	$(436)	$(1,062)	$(1,637)

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Other comprehensive income is primarily related to gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

Note 9 - Net Loss per Share

We calculate our basic earnings per share by dividing net income by the weighted average number of shares of common stock outstanding during the period. Our diluted earnings (loss) per share are calculated in a similar manner, but include the effect of dilutive securities. In the period of loss, we exclude securities that are anti-dilutive from the calculation of diluted (loss) per share.

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2009	2008	2009	2008
Net loss	$(327)	$(129)	$(1,124)	$(1,230)
Weighted average shares outstanding:
Basic and diluted shares	103,222	103,222	103,222	103,222
Effective of dilutive securities:
Stock options	—	—	—	—

Basic and Diluted
Net loss per share	(0.00)	(0.00)	(0.01)	(0.01)

The dilutive loss per common share calculated for the quarters ended December 31, 2009 and 2008 excludes the effect of 6,908, and 5,900 options outstanding, respectively. These amounts were excluded since their inclusion would be anti-dilutive.

Note 10 - Stock- Based Compensation

We recognized stock-based compensation costs, including employee stock awards and purchases under stock purchase plans, at the grant date fair value of the award. Determining the fair value of stock-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.

We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 3.2 years.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Three Months Ended, December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Weighted average fair value of options at grant date	$0.50	$0.47	$0.50	$0.49
Expected dividends	—	—	—	—
Expected volatility	79%	53%	59%	53%
Expected term of the option	3.9 years	4.5 years	3.9 years	4.5 years
Risk-free interest rates	2.00-3.55%	2.83-3.22%	2.00-3.55%	2.83-3.22%

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

The following table summarizes the allocation of stock-based compensation expense included in the Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008.

	Three Months Ended, December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Cost of revenues	$66	$(19)	$94	$44
General and administration	62	141	117	70
Research and development	15	24	65	44
Sales and marketing	17	29	76	51

Total stock based compensation expense	$160	$175	$352	$209

Our total stock-based compensation expense was approximately $160 and $352 for the three and six months ended December 31, 2009, respectively. During the same periods last year, we recorded stock-based compensation expense totaling $175 and $209, respectively. The $143 increase in stock-based compensation expense is driven by our stock-option repricing that occurred in the first quarter of fiscal year 2010.

Stock-based compensation expense as part of software development costs was not significant for the quarter ended December 31, 2009.

Note 11 - Commitments and Contingencies

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers.

As of December 31, 2009, there had been no material changes to our lease commitments and obligations since we filed our 2009 Annual Report on Form 10-K for fiscal year ended June 30, 2009 other than as set forth below.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Acquired leases. At December 31, 2009, obligations for minimum future payments under the capital leases acquired from Dell Financial Services, LLC. are as follows:

(In thousands)
2010	$66
2011	$66
Thereafter	$33

Total future minimum lease payments	$166

Corporate office relocation. On May 1, 2009, we entered into an operating lease for new corporate office space and data center capacity in Emeryville, California (as disclosed in our 2009 Annual Report on Form 10-K for fiscal year ended June 30, 2009). The commencement date of this lease and our corporate office relocation was November 1, 2009.

Legal claims

As of December 31, 2009, there had been no material development in our litigation matters since we filed our 2009 Annual Report on Form 10-K for fiscal year ended June 30, 2009.

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying Notes in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our Annual Report on Form 10-K (the “Form 10-K”) for fiscal year ended June 30, 2009, filed September 24, 2009 with Securities and Exchange Commission (the “SEC”).

The discussion and analysis below includes certain forward-looking statements that are subject to risk, uncertainties and other factors, as described in “Risk Factors” in Item 1A of the Form 10-K, and those found elsewhere in this Form 10-Q, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this quarter and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

Our Business

Lyris, Inc. (the “Company” or “Lyris”) is a leading Internet marketing technology company, serving a wide range of customers from the Fortune 500 to the small and medium-sized business market.

Our software-as-a-service, or SaaS-based, online marketing solutions and services provide customers with solutions to create, deliver and manage online, permission-based direct marketing programs and other communications to customers that use online and mobile channels to communicate with their respective customers and members. We offer the industry’s first on-demand integrated marketing suite, Lyris HQ. Our vision is to become the world’s leading provider of online marketing solutions. Our mission is to help online marketers succeed.

Our flagship offering, Lyris HQ, provides customers an integrated online suite of marketing solutions that enables a 360-degree view of campaigns, from email to search-engine keyword management, to web content management and analytics. Its affordable price allows marketing departments to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment. For the quarter ended December 31, 2009, we have approximately 811 Lyris HQ subscription customers, a 76% increase from the quarter that ended December 31, 2008.

We also offer the following separate individual online marketing solutions: Lyris List Manager, our licensed software product for email marketing; EmailLabs, our hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool. In addition, we continue to offer our Web Analytics Software, ClickTracks, and Lyris Hot Banana,which enables customers to manage content across their different Web properties.

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

Financial Results of Operations for the Three & Six Months Ended December 31, 2009 and 2008

Overview

Our financial results for the three and six months ended December 31, 2009 and 2008 reflect the current economic conditions that continue to persist in most markets around the world and our investment in the expansion of our business.

Historically, we have experienced higher net sales in the second quarter compared with other quarters in our fiscal year due to seasonal demand. Accordingly, our results for the three and six months ended December 31, 2009 may not necessarily be indicative of the results that may be expected for the full year ending June 30, 2010.

During the second quarter of fiscal year 2010, we changed our operating expense allocation methodology and retroactively reclassified previous year amounts for comparability purposes. This operating expense allocation methodology change is based on business judgment and planning needs to improve financial reporting. We allocate overhead such as rent, insurance costs, utilities and property taxes based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. Accordingly, general overhead expenses are reflected in cost of revenue and operating expenses. This change did not have any impact on our consolidated net income.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

The following table summarizes our Consolidated Statements of Operations data as a percentage of total revenue for the periods presented:

	Three Months Ended December 31, 2009		Six Months Ended December 31, 2009
	2009	2008	2009	2008
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.5%	36.9%	45.1%	40.9%

Gross profit	54.5%	63.1%	54.9%	59.1%

Operating expenses	55.4%	63.4%	57.9%	63.2%

Loss from continuing operations	(0.9%)	(0.3%)	(3.1%)	(4.1%)

Interest expense	(0.7%)	(1.0%)	(0.8%)	(1.1%)

Loss from continuing operations before taxes	(1.7%)	(1.3%)	(3.8%)	(5.2%)

Income tax provision	1.2%	(0.2%)	1.2%	0.4%

Net Loss	(2.9%)	(1.2%)	(5.1%)	(5.6%)

Subscription and Other Services Revenues

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application, and from customers purchasing additional offerings that are not included in the standard hosting agreement. Subscription revenue accounts for 77% and 75% of our total revenue from subscription revenue during the three and six months ended December 31, 2009 and 2008. Other services revenue is derived from related professional consulting services and technical support services, including training and implementation fees.

	Three Months Ended December 31, 2009
		% of Total Company Revenue		% of Total Company Revenue	Quarter Change 2009 vs. 2008
(In thousands, except percentages)	2009	%	2008	%	Dollars	Percent
Subscription revenue	$8,664	77%	$8,443	76%	$221	3%
Other services revenue	1,867	17%	1,732	16%	135	8%

Total subscription and services revenues	10,531	94%	10,175	92%	356	3%

Software revenue	$783	6%	$833	8%	$(50)	(6%)

Total revenue	$11,314	100%	$11,008	100%	$306	3%

	Six Months Ended December 31, 2009
		% of Total Company Revenue		% of Total Company Revenue	Quarter Change 2009 vs. 2008
(In thousands, except percentages)	2009	%	2008	%	Dollars	Percent
Subscription revenue	$16,931	77%	$16,552	75%	$379	2%
Other services revenue	3,817	17%	3,445	16%	372	11%

Total subscription and services revenues	20,748	94%	19,997	91%	751	4%

Software revenue	$1,394	6%	$1,971	9%	$(577)	(29%)

Total revenue	$22,142	100%	$21,968	100%	$174	1%

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Three Months Ended December 31, 2009 and 2008

Subscription and other services revenue increased approximately by $356 thousand, or 3%, in the three months ended December 31, 2009, compared with the same period during the previous fiscal year. This increase reflects the continued strong hosted revenue growth, mainly driven by our Lyris HQ offering. We achieved 46% Lyris HQ growth during the second quarter of fiscal year 2010 compared with the same period last year. This strong performance was attributable to a 76% increase of new subscription customer contracts in the second quarter ended December 31, 2009 to 811 from 460 in the second quarter ended December 31, 2008. This positive result was partially offset by a $50 thousand or 6% decline in our software revenue, due to lower sales volume.

For the three months ended December 31, 2009, our other services revenue reflects a $135 thousand, or 8% increase compared with the three months ended December 31, 2008. The 8% increase in other services revenue was due primarily to an increased number of new customers driven by our full service support offering. We anticipate continued revenue growth in our full service offering.

Six Months Ended December 31, 2009 and 2008

Subscription and other services revenue increased by approximately $751 thousand, or 4%, during the six months ended December 31, 2009, compared with the same period during the previous fiscal year. We experienced a substantial 125% Lyris HQ revenue growth during the six months of fiscal year 2010 compared to the same period during the previous fiscal year. However, this positive result was partially offset by a $577 thousand or 29% decline in our software revenue, resulting from lower sales volume. Despite our sustained Lyris HQ revenue growth, we also continued to experience lower renewal rates and customer cancellations due to the challenging economic environment.

For the six months ended December 31, 2009, our other services revenue shows a $372 thousand, or 11% increase compared to the same period during the previous fiscal year. The increase in other services revenue is primarily due to the sustained growth of our full service support offering. Lyris Limited (acquired in May 2009), our international operation in the U.K., is growing and represents both 21% of our total service revenue for the three and six months ended December 31, 2009.

We anticipate sustained revenue growth for our fiscal year 2010 primarily due to our vision and determination to be the world’s leader in providing online marketing solutions. Accordingly, we intend to continue, as part of our business strategic plan, to focus on investing our resources in expanding and developing the first all-in-one online marketing solution in the industry, Lyris HQ. In response to the persistent difficult economic conditions, we remain focused on executing our key business initiatives, upgrading and providing quality products and offerings at the lowest possible costs of ownership while managing our operating expenses. Additionally to increase our sales, we are expanding the number of distribution channels particularly in the international markets.

While we expect revenue and customer growth in fiscal year 2010, we are unable to determine the negative impact that the weakened global economy may have on our overall business operations.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Cost of Revenue

Cost of revenue includes expenses primarily related to engineering employee costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and overhead allocated costs.

	For the Three Months Ended December 31,		Variance 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Cost of revenue	$5,150	$4,062	$1,088	27%
As percent of revenue	46%	37%	9%

	For the Six Months Ended December 31,		Variance 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Cost of revenue	$9,993	$8,985	$1,008	11%
As percent of revenue	45%	41%	4%

Cost of revenue increased 27% and 11% in the three and six months ended December 31, 2009. During the second quarter, we incurred higher employee-related costs including stock-based compensation expenses, the cost of subcontractors and allocated overhead to support and maintain our Lyris HQ offering. In addition, we recognized increased data center costs primarily due to our efforts in increasing data center capacity.

Gross Profit

	For the Three Months Ended December 31,		Variance 2009 vs. 2008
(In thousands, except percentages)	2009	2008
Gross Profit	$6,164	$6,946	$(782)	(11%)
As percent of revenue	54%	63%	(9%)

	For the Six Months Ended December 31,		Variance 2009 vs. 2008
(In thousands, except percentages)	2009	2008
Gross Profit	$12,149	$12,983	$(834)	(6%)
As percent of revenue	55%	59%	(4%)

Gross profit decreased 11% and 6% in the three and six months ended December 31, 2009. We experienced higher costs of revenues in the current fiscal year 2010 compared with previous fiscal year 2009. These higher costs of revenues were associated with supporting and maintaining our flagship offering, Lyris HQ.

Operating Expenses

During the second quarter of fiscal year 2010, we changed our operating expense allocation methodology and retroactively reclassified previous year amounts for comparability purposes. This operating expense allocation methodology change is based on

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

business judgment and planning needs to improve financial reporting. We allocate overhead such as rent, insurance costs, utilities and property taxes based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. Accordingly, general overhead expenses are reflected in cost of revenue and operating expenses. This change did not have any impact on our consolidated net income

	For the Three Months Ended December 31,		Variance 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Operating expenses:
General and administrative	$1,728	$1,828	$(100)	(5%)
Research and development	740	1,207	(467)	(39%)
Sales and marketing	3,303	3,562	(259)	(7%)
Amortization of customer relationship trade names	500	387	113	29%

Total operating expenses	$6,271	$6,984	$(713)	(10%)

	For the Six Months Ended December 31,		Variance 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Operating expenses:
General and administrative	$3,773	$3,800	$(27)	(1%)
Research and development	1,460	1,769	(309)	(17%)
Sales and marketing	6,596	7,534	(938)	(12%)
Amortization of customer relationship trade names	999	776	223	29%

Total operating expenses	$12,828	$13,879	$(1,051)	(8%)

General and administrative

General and administrative expenses consist primarily of compensation and benefits for administrative personnel, professional services (which include consultants, legal fees and accounting), audit and tax fees, and costs related to corporate operations (which include stock-based compensation and other corporate development costs).

General and administrative expenses decreased 5% and 1% in the first three and six months ended December 31, 2009, compared with the corresponding periods in the previous fiscal year. The decrease is driven by our continued implementation of cost-benefit reduction initiative to manage our operating expenses efficiently.

Research and development

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount related expenses associated with product developments.

Research and development expenses decreased 39% and 17% in the three and six months ended December 31, 2009, compared with the same periods in the previous fiscal year. These expenses declined because we capitalized certain software development expenses in the three and six months ended December 31, 2009 that were associated with major product upgrading and development of our Lyris HQ offering. For the three and six months ended December 31, 2009, we capitalized software costs, net of accumulated amortization approximately $193 thousand and $870 thousand, respectively. During the same periods in the previous fiscal year, we had no large development projects that qualify under the computer software cost capitalization FASB guidance.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising our services and software. Sales and marketing expenses also include promotions, trade shows, seminars and other programs.

Sales and marketing expenses decreased 7% and 12% in the first three and six months ended December 31, 2009, compared with the same periods in the prior fiscal year. During the three and six months ended December 31, 2009, we sponsored fewer marketing events and tradeshows. In addition, we made personnel adjustments in our sales and marketing departments. However, we expect sales and marketing costs to continue to represent a significant portion of operating expenses in the future as we continue to expand awareness of our products and services and increase our participation in a number of marketing industry events.

Amortization of customer relationships

Amortization of customer relationships increased 29% in the three and six months ended December 31, 2009, compared with the same periods in the prior fiscal year. The 29% increase represents higher amortization expense directly related to the change in the estimated useful lives from indefinite to definite lives of approximately three to five years. We made this change during fiscal year ended June 30, 2009.

Interest expense

	For the Three Months Ended December 31,		Variance 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Interest expense	$(83)	$(110)	$27	(25%)
As percent of revenue	(1%)	(1%)	0%

	For the Six Months Ended December 31,		Variance 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Interest expense	$(171)	$(243)	$72	(30%)
As percent of revenue	(1%)	(1%)	0%

Interest expense decreased 25% and 30% in the three and six months ended December 31, 2009, compared to the same periods in the previous fiscal year. Lower interest expense was attributable to minimum borrowings during the three and six months ended December 31, 2009.

Provision for income taxes

Our effective tax rate was approximately 32.4% and 7.6% for the three and six months ended December 31, 2009 and 2008, respectively. For additional information about income taxes, refer to Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Liquidity, Capital Resources and Financial Condition

Cash and Cash equivalents

Our primary source of cash, during the first three and six months of fiscal year 2010 was from the collection of accounts receivable balances generated from net sales. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank. As of December 31, 2009, our cash equivalents totaled $369 thousand compared to $619 thousand at the fiscal year ended June 30, 2009.

Subject to the Risk Factors set forth and referred to in Item 1A of Part II of our Form 10-K for fiscal year ended June 30, 2009, we anticipate that we will continue to improve our cash flow from operations. We expect to increase growth in our hosted revenue offerings, particularly with Lyris HQ, and to increase efficiency within our operating expenses, enabling us to generate available cash to satisfy our capital needs and debt obligations.

Summary of Cash Activities

	For the Six Months Ended December 31,		Variance 2009 vs. 2008
(In thousands, except percentages)	2009	2008	$	%
Net cash provided by operating activities	$1,916	$872	$1,044	120%
Net cash used in investing activities	(1,097)	(138)	(959)	695%
Net cash used in financing activities	(1,089)	(362)	(727)	201%
Effect of exchange rate changes on cash	20	(17)	37	(218%)

Net change in cash and cash equivalents	$(250)	$355	$(605)	(170%)

Operating Activities

Net cash derived from operations was $2.0 million during the six months ended December 31, 2009 versus $872 thousand in the six months ended December 31, 2008. The $1.1 million improvement of net cash flow provided by operating activities was due primarily to the growth in our Lyris HQ customer base and the associated increase in billings and collections. Historically, net cash provided by operating activities has been affected by net income and non-cash adjustments such as depreciation and amortization and stock-based compensation expense.

Investing Activities

Our net cash used in investing activities was $1.1 million during the six months ended December 31, 2009 versus $138 thousand in the six months ended December 31, 2008. We experienced higher infrastructure costs driven by our corporate office and data centers relocation in November 2009. In addition, we incurred expenditures associated in upgrading and developing new products.

We expect that future capital expenditures will be primarily for developing new products and purchases to upgrade our information technology capabilities.

Financing Activities

Our net cash used in financing activities was $1.1 million in the six months ended December 31, 2009 versus $362 thousand in the six months ended December 31, 2008. Net cash used for financing activities primarily represents revolving line of credit payments with Comerica Bank. We anticipate to continue paying down our term loan and revolving line of credit with Comerica Bank.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

During the three and six months ended December 31, 2009, we entered into capital lease agreement with Dell Financial Services, LLC. At December 31, 2009, obligations for minimum future payments under the capital lease obligations acquired from Dell Financial Services, LLC. are as follows:

(In thousands)
2010	$66
2011	$66
Thereafter	$33

Total future minimum lease payments	$166

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

Legal Claims

Refer to Note 11 of the Notes to the Consolidated Financial Statements contained in this Form 10-Q for a discussion of legal claims.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements since we filed our Form 10-K for the fiscal year ended June 30, 2009.

Revolving Line of Credit

For summary description of the Credit Facility Amendment, please refer to Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Critical Accounting Policies and Use of Estimates

In accordance with U.S. GAAP and Rule 10-01of Regulation S-X of the SEC, for a fair presentation for the periods presented, we make adjustments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. These estimates are based on historical analysis and expectations of future trends, which can require extended periods of time to resolve, and are subject to change from period to period. Accordingly, the actual results may ultimately differ from our estimates and assumptions. Our accounting estimates and assumptions that require the most significant and subjective judgments include, but are not limited to the following:

•	assumptions such as the elements comprising multiple-deliverable revenue arrangements;

•	distinction between upgrades/enhancements and new products;

•	when technological feasibility is achieved for our products;

•	the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns;

•	the accounting for doubtful accounts;

•	amortization and depreciation (estimated useful lives);

•	goodwill and intangible assets valuation; and

•	valuation and recognition of stock-based compensation and deferred revenue and other contingencies.

During the second quarter of fiscal year 2010, we changed our operating expense allocation methodology and retroactively reclassified previous year amounts for comparability purposes. This operating expense allocation methodology change was based on business judgment and planning needs to improve financial reporting. We allocate overhead such as rent, insurance costs, utilities and

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

property taxes based on headcount. We allocate employee benefit costs and taxes based upon a percentage of total compensation expense. Accordingly, general overhead expenses are reflected in cost of revenue and operating expenses. This change had no impact on our consolidated net income.

Capitalized Software Costs

Software licensing. We expense internal costs incurred in researching and developing computer software products designed for sale or licensing until technological feasibility has been established for the product. Once technological feasibility is established, applicable development software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility is established when we have completed all necessary planning and designing and after we have resolved all high-risk development issues through coding and testing. Moreover, these activities are necessary to establish that the product can meet its design specifications including functions, features, and technical performance requirements. We discontinue capitalization when the product is available for general release to customers.

SaaS software costs. We capitalize the direct costs associated with the software we develop for use in providing software-as-a-service to our customers during its application development stage. The types of activities performed during the application development stage create probable future economic benefits. Once the software is available for use in providing services to customers, we depreciate the capitalized amount over 3 years with the depreciation charged to cost of revenues. We expense activities performed during the preliminary project stage which are analogous to research and development activities. In addition, we expense the types of activities performed during the post-implementation / operation stage. These activities are likely to include release ready and release launch activities.

Total capitalized software costs, net of accumulated amortization, were approximately $193 thousand and $870 thousand during the three and six months ended December 31, 2009. These capitalized costs were primarily subcontractor and employee-related costs. We started amortizing in the second quarter ended December 31, 2009 and we recorded $12 thousand of amortization expense. During the same periods last year, we had no large development projects that qualified under this capitalization accounting treatment.

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

Our allowance for doubtful accounts increased approximately $147 thousand from $899 thousand at June 30, 2009 to $1,046 million at December 31, 2009. During the three months ended September 30, we incurred approximately $366 thousand in bad debts expense, which is mainly associated to the negative impact of the current economic downturn. Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Two of our entities, Hot Banana (Canada) and Lyris Limited (U.K.) are subject to market risks relating to foreign currency fluctuation. We will continue to manage foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. The fluctuation in the exchange rates that resulted in foreign currency translation adjustments is reflected as a component of other comprehensive income in stockholders’ equity. For the three and six months ended December 31, 2009, we incurred $35 thousand and $62 thousand foreign currency translation adjustments, respectively. Foreign currency transaction gains and losses are included in net income for the period in which they are incurred.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

As of December 31, 2009, there were no changes in internal control over financial reporting during the second quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal claims

There have been no material developments in our litigation matters since we filed our Annual Report on Form 10-K for fiscal year ended June 30, 2009.

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

Careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. This Quarterly Report on Form 10-Q is qualified in its entirety by these risks. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in the Form 10-K and elsewhere in this Form 10-Q. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and a stockholder may lose part or all of its investment.

There have been no material changes in our risk factors from those disclosed in the Form 10-K for fiscal year ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	OTHER INFORMATION

Our certificate of incorporation contains transfer restrictions that prohibit transfers of our capital stock that would result in a stockholder exceeding a five percent (5%) ownership threshold.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

ITEM 5.	EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.1(b)	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.1(c)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.2	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007).

31.1	Certification of Luis A. Rivera, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Heidi L. Mackintosh, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Furnished herewith

LYRIS INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2010

LYRIS, INC.

By:	/s/ Luis A. Rivera
Luis A. Rivera
Chief Executive Officer and President

By:	/s/ Heidi L. Mackintosh
Heidi L. Mackintosh
Chief Financial Officer