Form 10-Q
period 2010-03-31
LYRIS, INC.
filed 2010-05-12
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-10875

Lyris, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0579490
(State of incorporation)	(I.R.S. Employer Identification No.)

6401 Hollis Street,

Suite 125,

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

121,403,609 shares of $.01 Par Value Common Stock as of April 30, 2010

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except per share data)

	March 31, 2010	June 30, 2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$337	$619
Accounts receivable, less allowances of $835 and $899, respectively	6,924	6,458
Prepaid expenses and other current assets	987	1,122
Deferred income taxes	749	714
Deferred financing fees	40	130

Total current assets	9,037	9,043
Capitalized software, net	1,241	193
Property and equipment, net	2,371	2,331
Acquired intangible assets, net	8,477	11,252
Goodwill	18,707	18,707

TOTAL ASSETS	$39,833	$41,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,414	$2,987
Revolving line of credit - short-term	2,750	1,741
Income taxes payable	389	274
Deferred revenue	4,467	4,255

Total current liabilities	11,020	9,257
Revolving line of credit - long-term	2,306	4,917
Other long-term liabilities	748	338

TOTAL LIABILITIES	14,074	14,512
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 103,222 and 103,222 shares, respectively	1,032	1,032
Additional paid-in capital	258,502	257,959
Accumulated deficit	(233,914)	(232,100)
Cumulative foreign currency translation adjustment	139	123

Total stockholders’ equity	25,759	27,014

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,833	$41,526

(1)	Derived from the audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Subscription revenue	$8,458	$7,904	$25,388	$24,455
Professional services revenue	897	475	2,493	1,207
Software revenue	580	981	1,975	2,952
Support and maintenance revenue	997	1,221	3,218	3,934

Total revenues	10,932	10,581	33,074	32,548
Cost of revenues:
Subscription, software and other services	4,669	4,113	13,796	12,143
Amortization of developed technology	446	476	1,312	1,432

Total cost of revenues	5,115	4,589	15,108	13,575

Gross profit	5,817	5,992	17,966	18,973
Operating expenses:
General and administrative	1,658	1,741	5,431	5,540
Research and development	881	1,097	2,341	2,865
Sales and marketing	3,368	3,193	9,963	10,728
Amortization of customer relationship and trade names	500	387	1,499	1,163

Total operating expenses	6,407	6,418	19,234	20,296

Loss from operations	(590)	(426)	(1,268)	(1,323)
Interest expense	(65)	(115)	(236)	(358)
Other income	41	—	42	—

Loss from operations before provision for income taxes	(614)	(541)	(1,462)	(1,681)
Provision for income taxes	77	32	352	123

Net loss	$(691)	$(573)	$(1,814)	$(1,804)

Basic and Diluted:
Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares used in calculating net loss per common share:
Basic and Diluted	103,222	103,222	103,222	103,222

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,814)	$(1,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	543	445
Depreciation and amortization	3,632	3,509
Provision for bad debt	990	856
Deferred income tax benefit	(35)	13
Changes in assets and liabilities:
Accounts receivable	(1,456)	(413)
Prepaid expenses and other current assets	225	204
Accounts payable and accrued expenses	424	97
Deferred revenue	212	(808)
Income taxes payable	252	133

Net cash provided by operating activities	2,973	2,232

Cash Flows from Investing Activities:
Purchases of property and equipment	(509)	(232)
Capitalized software expenditures	(1,072)	—

Net cash used in investing activities	(1,581)	(232)

Cash Flows from Financing Activities:
Proceeds from debt and credit arrangements	10,170	14,818
Payments of debt and credit arrangements	(11,772)	(16,412)
Payments under capital lease obligations	(53)	—

Net cash used in financing activities	(1,655)	(1,594)

Net effect of exchange rate changes on cash and cash equivalents	(19)	(74)

Net change in cash and cash equivalents	(282)	332

Cash and cash equivalents, beginning of period	619	151

Cash and cash equivalents, end of period	$337	$483

Supplemental cash flow information:
Cash paid for interest	$50	$289
Cash paid for taxes	$254	$120

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Note 1 - Description of Business

Lyris, Inc. and its wholly-owned subsidiaries (collectively “Lyris” or the “Company”) is a leading Internet marketing technology company. Our software-as-a-service, or SaaS-based online marketing solutions and services provide customers the ability to build, deliver and manage online, permission-based direct marketing programs and other communications to customers that use online and mobile channels to communicate to their respective customers and members. We offer the industry’s first on-demand integrated marketing suite, Lyris HQ.

Lyris HQ provides customers an all-in-one online suite of marketing solutions that enables a 360-degree view of campaigns, from email to search-engine keyword management, to web content management and analytics. Its affordable price allows marketing departments to simplify their processes, unify their marketing efforts and improve return on investment. For the quarter ended March 31, 2010, we have approximately 887 Lyris HQ subscription customers, a 75% increase from the quarter that ended March 31, 2009.

We also offer the following separate individual online marketing solutions: Lyris List Manager, our licensed software product for email marketing; EmailLabs, our hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool. In addition, we continue to offer our Web Analytics Software, ClickTracks, and Lyris Hot Banana which enables customers to manage content across their different Web properties.

We sell to a wide range of customers from the Fortune 500 to small and medium-sized businesses, including education and government organizations. Our vision is to become the world’s leading provider of online marketing solutions. Our mission is to help online marketers succeed by meeting their unique marketing business needs.

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

Seasonality

Historically, we have experienced our highest revenue in the second quarter of our fiscal year due to seasonal demand and calendar year-end spending trends. Accordingly, quarterly results are not necessarily indicative of those for an entire fiscal year, and our prior results are not necessarily indicative of our future results.

Subsequent Events

We evaluated events and transactions occurring after our quarter ended March 31, 2010 through the date we filed this Form 10-Q and issued our financial statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Segment Reporting

Our chief financial officer (“CFO”) is considered to be our chief operating decision-maker. The CFO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. We have determined that we operate in a single operating segment, as an e-marketing technology and services company.

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

During the second quarter of fiscal year 2010, we changed our operating expense allocation methodology and retroactively reclassified previous year amounts for comparability purposes. This operating expense allocation methodology change was based on business judgment and planning needs to improve financial reporting. We allocate overhead such as rent, insurance costs, utilities and property taxes based on headcount. We allocate employee benefit costs and taxes based upon a percentage of total compensation expense. Accordingly, general overhead expenses are reflected in cost of revenues and operating expenses. This change had no impact on our consolidated net income.

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

We will continue to manage foreign currency exposure of our assets and liabilities to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. The fluctuation in the exchange rates that resulted in foreign currency translation adjustments is reflected as a component of other comprehensive income in stockholders’ equity. For the three and nine months ended March 31, 2010, we incurred a loss of $46 and a gain of $16 foreign currency translation adjustments, respectively. Foreign currency transaction gains and losses are included in net income for the period in which they are incurred.

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables. We sell our products primarily to customers in the United States. We monitor the credit status of our customers on an ongoing basis and we do not require our customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for the quarter ended March 31, 2010. Moreover, there was no single customer or supplier that accounted for more than 10% of our trade receivables for the same period.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, and certain other accrued liabilities approximate their fair values, due to their short maturities.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily consist of cash on deposit with banks and money market funds stated at cost, which approximates fair value. We maintain cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. We limit credit risk by maintaining accounts with financial institutions of high credit standing.

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

Subscription and Other Revenues

Services revenue is derived from several sources, including hosted software for use by customers (subscription revenue), providing professional consulting services and technical support (maintenance) services. Subscription revenue is recognized monthly based on the usage defined in the agreement. Amounts that have been invoiced are recorded in accounts receivable and recognized in revenue or deferred revenue depending on whether the revenue recognition criteria have been met. Thus, excess usage is billed and recognized as revenue when incurred.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience, changes in our customer payment history and a review of the current status of trade accounts receivable. If any of these factors change, it is reasonably possible that our estimate of the allowance for doubtful accounts will change. Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $835 and $899 at March 31, 2010 and June 30, 2009, respectively.

Loss Contingencies and Commitments

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of March 31, 2010, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

For the periods ended March 31, 2010 and June 30, 2009, total capitalized hosting software costs, net of accumulated amortization, were approximately $1,241 and $193. These capitalized costs were primarily subcontractor- and employee-related costs. Capitalized software costs amortization expense totaled $12 and $24 for the three and nine months ended March 31, 2010, respectively. During the same periods last year, we had no large development projects that qualified under this capitalization accounting treatment.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions to estimate the probability that market conditions will be achieved. We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 3.9 years. Refer to Note 10 of the Notes to Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

On March 23, 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (H.R. 3590) and the Reconciliation Act which includes a provision eliminating the tax deductibility of retiree health care costs, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. Although the provisions of this Act do not take effect immediately, under GAAP, the Company is required to recognize the full accounting impact in its financial statements in the period in which the Act is signed. As of March 31, 2010, this new law did not have a material impact on our accounting for tax deductibility of retiree health care costs.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share except that it includes the potential dilution that could occur if dilutive securities were exercised.

Recently Adopted Accounting Guidance

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

On February 24, 2010, the FASB amended its guidance on subsequent events (ASC Topic 855) to remove the requirements to disclose the date through which an entity has evaluated subsequent events. This guidance did not have any impact on our Consolidated Financial Statements.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Recently Issued Accounting Guidance

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

Note 3 - Intangible Assets

The components of intangible assets consist of the following:

(In thousands)	March 31, 2010	June 30, 2009
Amortizable intangibles:
Customer relationships	$9,619	$9,771
Developed technology	11,763	11,950
Trade names	2,186	3,352
Non-amortizable intangibles: Trade names	4,400	4,400

Gross intangibles	$27,968	$29,473
Accumulated amortization	($19,491)	(18,221)

Total intangible assets, net	$8,477	$11,252

During the three and nine months ended March 31, 2010, we recorded amortization expenses totaling $934 and $2,799, respectively. Amortization of developed technology during the same periods, classified as cost of revenue was $433 and $1,300, respectively.

During the three and nine months ended March 31, 2009, we recorded amortization expenses totaling $862 and $2,595, respectively. Amortization of developed technology during the same periods, classified as cost of revenue was $476 and $1,432, respectively.

Note 4 - Property and Equipment

Property and equipment consists of the following:

(In thousands)	March 31, 2010	June 30, 2009
Computers	$3,869	$3,280
Furniture and fixtures	586	597
Leasehold improvements	255	107
Software	785	758
Other equipment	471	360

Gross property, plant and equipment	5,966	5,102
Accumulated depreciation and amortization	(3,595)	(2,771)

Total property, plant and equipment, net	$2,371	$2,331

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Depreciation expense for the three and nine months ended March 31, 2010 were approximately $267 and $809, respectively, and during the same periods last year, we recorded depreciation expenses totaling $299 and $914, respectively.

Note 5 - Credit Facility

On May 6, 2010, Lyris, Inc. (the “Company”) and its wholly owned subsidiaries, Lyris Technologies, Inc and Commodore Resources (Nevada), Inc. (each a “Borrower” and collectively, the “Borrowers”) entered into a Fifth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (the “Bank”). The Amendment revises the terms of the Amended and Restated Loan and Security Agreement entered into on March 6, 2008, by and among the Bank and the Borrowers (the “Agreement”), as amended by (1) the First Amendment to the Agreement, dated July 30, 2008, (2) the Waiver Letter, dated September 12, 2008, (3) the Second Amendment to the Agreement, dated December 31, 2008, (4) the Third Amendment to the Agreement, dated June 19, 2009 and (5) the Fourth Amendment to the Agreement, dated October 23, 2009, each by and among the Bank and the Borrowers.

The Amendment extends credit in the form of a revolving line of credit of five million dollars ($5,000) with a maturity date of April 30, 2012. In connection with the Amendment the Company is repaying in full the three million three hundred fifty thousand dollar ($3,350) term loan that had previously been outstanding under the Agreement. Borrowings under the line of credit are limited to 80% of the Company’s eligible accounts receivable. Without prior bank approval, the Company’s line of credit under the Amendment is limited to one million five hundred thousand dollars ($1,500) to be used for joint ventures or acquisitions and the Company cannot become subject to more than one million dollars ($1,000) of permitted liens in connection with equipment purchases.

The Amendment amends and restates the financial covenants to include (a) a liquidity requirement, defined as unrestricted cash plus unused availability under the revolving line, of one million dollars ($1,000) and (b) certain EBITDA, which is Borrowers’ earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expenses, thresholds (measured on a trailing six (6) month basis), as follows:

Measuring Period Ending	Minimum Trailing Six (6) month EBITDA
4/30/10	$1,000,000
5/31/10	$1,000,000
6/30/10	$750,000
7/31/10	$500,000
8/31/10	$1.00
9/30/10	($500,000)
10/31/10	($750,000)
11/30/10	($1,000,000)
12/31/10	($1,000,000)
1/31/11	($750,000)
2/28/11	($500,000)
3/31/11	$1.00

This description is a summary of the Amendment; we filed the full text of the amendment as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 7, 2010.

As of March 31, 2010, we were in compliance with the bank loan covenant as required by the Amendment. Our availability under this credit facility was approximately $3,375 at the end of March 31, 2010. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

(In thousands)	March 31, 2010	June 30, 2009
Accounts payable	$782	$535
Accrued compensation and benefits	1,302	1,242
Accrued other	1,330	1,210

Ending balance	$3,414	$2,987

Accounts payable and accrued expenses increased $427, or 14%, to $3,414 at March 31, 2010 from $2,987 at June 30, 2009. This increase was primarily driven by higher accruals related to our accounting and professional fees, in addition to value-added and local taxes.

Note 7 - Income Taxes

Our effective tax rates for the nine months ended March 31, 2010 and 2009 were 24.1% and 7.1%, respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to our actual income tax provisions for the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
(In thousands)	2010	%	2009	%
Income tax expense at the statutory rate	$(512)	(35.0%)	$(588)	(35.0%)
State income taxes, net of federal benefit	156	10.6%	41	2.4%
Utilization of NOL carryover	(1,010)	(69.1%)	(634)	(37.7%)
Amortization of intangible assets	980	67.0%	908	54.0%
Other, net	738	50.6%	396	23.4%

Income tax provision	$352	24.1%	$123	7.1%

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

On March 23, 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (H.R. 3590) and the Reconciliation Act which includes a provision eliminating the tax deductibility of retiree health care costs, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. Although the provisions of this Act do not take effect immediately, under GAAP, the Company is required to recognize the full accounting impact in its financial statements in the period in which the Act is signed. As of March 31, 2010, this new law did not have a material impact on our accounting for tax deductibility of retiree health care costs.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Note 8 - Comprehensive Loss

The following table shows the computation of total comprehensive loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2010	2009	2010	2009
Net loss	$(691)	$(573)	$(1,814)	$(1,804)
Other comprehensive income:
Foreign currency translation adjustments	(46)	40	16	(447)

Total comprehensive loss	$(737)	$(533)	$(1,798)	$(2,251)

Other comprehensive income is primarily related to gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

Note 9 - Net Loss per Share

We calculate our basic earnings (loss) per share by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Our diluted earnings (loss) per share are calculated in a similar manner, but include the effect of dilutive securities. In the period of loss, we exclude securities that are anti-dilutive from the calculation of diluted (loss) per share.

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2010	2009	2010	2009
Net loss	$(691)	$(573)	$(1,814)	$(1,804)
Weighted average shares outstanding:
Basic and diluted shares	103,222	103,222	103,222	103,222
Effect of dilutive securities:
Stock options	—	—	—	—

Basic and Diluted
Net loss per share	(0.01)	(0.01)	(0.02)	(0.02)

Potentially anti-dilutive stock options were excluded in the dilutive loss per common share calculation for the three and nine months ended March 31, 2010 and 2009.

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

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. We recognized stock-based compensation expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of 3.9 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Three Months Ended, March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Weighted average fair value of options at grant date	$0.50	$0.31	$0.50	$0.43
Expected dividends	—	—	—	—
Expected volatility	79%	71%	79%	71%
Expected term of the option	3.9 years	4.5 years	3.9 years	4.5 years
Risk-free interest rates	2.00-3.55%	1.72-3.22%	2.00-3.55%	1.72-3.22%

The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in our peer group and the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on our common stock, its historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the grant date. The dividend yield is zero based on the fact that we have no intention of paying dividends in the near term.

The following table summarizes the allocation of stock-based compensation expense included in the Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009.

	Three Months Ended, March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Cost of revenues	$67	$36	$161	$80
General and administration	62	120	138	189
Research and development	14	23	79	67
Sales and marketing	47	54	165	109

Total stock based compensation expense	$190	$233	$543	$445

Our total stock-based compensation expense was approximately $190 and $543 for the three and nine months ended March 31, 2010, respectively. During the same periods last year, we recorded stock-based compensation expense totaling $233 and $445, respectively.

Stock-based compensation expense as part of software development costs was not significant for the quarter ended March 31, 2010.

Note 11 - Commitments and Contingencies

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

As of March 31, 2010, there had been no material changes to our lease commitments and obligations since we filed our 2009 Annual Report on Form 10-K for fiscal year ended June 30, 2009 other than as set forth below:

Acquired leases. At March 31, 2010, obligations for minimum future payments under the capital leases acquired from Dell Financial Services, LLC. , are as follows:

(In thousands)
2011	$111
2012	$111
Thereafter	$75

Total future minimum lease payments	$297

Legal claims

As of March 31, 2010, there had been no material development in our litigation matters since we filed our 2009 Annual Report on Form 10-K for fiscal year ended June 30, 2009.

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

Note 12 - Subsequent Events

Equity Financing

On April 12, 2010, the Company entered into subscription agreements with each of (a) William T. Comfort, III, chairman of the Company’s board of directors, and (b) Meudon Investments, a New York limited partnership whose general partner, James A. Urry, is another of the Company’s directors. Pursuant to the subscription agreements, Mr. Comfort purchased 12,121,212 shares of the Company’s common stock at a purchase price of $0.33 per share or $4,000 in the aggregate and Meudon Investments purchased 6,060,606 shares of the Company’s common stock at a purchase price of $0.33 per share or $2,000 in the aggregate. The sale of the shares occurred on April 12, 2010. The shares of common stock were issued in a private placement in reliance on Rule 506 promulgated under the Securities Act of 1933.

The foregoing description of the subscription agreements is a summary. We filed the full text of the agreements as Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 13, 2010.

Amendment of Loan and Security Agreement with Comerica Bank

On May 6, 2010, the Company entered into a Fifth Amendment to Amended and Restated Loan and Security Agreement with Comerica Bank. Refer to Note 5 of the Notes to Consolidated Financial Statements for detail information.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to help the reader understand the results of operations and financial condition of our company. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying Notes in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and our Annual Report on Form 10-K (the “Form 10-K”) for fiscal year ended June 30, 2009, filed September 24, 2009 with Securities and Exchange Commission (the “SEC”).

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

Our Business

Lyris, Inc. and its wholly-owned subsidiaries (collectively “Lyris” or the “Company”) is a leading Internet marketing technology company. Our software-as-a-service, or SaaS-based online marketing solutions and services provide customers the ability to build, deliver and manage online, permission-based direct marketing programs and other communications to customers that use online and mobile channels to communicate to their respective customers and members. We offer the industry’s first on-demand integrated marketing suite, Lyris HQ.

Lyris HQ provides customers an all-in-one online suite of marketing solutions that enables a 360-degree view of campaigns, from email to search-engine keyword management, to web content management and analytics. Its affordable price allows marketing departments to simplify their processes, unify their marketing efforts and improve return on investment. For the quarter ended March 31, 2010, we have approximately 887Lyris HQ subscription customers, a 75% increase from the quarter that ended March 31, 2009.

We also offer the following separate individual online marketing solutions: Lyris List Manager, our licensed software product for email marketing; EmailLabs, our hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool. In addition, we continue to offer our Web Analytics Software, ClickTracks, and Lyris Hot Banana which enables customers to manage content across their different Web properties.

We sell to a wide range of customers from the Fortune 500 to the small and medium-sized business market, including education and government organizations. Our vision is to become the world’s leading provider of online marketing solutions. Our mission is to help online marketers succeed by meeting their unique marketing business needs.

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

Financial Results of Operations for the Three & Nine Months Ended March 31, 2010 and 2009

Overview

Our financial results for the three and nine months ended March 31, 2010 and 2009 reflect the current adverse economic conditions that continue in most markets around the world, and our investment in the expansion of our business.

Historically, we have experienced our highest revenue in the second quarter of our fiscal year due to seasonal demand and calendar year-end spending trends. Accordingly, quarterly results are not necessarily indicative of those for an entire fiscal year, and our prior results are not necessarily indicative of our future results.

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

The following table summarizes our Consolidated Statements of Operations data as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	46.8%	43.4%	45.7%	41.7%

Gross profit	53.2%	56.6%	54.3%	58.3%

Operating expenses	58.6%	60.7%	58.2%	62.4%

Loss from continuing operations	(5.4%)	(4.0%)	(3.8%)	(4.1%)

Interest expense	(0.6%)	(1.1%)	(0.7%)	(1.1%)

Loss from continuing operations before taxes	(5.6%)	(5.1%)	(4.4%)	(5.2%)

Income tax provision	0.7%	0.3%	1.1%	0.4%

Net Loss	(6.3%)	(5.4%)	(5.5%)	(5.5%)

Subscription and Other Revenues

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application, and from customers purchasing additional offerings that are not included in the standard hosting agreement. Subscription revenue accounts for 77% and 75% of our total revenue for the three and nine months ended March 31, 2010 and 2009, respectively. Other revenues are derived from related professional consulting services and technical support services, including training and implementation fees.

Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31, 2009
		% of Total Company Revenue		% of Total Company Revenue	Variance 2010 vs. 2009
(In thousands, except percentages)	2010	%	2009	%	Dollars	Percent
Subscription revenue	$8,458	77%	$7,904	75%	$554	7%
Professional services revenue	897	8%	475	4%	422	89%
Software revenue	580	6%	981	9%	(401)	(41%)
Support and maintenance revenue	997	9%	1,221	12%	(224)	(18%)

Total revenues	$10,932	100%	$10,581	100%	$351	3%

Subscription revenue increased by approximately $554 thousand, or 7%, in the three months ended March 31, 2010, compared with the same period during the previous fiscal year. The principal component of this increase is driven by the continued strong hosted revenue growth, mainly driven by our Lyris HQ offering. We achieved 78% Lyris HQ growth during the third quarter of fiscal year 2010 compared with the same period last year. This strong performance was attributable to a 75% increase of new subscription customer contracts in the third quarter ended March 31, 2010 to 887 from 508 in the third quarter ended March 31, 2009. This favorable result was offset by 41% and 18% declines in our software revenue and support and maintenance revenue, respectively. The decline was primarily due to lower sales volume and customers’ preference for a hosted services environment.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

For the three months ended March 31, 2010, our professional services revenue reflects a $422 thousand, or 89% increase compared with the three months ended March 31, 2009. The 89% increase was driven primarily by a significant increase of new customers associated with our full service support offering. We anticipate continued revenue growth in our full service offering.

Nine months Ended March 31, 2010 and 2009

	Nine Months Ended March 31, 2009
		% of Total Company Revenue		% of Total Company Revenue	Variance 2010 vs. 2009
(In thousands, except percentages)	2010	%	2009	%	Dollars	Percent
Subscription revenue	$25,388	77%	$24,455	75%	$933	4%
Professional services revenue	2,493	8%	1,207	4%	1,286	107%
Software revenue	1,975	6%	2,952	9%	(977)	(33%)
Support and maintenance revenue	3,218	9%	3,934	12%	(716)	(18%)

Total revenues	$33,074	100%	$32,548	100%	$526	2%

Subscription revenue increased by approximately $933 thousand, or 4%, during the nine months ended March 31, 2010, compared with the same period during the previous fiscal year. We experienced a substantial 106% Lyris HQ revenue growth during the nine months of fiscal year 2010 compared to the same period during the previous fiscal year. However, this positive result was partially offset by 33% and 18% declines in our software revenue and support and maintenance revenue, resulting from lower sales volume and customers’ preference for a hosted services environment. Despite our sustained Lyris HQ revenue growth, we also continued to experience lower maintenance renewal rates and customer cancellations due to the current challenging economic conditions.

For the nine months ended March 31, 2010, our professional services revenue shows a $1.3 million, or 107% increase compared to the same period during the previous fiscal year. The increase was primarily driven by the sustained growth of our full service support offering. Lyris Limited (acquired in May 2009), our international operation in the U.K., is growing and represents approximately 18% and 20% of our total service revenue for the three and nine months ended March 31, 2010.

We anticipate sustained revenue growth for fiscal year 2010 primarily due to our vision and determination to be the world’s leader in providing online marketing solutions. Accordingly, we intend to continue, as part of our business strategic plan, to focus on investing our resources in expanding and developing the first all-in-one online marketing solution in the industry, Lyris HQ. In response to the persistent difficult economic conditions, we remain focused on executing our key business initiatives, upgrading and providing quality products and offerings at the lowest possible costs of ownership while managing our operating expenses. Additionally to increase our sales, we are expanding the number of distribution channels particularly in the international markets.

While we expect revenue growth and customer growth in fiscal year 2010, we are unable to determine the negative impact that the weakened global economy may have on our overall business operations.

Cost of Revenue

Cost of revenue includes expenses primarily related to support and hosting our services, data center capacity costs, amortization of developed technology, depreciation of computer equipment, and website development costs. We allocate overhead costs such as rent and occupancy charges based on headcount. Costs of professional services and other revenues consist mainly of employee-related costs associated with these services, including stock-based expenses and subcontractors costs.

	For the Three Months Ended March 31,		Variance 2010 vs. 2009
(In thousands, except percentages)	2010	2009	$	%
Cost of revenue	$5,115	$4,589	$526	11%
As percent of revenue	47%	43%	4%

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

	For the Nine Months Ended March 31,		Variance 2010 vs. 2009
(In thousands, except percentages)	2010	2009	$	%
Cost of revenue	$15,108	$13,575	$1,533	11%
As percent of revenue	46%	42%	4%

Cost of revenue increased 11% for the three and nine month periods ended March 31, 2010. These increases were primarily driven by higher employee-related costs including stock-based compensation expenses, the cost of subcontractors and allocated overhead to support and maintain our Lyris HQ offering. In addition, we recognized increased data center costs primarily due to our efforts in increasing data center capacity.

Gross Profit

	For the Three Months Ended March 31,		Variance 2010 vs. 2009
(In thousands, except percentages)	2010	2009
Gross Profit	$5,817	$5,992	$(175)	(4%)
As percent of revenue	53%	57%	(4%)

	For the Nine Months Ended March 31,		Variance 2010 vs. 2009
(In thousands, except percentages)	2010	2009
Gross Profit	$17,966	$18,973	$(1,007)	(5%)
As percent of revenue	54%	58%	(4%)

Gross profit decreased 4% and 5% in the three and nine months ended March 31, 2010. We experienced higher costs of revenues in the current fiscal year 2010 compared with the previous fiscal year 2009, primarily associated with supporting and maintaining our flagship offering, Lyris HQ.

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

	For the Three Months Ended March 31,		Variance 2010 vs. 2009
(In thousands, except percentages)	2010	2009	$	%
Operating expenses:
General and administrative	$1,658	$1,741	$(83)	(5%)
Research and development	881	1,097	(216)	(20%)
Sales and marketing	3,368	3,193	175	5%
Amortization of customer relationship trade names	500	387	113	29%

Total operating expenses	$6,407	$6,418	$(11)	(0%)

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

	For the Nine Months Ended March 31,		Variance 2010 vs. 2009
(In thousands, except percentages)	2010	2009	$	%
Operating expenses:
General and administrative	$5,431	$5,540	$(109)	(2%)
Research and development	2,341	2,865	(524)	(18%)
Sales and marketing	9,963	10,728	(765)	(7%)
Amortization of customer relationship trade names	1,499	1,163	336	29%

Total operating expenses	$19,234	$20,296	$(1,062)	(5%)

General and administrative

General and administrative expenses consist primarily of compensation and benefits for administrative personnel, professional services (which include consultants, legal fees and accounting), audit and tax fees, and costs related to corporate operations (which include stock-based compensation and other corporate development costs).

General and administrative expenses decreased 5% and 2% in the three and nine months ended March 31, 2010, compared with the corresponding periods in the previous fiscal year. The decrease is driven primarily by our continued implementation of cost-benefit reduction initiatives to manage our operating expenses efficiently.

Research and development

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount related expenses associated with product developments.

Research and development expenses decreased 20% and 18% in the three and nine months ended March 31, 2010, compared with the same periods in the previous fiscal year. The decrease primarily reflects the capitalization of certain software development expenses in the three and nine months ended March 31, 2010 that were associated with major product upgrades and development of our Lyris HQ offering. For the periods ended March 31, 2010 and June 30, 2009, we capitalized software costs, net of accumulated amortization of approximately $1.2 million and $193 thousand, respectively. During the same periods in the previous fiscal year, we had no large development projects that qualify under the computer software cost capitalization FASB guidance.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising our services and software. Sales and marketing expenses also include promotions, trade shows, seminars and other programs.

Sales and marketing expenses increased 5% and decreased by 7% in the first three and nine months ended March 31, 2010, compared with the same periods in the prior fiscal year. The 5% increase during the third quarter is associated with higher commission costs compared with the same period last year. For the nine months ended March 31, 2010, we sponsored fewer marketing events and tradeshows and made personnel adjustments in our sales and marketing departments. However, we expect sales and marketing costs to continue to represent a significant portion of our operating expenses in the future as we continue to expand awareness of our products and services and increase our participation in a number of marketing industry events.

Amortization of customer relationships

Amortization of customer relationships increased 29% for both the three and nine month periods ended March 31, 2010, compared with the same periods in the prior fiscal year. The 29% increase represents higher amortization expense directly related to the change in the estimated useful lives from indefinite to definite lives of approximately three to five years. We made this change during the fourth quarter of fiscal year ended June 30, 2009.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Interest expense

Interest expense decreased 43% and 34% in the three and nine months ended March 31, 2010, compared to the same periods in the previous fiscal year. Lower interest expense was attributable to reduced average borrowings during the three and nine months ended March 31, 2010.

Provision for income taxes

Our effective tax rate was approximately 24.1% and 7.1% for the three and nine months ended March 31, 2010 and 2009, respectively. For additional information about income taxes, refer to Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Liquidity, Capital Resources and Financial Condition

Cash and Cash equivalents

Our primary source of cash, during the first three and nine months of fiscal year 2010 was from the collection of accounts receivable balances generated from net sales. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank, which was amended on May 6, 2010 (refer to Note 5 of the Notes to Consolidated Financial Statements for detail information). As of March 31, 2010, our availability under this credit facility was approximately $3.4 million. As of March 31, 2010, our cash and cash equivalents totaled $337 thousand compared to $619 thousand at the fiscal year ended June 30, 2009.

We also raised $6.0 million of cash through the sale of 18,181,818 shares of our common stock in a private placement that closed on April 12, 2010.

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

Summary of Cash Activities

	For the Nine Months Ended March 31,		Variance 2010 vs. 2009
(In thousands, except percentages)	2010	2009	$	%
Net cash provided by operating activities	$2,973	$2,232	$741	33%
Net cash used in investing activities	(1,581)	(232)	(1,349)	581%
Net cash used in financing activities	(1,655)	(1,594)	(61)	4%
Effect of exchange rate changes on cash	(19)	(74)	55	(74%)

Net change in cash and cash equivalents	$(282)	$332	$(614)	(185%)

Operating Activities

Net cash derived from operations was $3.0 million during the nine months ended March 31, 2010 versus $2.2 million in the nine months ended March 31, 2009. The $741 thousand improvement of net cash flow provided by operating activities was due primarily to the growth in our Lyris HQ customer base and the associated increase in billings and collections. Historically, net cash provided by operating activities has been affected by net income and non-cash adjustments such as depreciation and amortization and stock-based compensation expense.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Investing Activities

Our net cash used in investing activities was $1.6 million during the nine months ended March 31, 2010 versus $232 thousand in the nine months ended March 31, 2009. We experienced higher infrastructure costs driven by our corporate office and data centers relocations in November 2009. In addition, we incurred higher expenditures associated with major upgrading and developments of Lyris HQ and new products.

We expect that future capital expenditures will be primarily for developing new products and purchases to upgrade our information technology capabilities.

Financing Activities

Our net cash used in financing activities was $1.6 million in the nine months ended March 31, 2010 versus $1.6 million in the nine months ended March 31, 2009. Net cash used for financing activities primarily represents revolving line of credit payments with Comerica Bank. We anticipate to continue paying down our term loan and revolving line of credit with Comerica Bank.

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

Revolving Line of Credit

For summary description of our Comerica Bank Credit Facility, please refer to Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

For the periods ended March 31, 2010 and June 30, 2009, total capitalized hosting software costs, net of accumulated amortization, were approximately $1.2 million and $193 thousand. These capitalized costs were primarily subcontractor and employee-related costs. Capitalized software costs amortization expense totaled $12 thousand and $24 thousand for the three and nine months ended March 31, 2010, respectively. During the same periods last year, we had no large development projects that qualified under this capitalization accounting treatment.

Valuation Allowances and Reserves

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.

In estimating our allowance for doubtful accounts, we use the percentage of sales application and specific-identification reserve methodology. We establish the general reserve rate based on the percentage of sales for four quarters of previous fiscal year 2009, deriving the average quarterly rate. Because write-offs are booked when deemed uncollectible and delinquent accounts are analyzed for potential additional write-offs as of the balance sheet date for a given reporting period, we believe that using the average quarterly rate is consistent with our review of allowance for doubtful account. Then, the determined factor is applied to revenue in the current quarter, net of cash and credit sales to establish the general reserve portion of the total accounts receivable reserve. To determine the specific reserve, we established the criteria to use in assessing the collectability of the past due balance over 90 days. To establish the criteria, we reviewed each questionable account. Our criteria are based on all outstanding receivables greater than 90 days in the following uncollectible categories: (1) receivables sent to collection agency; (2) receivables under legal determination; and (3) receivables in higher collection risk. For each established criteria, we determine the percentage of the required reserve. Accounts receivable are presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $835 thousand and $899 thousand at March 31, 2010 and June 30, 2009, respectively.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We record assets, liabilities and results of our operations outside of the United States, which includes the operations of Hot Banana (Canada) and Lyris Limited (U.K.) based on their functional currency. Our results of operations and cash flows are, therefore, subject to market risks relating to foreign currency fluctuation. Fluctuations in currency exchange rates could harm our business in the future. Accordingly, we will continue to manage foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

At the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

As of March 31, 2010, there were no changes in internal control over financial reporting during the third quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

There have been no material changes in our risk factors from those disclosed in our Form 10-K for fiscal year ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2010, we sold 18,181,818 shares of our common stock in private placement for $6.0 million in cash. These securities were issued in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Our certificate of incorporation contains transfer restrictions that prohibit transfers of our capital stock that would result in a stockholder exceeding a five percent (5%) ownership threshold.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.1(b)	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a)(ii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.1(c)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation (incorporated by reference to Exhibit 3(a)(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

3.2	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Furnished herewith

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2010

LYRIS, INC.

By:	/s/ Luis A. Rivera
Luis A. Rivera
Chief Executive Officer and President

By:	/s/ Heidi L. Mackintosh
Heidi L. Mackintosh
Chief Financial Officer