Form 10-K
period 2010-06-30
LYRIS, INC.
filed 2010-09-22
CIK 1166220

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

(800) 768-2929

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,063,708 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination of any other purpose) based on the closing sale price as reported on the OTCBB National Market System. As of September 8, 2010, there were 121,233,700 shares of common stock outstanding.

LYRIS, INC. AND SUBSIDIARIES

FORM 10-K – FISCAL YEAR ENDED JUNE 30, 2010

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

Overview

Lyris, Inc., ( the “Company” or “Lyris”), formerly J.L. Halsey Corporation, is a leading online marketing technology company serving a wide range of customers from the Fortune 500 to the small and medium-sized business market. We offer the industry’s first on-demand, integrated marketing solution, Lyris HQ. As of June 30, 2010, approximately 4,500 customers worldwide use our online marketing technology to manage their marketing programs.

Our SaaS-based (“software-as-a-service”) online marketing solutions and services provide customers with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to customers who use online and mobile channels to communicate with their customers and members. Our solutions include:

•	Email marketing software that enables customers to create, deliver and manage email marketing programs, newsletters, discussion groups and other digital communications;

•	Web analytics software that enables customers to analyze and manage the behavior of visitors to their websites;

•

Email delivery tools that build email deliverability features right into the message-creation process, so that marketers can automatically find and fix deliverability issues before they release their email marketing campaigns;

•	Search marketing software that enables companies to better manage and optimize pay-per-click (“PPC”) campaigns;

•	Web content management software that enables customers to manage a website, landing page or email content creation;

•	Social media marketing software that enables marketers to extend their email marketing initiatives to reach customers via social networking sites, such as Twitter or Facebook;

•	Mobile marketing software that allows marketers to send targeted, opt-in text messages.

We offer our marketing software solutions as licensed software that customers purchase and download on their computers, and a hosted service that customers use on a subscription basis through an Internet connection.

Prior to August 2006, Lyris was a provider of hosted and licensed email marketing software through its wholly owned subsidiaries, Lyris Technologies, Inc. and Uptilt, Inc. (d/b/a “EmailLabs”). On August 18, 2006, the Company acquired ClickTracks Analytics, Inc. (“ClickTracks”), a Web analytics provider, and Hot Banana Software, Inc. (“Hot Banana”), an e-marketing Web content management company. Both EmailLabs and ClickTracks were merged into Lyris Technologies, Inc. in late 2007. In connection with this merger, we integrated our software offerings, those companies’ software offerings and our hosted EmailLabs email marketing offering into our on-demand, integrated marketing solution, Lyris HQ.

In addition to Lyris HQ, we continue to offer the following separate individual online marketing solutions: Lyris ListManager, our licensed software product for email marketing; EmailLabs, our hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool. We also offer as separate products ClickTracks, our Web analytics product and Lyris Hot Banana, our Web content management software.

Business Strategy

Our primary goal is to achieve long-term sustainable growth, create value for our stockholders and improve customer satisfaction. Our business strategy is based on our commitment to providing the best on-demand Web-based marketing platform and services. Our platform is a full-suite of integrated online marketing solutions with superior ease of use and convenience. Our objective is to expand our offerings globally to effectively reach more of our targeted customers and provide them with high quality online marketing solutions and online marketing professional services and support. We believe that continued investment in research and development is critical to our ability to develop and enhance our products and technologies.

To achieve our vision, we are focused on the following key initiatives that will drive our future performance:

•

Developing and strengthening our products and services: We will continue to develop innovative software applications and marketing solutions that deliver value for our customers. In November 2007, we began to offer Lyris HQ, an integrated on-demand marketing suite that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface, as our premier core product. We will continue to invest in Lyris HQ with the goal of making it the best on-demand integrated marketing solution in the market.

•

Being a leader in digital marketing technology and related services: We will strengthen our position in the digital marketing space. Becoming a leader involves product awareness and creation of key offerings. We will continue to extend our marketing knowledge to new and existing Lyris customers worldwide.

•

People: We will continue to create a great place to work where people are inspired to give their best efforts towards Lyris’ success. We hire and retain a highly talented and diverse workforce to establish a productive working environment. In addition, we will improve training opportunities and identify visible career paths for our employees.

•	Business Partners: We will continue to nurture a winning network of business partners and build mutual trust and loyalty.

•	Profitability: We will strive to maximize returns to shareholders, while being mindful of our overall financial responsibilities.

We operate in the highly competitive online and email marketing industry and meet strong competition from other email marketing companies. Our financial results, like those of other companies, are being impacted by the current economic pressures as businesses cut back on spending. Because we offer a leading on-demand marketing platform solution in the market, Lyris HQ sales continue to increase. We believe that Lyris is well-positioned to weather the current economic pressures based on our ongoing technological innovations and implementation of an across-the-board cost reduction initiative.

During fiscal year 2010, we continued to expand our offerings, specifically Lyris HQ, in Europe and other international markets. We believe there is a significant market opportunity in Europe and Latin America, and we expect to aggressively market to these customers. We will continue to extend our marketing knowledge resources to new and existing Lyris customers worldwide.

Our Products and Services

Lyris HQ

In November 2007, we introduced Lyris HQ, our premier offering which provides customers an integrated online suite of marketing solutions that enables a 360-degree view of campaigns, from email, to search-engine keyword management, to web content management and analytics. Its competitive price allows the marketing department to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment (“ROI”). For the year ended June 30, 2010, we have approximately 964 Lyris HQ subscription customers, up from 671 in the prior fiscal year.

Lyris HQ is an on demand Web-based marketing platform that brings together a suite of marketing technologies into one single, integrated user experience. Lyris HQ gives customers a full suite of online-marketing solutions, including email marketing, deliverability tools, Web analytics, Web content management, PPC keyword bidding, search marketing and mobile marketing. This integrated online offering allows users to develop and manage email campaigns, coordinate the supporting Web content, oversee and update PPC keyword bidding, access reports analyzing various key performance indicators and make adjustments to their campaigns all in real time. Other features include a calendar to track schedules across applications and marketing team members, a message board for communicating with team members and a resource center (available at LyrisHQ.com), where customers can access blogs and whitepapers that share best practices and tips on how to improve the performance of their campaigns. Lyris HQ is primarily targets small and mid-sized businesses (“SMB”) and mid-market companies that use the Internet to market and sell their goods and services. The affordable price of Lyris HQ, starting at $299/month (as of the filing date of this Annual Report), allows everyday marketers to simplify their processes, unify their marketing efforts and improve a campaign’s return on investment.

In October, 2009, we released Lyris HQ for Salesforce.com (“LHQS”) connecting our customers with one of the world’s leading CRM solutions. LHQS enables marketers to identify qualified leads and route them to the appropriate sales representatives for immediate follow up – all automatically. As a result, Lyris HQ is now listed on the Salesforce.com AppExchange, the online store through which Salesforce.com promotes and resells partner solutions.

Email Marketing Software

Lyris ListManager is our email marketing licensed software product. Lyris ListManager provides IT and marketing departments with a time-tested, powerful email marketing engine to manage and execute campaigns. Lyris ListManager gives IT managers a secure, trustworthy, on-premise platform to deliver a reliable, cost-effective solution for marketing teams. And for marketers, Lyris ListManager delivers a platform to create high-volume, customized email campaigns that ensure the timely delivery of messages to the appropriate email recipients. For IT managers, Lyris ListManager delivers software that can be integrated into other enterprise software solutions. Lyris ListManager’s open architecture enables IT managers to modify, configure and integrate the application quickly and easily. It cost-effectively helps marketers nurture their customer base and convert prospects into customers, while smoothly integrating with other applications and solutions. Lyris ListManager’s powerful delivery engine, which has proven to be effective in diverse industries, allows users to conduct both small and large-scale email campaigns.

EmailLabs is our brand of hosted email marketing software, which also manages email campaigns and communications. EmailLabs is integrated into the Lyris HQ platform and provides the email campaign capabilities within this software suite.

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

Online Marketing Professional Services and Support

We offer full-service online marketing services and support to assist our customers in developing the best email marketing strategy to meet their goals and objectives. Our full service commitment is to deliver a higher return on investment and success for our customers using best practice strategies and the Lyris HQ platform to execute their digital marketing.

Professional services. Our professional services provide assistance in custom product implementation and integration which includes Web analytics and reporting, Web design, email deliverability and search engine marketing. Our services team helps our customers launch new email marketing campaigns, analyze their messaging and design, measure Marketing ROI and advise on ways to optimize deliverability.

Training and Implementation. We offer a number of product training courses to meet our customers’ needs, from convenient online training to instructor-led courses on site or at one of our offices.

Customers may purchase our Professional and Consulting Services a-la carte, or take advantage of comprehensive service offerings which bundle these services into packages.

Customers

We serve a wide range of customers from Fortune 500 companies to small and medium-sized businesses. We also serve several departments of the U.S. government, national and local political campaigns, academic institutions, charitable organizations, major retail stores and athletic teams.

Sales and Marketing

Our sales and marketing activities are based in our Emeryville, California operating headquarters with additional personnel in San Jose, California; Barrie, Ontario, Canada and London, England. The sales team is divided into two main groups, dedicated to (1) selling licensed software, primarily Lyris ListManager, and (2) selling Lyris HQ. Our main sales channels are direct and indirect sales. Direct sales are primarily by phone and field sales personnel who are assigned to a region or country. Our inside sales team is principally responsible for generating and identifying qualified leads. Indirect sales are referrals from existing business partners who introduce us to potential customers. Our sales teams incorporate account managers who focus on retention of existing customers and engagement managers that develop additional business from our largest customers.

We employ integrated marketing campaigns that combine the Internet and offline media. Our marketing strategy includes attending periodic trade shows and events and seeking promotional partners through business development activities, including technology, agency and referral partnerships. As part of our marketing strategy, we use cross-media advertising methodology, which includes limited print advertising, with significant Internet advertising including “pay-per-click” marketing on major search engines such as Google and Yahoo.

Customer Service and Support

Our hosted service offerings include free access to our online support databases and Web seminars on the fundamentals of our hosted products and the basics of online marketing and communication. Customers receive automatic upgrades since the service is hosted on our servers. Lyris’ standard contract allows for telephone support (6 a.m.- 6 p.m. Pacific time) and 24/7 telephone support for system emergencies. In addition, each customer is given a standard one to two-hour training session. Lyris provides additional fee-based customized training sessions for a charge.

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

For our licensed software customers, we provide customer service and support in differing levels depending on the product purchased. Software customers receive “included support,” which provides free Web access to our online support databases and thirty days of online and telephone support. Customers may also purchase two levels of paid support. The first level, referred to as “Essential Support,” provides online assistance, telephone support (6 a.m.- 6 p.m. Pacific time) and access to minor upgrades during the term of the support contract. The second level, referred to as “Comprehensive Support,” includes online assistance and telephone support (6 a.m.- 6 p.m. Pacific time) and access to minor and major upgrades for one year.

Operations

We believe that continuous data center operations are crucial to our success in selling hosted services. We currently lease space and services in secure co-location data facilities in Milpitas, Fremont, Sunnyvale and Emeryville, California. These facilities house the servers that our hosted customers use to access our services. In addition, these facilities have redundant electrical generators and UPS power supplies, fire suppression systems, and 24/7 physical securities that protect the facilities.

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

Technology

Lyris HQ, our premier product, is written in Adobe Flex and delivered as a Web-based Flash application. This allows us to provide a Rich Internet Application to our customers. Lyris HQ is the integrated user front-end for our individual point applications backends. Lyris HQ communicates and integrates with the individual point applications using a RESTful XML API library.

Our independent point applications are written in several computing languages, including Flex, Cold Fusion, C, C++, C#, and TCL, among others. We design these applications to run in conjunction with a number of different commercial database servers, including mySQL, Microsoft SQL Server and Oracle. Lyris’ and EmailLabs’ platforms are designed to handle hundreds of thousands of emails per hour, while emphasizing reliability, availability and security. These platforms automatically handle bounces due to invalid email addresses and track user activity after receipt of the emails, such as open detection, clickthrough tracking and purchase tracking. The information gathered from user activities is digested into reports and can be used for initiating further email campaigns.

Our security systems control access to internal systems and data via the Internet. Internally, we maintain log-ins and passwords for all systems, which grant access control on an individual basis to only the areas each individual is required to access. Firewalls prevent unauthorized access externally, as well as unauthorized access to confidential data internally. We combine certain encryption and authentication technologies licensed from third parties with our own technologies to provide secure transmission of confidential information.

Research and Development

We believe that investment in research and development is a critical factor in strengthening our product offerings. Accordingly, we are continually reinvesting resources in product development. We believe that to succeed in technology markets, we must have a broad focus on innovation with a long-term approach to new markets. Additionally, we are committed to supporting and updating our core technology and to expanding our product offerings to provide a leading set of products that meet customer needs. As we continue to build out our services platform, we will bring a broad range of new products and service offerings to market that target the needs of small and medium-sized businesses, as well as large enterprises.

Historically, we have released major upgrades to our software products every 12 to 16 months. With our premier product, Lyris HQ, we have been implementing an Agile/SCRUM methodology for our releases which allows for shorter development cycles and faster releases. As of June 30, 2010, we had approximately 71 engineers who are engaged in maintaining our current products and researching, developing, testing and deploying new versions of our software. We are investing resources for significant new research and development to build out the Lyris HQ RIA (“Rich Internet Application”) and integrate and extend out our individual point applications backends. In addition to this work, we are constantly adding or enhancing features within our existing applications. Our main research and development facilities are located in Emeryville and San Jose, California.

During fiscal years 2010 and 2009, research and development expenses were $3.2 million and $3.6 million, respectively. We plan to continue to make significant investments in a broad range of research and product development efforts to further our product and service offerings.

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

•	A competitor’s introduction of an integrated digital marketing software suite to compete directly with Lyris HQ in performance and scalability;

•	Price and total cost of ownership;

•	Stability and reliability;

•	Quality of customer service and support;

•	Brand name and reputation; and

•	Ability to provide services in a secure environment and maintain the confidentiality of customer data.

Integrated Software Suite. We are not currently aware of a competitor that is marketing an integrated suite of digital marketing tools that include email, Web analytics, Search (pay-per-click, or PPC) Marketing and Web content management suitable for mid-size or larger companies. While some integration of these services is occurring among our competitors, the integration of these services through custom software varies from application to application. However, we do believe that in the future other companies will develop and market integrated suites of digital marketing tools that could include the full suite of integrated marketing tools that we offer and possibly additional digital marketing tools.

Email Marketing Markets. The market for email marketing software and hosted email marketing services is fragmented and includes many participants. We have several types of competitors, some of whom offer an on-premise licensed software solution, while others offer a hosted service.

At the higher end of the email marketing market, generally referred to as enterprise, there are a number of large companies that compete by offering professional services with technology to help customize the applications for their customers’ needs, as well as digital marketing consulting services. Additionally, some larger competitors provide some integration of services as part of their email marketing solutions. There are companies that include email marketing in an integrated offering such as CRM software vendors, EMM software vendors and database marketers.

Our competitors also include many small, privately-held, companies that compete with us on the hosted side, as well as in the SMB marketplace. Our larger competitors in this marketplace include Silverpop, Responsys and Exact Target, who typically offer only an email solution and not an integrated suite.

Finally, several of our competitors focus on providing email services to very small users who do not require either the volume or functionality needed by larger or more sophisticated users. Although we do have many smaller customers, Constant Contact and Vertical Response are the larger providers to this market.

Web Analytics Market. In the Web analytics market, there are a number of large competitors and several well-funded start-ups. Large companies who operate in this market include WebTrends, Omniture (owned by Adobe), CoreMetrics (owned by IBM), IndexTools (owned by Yahoo), and Google Analytics (owned by Google). Additionally, many smaller, privately held companies compete in this space, including OneStat and Manticore Technology. The Web analytics market is among the most competitive of all technology markets.

Search (PPC) Marketing Market. In the Search Marketing market, often referred to as PPC marketing, there are a significant number of competitors, particularly startups or small private companies such as Clickable, Acquisio, and Marin Software. In addition, most Web Analytics firms offer some level of Search Marketing capabilities in their products.

Web Content Management Market. In the Web content management market, there are a number of very large competitors and several well-funded start-ups. Large companies who operate in this market include EMC (through its Documentum subsidiary), Interwoven, Silver Lake Software, Hummingbird, and Vignette Software. Additionally, many smaller privately-held companies compete in this space, including CrownPeak, Clickability, Ektron, PaperThin, and FatWire.

We believe our products compete effectively with these vendors based on our strategy and our comprehensive on-demand marketing platform that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface.

Intellectual Property

We have filed several patent applications. One application covers technology developed for EmailAdvisor, and four other applications relate to technology and processes developed for ClickTracks. We were awarded a patent on ClickTracks technology that covers the display of statistical data overlaid on the website as well as the automatic parameter masking used to define relevant page identifying URLs. This technology displays metrics about website visitors directly onto the site itself, allowing easy analysis and interpretation.

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

Employees

As of June 30, 2010, we had 272 employees. Our employees are not represented by any labor union and we are not aware of any current activity to organize any of our employees.

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

Under CAN-SPAM, if a recipient of permitted email marketing opts out, a sender has ten days to remove the address. The legislation also prohibits the sale or other transfer of an email address after an opt-out request. We believe strongly that emailers should send email only to those who have requested or given permission (twice) for email to be sent. We do not permit any of our hosted customers to send spam, and our customer contracts require that our software purchasers and hosted customers comply with CAN-SPAM. Additionally, Lyris sells an anti-spam solution, called MailShield.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, (“SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-772-9295. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

More than 90% of our revenue comes from email marketing: from the licensing of software, the sale of support and maintenance contracts related to our software, and from the sale of hosted services. The markets for digital marketing, including email marketing, Web analytics, marketing content management and related services are relatively new and still evolving. There can be no certainty regarding how or whether these markets will develop, or whether they will experience any contractions.

Seasonal trends may cause our quarterly operating results to fluctuate, which may adversely affect the market price of our common stock.

The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months. We believe our business is also affected by similar revenue fluctuations, but our limited operating history and the impact of our acquisitions and the integration of those acquisitions make it difficult to predict the magnitude of these effects. Because we may experience these effects, investors (and, possibly, securities analysts) may base their decisions using financial results affected by seasonal fluctuation, which may lead to inaccurate expectations. As a result, our stock price could decline.

Our results depend on consumer use of email and the Internet, and the acceptance of online direct marketing as a means to attract and retain new customers.

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

Moreover, our services are relatively new, rapidly evolving, and are very different from the traditional methods that many of our customers have historically used to attract new customers and maintain customer relationships. As a result, customers and potential customers may be reluctant to try new technologies and new solutions, and the demand for our services may not develop or may decline, which could cause our stock price to decline.

If we fail to market new features and migrate customers to new versions of our system, our products and services may become obsolete or less competitive.

The development of proprietary technology (e.g., Lyris HQ), service enhancements and the migration of customers to new technology entail significant technical and business risks and require substantial expenditures and lead-time. We might not be successful in marketing and supporting recently released versions of our technology and services on a timely or cost-effective basis. In addition, even if we develop and release new technology and services, they might not achieve market acceptance, and if we are unable to recover the costs associated with the research and development activities, our business, financial condition and results of operations may be adversely affected. Also, if we are not successful in a smooth migration of customers to new or enhanced technology and services, we could lose customers or fail to maximize profits resulting from customers who continue to use older products [or services] rather than our newest offerings.

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

The market for online direct marketing is highly competitive and is experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, reduced gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as Responsys, EmailVision, Experian, Silverpop, Bigfoot Interactive, Exact Target, Constant Contact and InfoUSA; Web analytics providers such as Omniture (owned by Adobe), Coremetrics (owned by IBM); and search engine marketing providers such as Acquisio, Clickable, and Marin Software. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively affect our ability to attract new customers.

Many of these potential competitors have broad distribution channels and may bundle complementary products or services. Such bundled products include, but are not limited to, Web analytics, data mining, customer relationship management (CRM) systems and professional services. If we are not able to bundle complementary services or continue to expand our distribution capabilities, current and potential customers may choose to work with our competitors and our results may suffer.

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

Barriers to entry in software markets generally, and the online direct marketing industry in particular, are low. Privately-backed and public companies could choose to enter our market and compete directly with us, or compete indirectly by offering substitute solutions. This could result in decreased demand or pricing for our services, longer sales cycles, or a requirement to make significant incremental investments in research and development to match these entrants’ new technologies, which could in turn cause us to suffer a decline in revenues and profitability.

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing. We have a current account deficit. There is no certainty that we will be able to raise additional equity or other capital, or that the terms on which such capital may be raised will be favorable to us. The terms of any new capital may be superior to, or dilutive to, the existing common shareholders. Our common stock is traded on the OTC Bulletin Board, and the trading volume is low. This may limit our ability to raise funds in the public markets.

We may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under our current credit facility because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs and may inhibit our ability to grow.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile, making it difficult for us to obtain funding on advantageous terms.

We borrowed money to purchase EmailLabs and Hot Banana. Our agreement with Comerica Bank, our senior lender, places certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA, certain minimum monthly thresholds our EBITDA must exceed, liquidity requirements that our cash balance must meet and our ability to buy additional businesses, among other restrictions. We cannot be certain that we will continue to be in compliance with these requirements. Our failure to meet the financial covenants under existing agreements, would constitute an event of default. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our business development plans, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on our revenues and results of operations.

We have acquired a number of our operating businesses since May 2005, and we may continue to expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

One of our business strategies is to acquire competing or complementary services, technologies or businesses. We also may enter into relationships with other businesses in order to introduce new, and/or expand our existing product and service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

Our completed acquisitions and any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, and such challenges may be compounded if the key personnel of the acquired company choose not to work for us and management and ownership changes negatively affect customer retention. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that we will recognize the anticipated benefits of, or that we would not be exposed to unknown liabilities as a result of, any acquisition, investment or business relationship. We cannot assure you that we will be able to complete any acquisitions on favorable terms or at all. In connection with one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders’ percentage of ownership;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	encounter undiscovered and unknown problems, defects or other issues related to any acquisition that become known to us only after the acquisition;

•	encounter potential conflicts in distribution, marketing or other important relationships, or poor acceptance by our customers;

•	face difficulties caused by entering geographic and business markets in which we have no or only limited prior experience;

•	face risks that the acquired products and services may not attract consumers;

•	encounter difficulties in implementation of uniform standards, controls, policies and procedures;

•	fail to achieve anticipated levels of revenue, profitability or productivity;

•	face poor acceptance of our business model and strategies; and/or

•	encounter unfavorable reactions from investment banking market analysts who disapprove of our completed acquisitions.

We have not realized expected benefits from our acquisitions and we may not realize expected benefits from future acquisitions.

While we expect our acquisitions to result in additional net revenues for us, we cannot guarantee that will be the case. With respect to the integration of personnel, despite our efforts to retain the key employees of acquired businesses, we may not be successful, as competition for qualified management and technical employees in our industry is intense. We may also be perceived to have a different corporate culture and, to the extent that our acquisition targets are small privately-held companies, the key employees of the acquired companies might not want to work for a larger, publicly-traded company such as Lyris. In addition, competitors may recruit these key employees. As a result, these key employees could leave with little or no prior notice, which could impede the integration process, limit or eliminate the anticipated benefits of an acquisition, and harm our business, financial condition and operating results. In connection with these acquisitions, certain key employees have entered into employment agreements or consulting and non-competition agreements that will restrict their ability to compete with us if they leave or at the conclusion of their consulting term. We cannot assure you of the enforceability of these non-competition agreements or that these employees or consultants will continue to work with us under their employment or consulting agreements. We have already seen significant decreases in revenue and profitability due to the fact that neither ClickTracks nor Hot Banana has generated the revenues anticipated at the time we acquired those companies.

If we fail to respond to rapidly changing technology or evolving industry standards, our products and services may become obsolete or less competitive.

Rapid technological advances, changes in client requirements, changes in protocols and evolving industry standards characterize the market for our products and services. If we are unable to develop enhancements to, and new features for, our existing products and services, or develop entirely new products and services, our products and services may become obsolete, less marketable or less competitive, and our business may be harmed. The ability to add new enhancements, new features and new services depends on several factors, including having sufficient financial, technical and human resources, management focus on these efforts and the ability to complete such work in a timely and cost-effective manner. Failure to produce timely new features in response to or anticipation of customer demands will significantly impair our ability to retain existing revenue and earn new revenue.

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

We devote time and resources to qualify and support our software products on specific computer platforms, such as Microsoft operating systems. The pace at which existing platforms are being modified and new platforms are being adopted has increased rapidly over time. To the extent that existing platforms are modified or upgraded, or customers adopt new platforms, we could be required to expend additional engineering time and resources to qualify and support our products on such modified or new platforms, or we could lose customers to competitors who respond more quickly to platform changes, which could add significantly to our development expenses, decrease our revenues and adversely affect our operating results.

The majority of our hosted services are sold pursuant to short-term subscription agreements, and if our customers elect not to renew these agreements, our revenues may decrease.

Typically, our hosted services are sold pursuant to short-term subscription agreements, which are generally one year in length, with no obligation to renew these agreements. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, new technologies offered by others, consolidation in our customer base or cessation of operations of some of our customers. If our renewal rates are low or decline for any reason, or if customers renew on less favorable terms, our revenues may decrease, which could adversely affect our stock price.

Defects in our products could diminish demand for our products and services and cause us to lose customers.

Because our products and services are complex, they may have errors or defects that users identify after they begin using them, which could harm our reputation and business. In particular, our anti-spam products may identify some legitimate emails as unwanted or unsolicited spam, or we may not be able to filter out a sufficiently high percentage of unsolicited or unwanted messages sent to the email accounts of customers, which could result in customers’ dissatisfaction. Complex software products like ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. Failure to achieve acceptance could results in a delay in, or inability to receive payment. In addition, we may be unable to respond in a prompt manner, or at all, to new methods of attacking a messaging system, such as new spamming techniques, which could result in increased service and warranty costs and related litigation expenses, and potential liability to third parties, any of which could harm our business. We have from time to time found defects in our products, and we may detect errors in existing products in the future. Any such errors, defects or other performance problems could affect the perceived reliability of our products and services and damage our reputation. If that occurs, customers could elect not to renew or terminate their subscriptions and we could lose potential future sales.

If the delivery of our email messages is limited or blocked, then the amount we may be able to charge customers for producing and sending their campaigns may be reduced and customers may discontinue their use of our services.

Internet service providers are able to block messages from reaching their users. Recent releases of Internet service provider software and the implementation of stringent new policies by Internet service providers make it more difficult to deliver emails on behalf of customers. We continually improve our own technology and work with Internet service providers to improve our ability to successfully deliver emails. However, if Internet service providers materially limit or halt the delivery of our emails, or if we fail to deliver emails in such a way as to be compatible with these companies’ email handling or authentication technologies, then the amount we may be able to charge customers for producing and sending their online direct marketing campaigns may be reduced and /or customers may discontinue their use of our services. In addition, the effectiveness of email marketing may decrease as a result of increased customer resistance to email marketing in general.

Our facilities and systems are vulnerable to natural disasters and other unexpected events and any of these events could result in an interruption of our ability to execute customers’ online direct marketing campaigns.

We depend on the efficient and uninterrupted operations of our data centers and hardware systems. Our data centers and hardware systems are located in California, an area susceptible to earthquakes. Our data centers and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to our data centers or systems, we may be unable to execute customers’ hosted online direct marketing campaigns until the damage is repaired, and may accordingly lose customers and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

A rapid expansion of our network and systems could cause our network or systems to fail or cause our network to lose data.

In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. We may suddenly require additional bandwidth for which we have not adequately planned. We may secure an extremely large customer or group of customers, or experience demands for growth by an existing customer or set of customers that would require significant system resources. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate such capacity constraints. In addition, we may lose valuable data or our network may temporarily shut down if we fail to expand our network to meet future requirements. Any disruption in our network processing or loss of data may damage our reputation and result in the loss of customers.

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

We may not be able to protect our intellectual property or gain access to third party intellectual property necessary to the operation of our business.

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

We are one of several companies rapidly building new technologies in this industry. Our competitors may develop similar technology independently and design products and services that address this market. It is possible that a third party could be awarded a patent that applies to some portion of our business. If this occurs, we may be required to incur substantial legal fees, cease using the technology or pay significant licensing fees for such use.

If a third party asserts that we are infringing our intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be adversely affected.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These events could be costly, could divert technical resources and management time, and could potentially result in the invalidation of our intellectual property. Unfavorable litigation outcomes may subject us to substantial damage claims, cause product enhancement delays, and/or require us to cease development of certain products, terminate the use of certain technology, develop alternative technology and/or enter into license agreements to continue using certain technology. Such licensing agreements might not be available on terms we find acceptable or at all and could harm our business. Existing lawsuits against others in this industry, as well as any future assertions or prosecutions of claims like these, could also result in an unfavorable outcome for us, potentially leading to proprietary rights infringements claims against us.

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

As technology evolves and the number of competitors in our industry increases, we may face an increasing number of third party claims related to potential patent infringement. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims. These indemnification requirements would increase our costs in the event of an adverse ruling in potential infringement claims. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could result in significant costs and diversion of company resources. As a result, any third-party intellectual property claims against us could adversely affect our results of operations, projected growth and revenues.

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

Our services involve the transmission of information through the Internet. These services could be used to transmit harmful applications, negative messages, and unauthorized reproduction of copyrighted material, inaccurate data or computer viruses to end-users in the course of delivery. Any transmission of this kind could damage our reputation or could give rise to legal claims against us. We could spend a significant amount of time and money defending against these types of potential legal claims.

U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails that could minimize the effectiveness of our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

In December 2003, Congress enacted the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing products and services. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or because we are deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which could adversely affect our financial performance and significantly harm our business. Moreover, a finding of such a violation may require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

Our executive officers and other key personnel are critical to our business, and because there is significant competition for personnel in our industry, it may not be able to attract and retain qualified personnel.

Our success depends on the continued contributions of our executive management team, our technical, marketing, sales, customer support and product development personnel. The loss of key individuals or significant numbers of such personnel, or our failure to continue to attract or retain such personnel in the future could significantly harm our business, financial condition and results of operations.

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

To continue to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services, and for direct sales personnel with the advanced sales skills and technical knowledge we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price and low trading volume of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require in order to join us. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Our technology currently uses cookies, which are small files of information placed on an Internet user’s computer, to collect information about the user’s visits to the websites of our customers. Third-party software and our own technology make it easy for users to block or delete our cookies. Several software programs, sometimes marketed as ad-ware or spyware detectors, block our cookies by default or prompt users to delete or block our cookies. If a large proportion of users delete or block our cookies, this could undermine the value of the data that we collect for our customers and could negatively impact our ability to deliver accurate reports to our customers, which would harm our business.

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

In addition, laws regulating the use of cookies by us and our customers could also prevent us from providing our services to our customers or require us to employ alternative technology. A European Union Directive-implemented by member countries requires us to tell users about cookies placed on their computers, describe how we and our customers will use the information collected and offer users the right to refuse a cookie. Although no European country currently requires consent prior to delivery of a cookie, one or more European countries may do so in the future. If we were required to obtain consent before delivering a cookie or if the use or effectiveness of cookies is limited, we would be required to switch to alternative technologies to collect user profile information, which may not be done on a timely basis, at a reasonable cost or at all. Moreover, laws in the areas of privacy and behavioral tracking are likely to be passed in the future, which could result in significant limitations on or changes to the way in which we can collect, use, store or transmit users’ personal information and deliver products and services.

Adverse global economic conditions may continue to decrease our customers’ activity levels and spending for our products and services.

Current adverse global economic conditions have had, and may continue to have, a negative impact on our customers. The tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility of in fixed income, credit and equity markets may have negatively affected our customers’ equity values, reduced their cash flow and/or limited their access to debt or equity financing, and therefore may result in a significant reduction in our customers’ spending for our products and services. To the extent our customers reduce their capital expenditure budgets for the remainder of 2010 or beyond, this reduction in spending and decrease in demand for our products and services could have a material adverse effect on our operations.

We were not profitable in fiscal year 2010 or 2009 and there can be no assurance that we will generate net income in subsequent periods.

We experienced net losses of $2.7 million and $19.0 million for fiscal years 2010 and 2009, respectively. There can be no assurance that we will be cash flow positive or generate net income in fiscal year 2011 or future years.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

•	fluctuations in demand for, and sales of, our products and services;

•	introduction of new products and services by us or our competitors;

•	competitive pressures that result in pricing fluctuations;

•	variations in the timing of orders for and delivery of our products and services;

•	changes in the mix of products and services that we sell and the resulting impact on our gross margins; and

•	costs associated with litigation and intellectual property claims.

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

The continued global economic crisis, resulting in, among other things, sharply lower demand for our offerings and disruption of capital and credit markets could significantly affect our market capitalization and result in an impairment loss. We did not recognize a goodwill impairment loss in fiscal year 2010; however, in fiscal year 2009, we recognized a goodwill impairment loss of $17.0 million. It is possible that further decline of economic conditions would result in additional impairment loss that could have a material adverse impact on our financial condition and results of operations.

Exposure to risks associated with our international operations could unfavorably affect our performance.

We derive revenues through our international operations. The success and profitability of our international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, tax laws and changes in the value of the U.S. dollar versus the local currencies in which our foreign operations may be denominated. Specifically with currency risks, we do not currently utilize derivative instruments to hedge an exposure to fluctuations in foreign currencies and our revenues may decrease as a result of such fluctuations.

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

Our international operations expose us to additional risks, which could adversely affect our business, financial condition and results of operations, including, but not limited to:

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

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately meet such requirements could harm our business.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant amount of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed and continue to review our disclosure and internal controls and procedures for effectiveness, our controls and procedures may not be able to prevent fraud or other errors. For example, in July 2010, we were late in filing a Current Report on Form 8-K regarding the voting results of our annual shareholder meeting. Though we believe the effect of the late filing was not material, a failure of our controls and procedures with respect to other issues could cause serious harm to our business.

Risks related to Investment in our Common Stock

Our executive officers and directors beneficially own a significant amount of our common stock.

As of June 30, 2010, our executive officers and directors and entities affiliated with them beneficially own or have options exercisable within 60 days to purchase, in the aggregate, approximately 55% of our common stock. The chairman of our board of directors (the “Board”), Mr. William T. Comfort, III, as controlling partner of LDN Stuyvie Partnership, beneficially owns approximately 46% of our common stock. Mr. Comfort’s brother-in-law, James A. Urry, is also on our Board and beneficially owns approximately 6% of our common stock. These stockholders together have, and Mr. Comfort himself has, the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

There is a limited market for our common stock.

Our common stock is subject to a limited trading market on the OTC Bulletin Board, and an active trading market may not develop. Moreover, sales of large blocks of stock may have a significantly greater negative impact because of the low trading volume. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them.

The transfer restrictions on our common stock may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by stockholders to replace or remove the current management.

The shares of common stock issued by us in the merger with our former parent company, NAHC, Inc, are subject to transfer restrictions that, in general, prevent any individual stockholder or group of stockholders from acquiring in excess of 5% of our outstanding common stock. The types of acquisition transactions that we may undertake will be limited unless our Board waives the transfer restrictions. The transfer restrictions also may make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of our outstanding shares of common stock, unless that stockholder held more than 5% of our common stock before the merger or our Board specifically authorizes the acquisition of more than 5% of our common stock.

We may not be able to realize the benefits of our Net Operating Loss carryforwards.

Our ability to use our potential tax benefits derived from our net operating loss carryforwards in future years will depend upon the amount of our otherwise taxable income. If we generate insufficient taxable income in future years, the net operating losses will not be needed or used and therefore will provide no benefit to us. If we experience a change of ownership within the meaning of Section 382 of the Internal Revenue Code, we will not be able to realize the benefit of our net operating loss, and tax credit carryforwards.

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

Our principal office and corporate headquarters is located at 6401 Hollis Street Suite 125, Emeryville, CA 94608, where we lease approximately 31,200 square feet of office space. We also maintain an office in San Jose, California. Our subsidiaries lease office space in London, England and Barrie, Ontario, Canada.

A summary of our significant leased office facilities at June 30, 2010 are as follows:

Location	Square Feet	Lease Expiration Date
Emeryville, California	31,186	March 2016
San Jose, California	17,120	September 2012
Barrie, Ontario, Canada	6,400	December 2013
London, England	2,260	May 2014

Our leased facilities are fully used by us and our subsidiaries operations.

We believe that our current operating leases are suitable and adequate to provide our current and near-term requirements. Our remaining facility lease obligation as of June 30, 2010 for all of our facilities is approximately $6.0 million.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims which are incidental to the ordinary course of business, including customer disputes, breach of contract claims, and other matters. Although the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such litigation and claims will not have a material adverse effect on our business, consolidated financial position, results of operations and cash flows. Due to the inherent uncertainties of such litigation and claims, our view of such matters may change in the future.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol LYRI.OB. Trading of our common stock on OTCBB commenced on December 3, 1999. Our common stock was previously traded on the New York Stock Exchange (the “NYSE”) under the symbol NOV until November 22, 1999. Our common stock traded on the OTCBB under the symbol NAHC until June 17, 2002 and as JLHY.OB until November 15, 2007. As of September 8, 2010 there were 511 holders of record of common stock.

The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

	High	Low
Year Ended June 30, 2010:
First Quarter	$0.50	$0.25
Second Quarter	0.45	0.26
Third Quarter	0.40	0.27
Fourth Quarter	0.44	0.32
Year Ended June 30, 2009:
First Quarter	$0.68	$0.41
Second Quarter	0.53	0.26
Third Quarter	0.42	0.22
Fourth Quarter	0.75	0.26

On April 12, 2010, we entered into subscription agreements with each of (a) William T. Comfort, III, chairman of our Board, and (b) Meudon Investments, a New York limited partnership whose general partner, James A. Urry, is another member of our Board. Pursuant to the subscription agreements, Mr. Comfort purchased 12,121,212 shares of our common stock at a purchase price of $0.33 per share or $4.0 million in total and Meudon Investments purchased 6,060,606 shares of our common stock at a purchase price of $0.33 per share or $2.0 million in total. On April 26, 2010, we issued 18,181,818 shares of our common stock and received the $6.0 million in total proceeds. Transaction costs associated with this private placement were immaterial.

With the exception of 2-for-1 stock splits of common stock affected in the form of stock dividends in June 1987 and July 1991, no other dividends have been paid or declared on common stock since our initial public offering on November 5, 1986. We do not expect to declare any cash dividends on common stock in the foreseeable future.

See disclosure under the heading entitled “Equity Compensation Plan Information” in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – for disclosure related to the securities authorized for issuance under our equity compensation plans.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this Annual Report, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities to differ materially from what is expressed in, or implied by, those forward-looking statements.

The following discussion and analysis addresses our results of operations and financial condition; it should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements included in Part II, Item 8 of this Annual Report.

General

Most of our customers access our solutions through our software-as-a-service online offering, the balance purchase time-based licenses. On August 18, 2006, we acquired ClickTracks Analytics, Inc. (“ClickTracks”) and Hot Banana Software, Inc., (“Hot Banana”). ClickTracks was a Web analytics provider and Hot Banana was an e-marketing Web content management company, and both were merged into Lyris Technologies, Inc. in late 2007. We integrated Hot Banana, our Web content management system, and ClickTracks, our Web analytics solution, with our hosted EmailLabs email marketing offering, to create our Lyris HQ offering.

We continue to offer the following separate individual online marketing solutions: Lyris ListManager, our licensed software product for email marketing; EmailLabs, our brand for hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool. In addition, we continue to offer ClickTracks, our Web analytics product and Lyris Hot Banana, our software that enables customers to manage content across their different Web properties.

Fiscal Year 2011 Outlook

We offer the first on-demand integrated marketing suite, Lyris HQ and believe this has a strong correlation to potential revenue growth in fiscal year 2011. However, at this time we are unable to project our revenue growth, and due to the current economic conditions, actual growth may not occur. We believe that our relative market position and our innovative product solutions delivery plans position us well for growth. In addition, we remain focused on executing our key business initiatives and continue providing quality products at the lowest possible total cost of ownership while managing our operating expenses.

On July 23, 2010, we entered into a Stock Purchase Agreement (the “Agreement”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. Pursuant to the Agreement, the we will acquire up to 30% of SiteWit’s capitalization on a fully diluted basis, based upon the achievement of product development milestones through fiscal year 2011. We paid $500 thousand in cash at the signing of the Agreement, and will invest an additional $500 thousand upon the achievement of the milestones. As part of this investment, we received the right to designate a board member of SiteWit. We also entered into a Strategic Partnership Agreement with SiteWit regarding the development and marketing of other services.

On August 19, 2010, we issued a press release announcing that Luis A. Rivera had resigned from his positions as our President and Chief Executive Officer and the Board had appointed Wolfgang Maasberg as our new President and Chief Executive Officer and as a member of the Board. The resignation and the appointment occurred on August 18, 2010. Mr. Rivera will continue to serve as a member of the Board. Under the terms of Mr Rivera’s separation and release agreement, he was paid an amount equal to all wages, salary, bonuses, reimbursable expenses and, accrued vacation in the amount of $31 thousand at the date of separation. In addition, Mr. Rivera was paid $375 thousand (1.5 times his base salary) in accordance with the terms of his employment agreement. We repurchased 170,000 shares of common stock from Mr. Rivera at the then market price of $0.33 for a total payment of $56 thousand. We also amended the Mr. Rivera’s stock option agreement to extend the period in which he may exercise unexercised vested shares from ninety (90) days to one year following the date of his resignation.

Financial Results of Operations for Fiscal Years 2010 and 2009

The following table summarizes our consolidated statements of operations data as a percentage of total revenue for the periods presented:

	Fiscal Year Ended June 30,
	2010	2009
Subscription revenue	76.6%	75.3%
Other services revenue	17.3%	16.2%

Total subscription and services revenue	93.9%	91.5%
Software revenue	6.1%	8.5%

Total revenue	100.0%	100.0%
Cost of revenue	46.6%	43.3%

Gross profit	53.4%	56.7%
Operating expenses:
General and administrative	15.6%	14.6%
Research and development	7.3%	8.2%
Sales and marketing	30.5%	33.5%
Amortization and impairment of customer relationships and trade names	4.5%	3.9%
Impairment of goodwill	0.0%	39.4%

Total operating expenses	57.9%	99.6%

Loss from operations	(4.5%)	(42.9%)
Interest income	0.0%	0.0%
Interest expense	(0.6%)	(1.1%)
Other income	0.1%	0.2%
Loss on debt extinguishment	(0.0%)	0.0%
Loss on sale of assets	0.0%	(0.2%)

Loss from operations before income taxes	(5.0%)	(44.0%)
Income tax provision (benefit)	1.1%	(0.1%)

Net loss	(6.1%)	(43.9%)

Financial Summary

Our financial results during fiscal year 2010 were impacted by the following significant items:

•	4% increase in subscription revenue reflects continued hosted revenue growth driven by our Lyris HQ offering.

•

27% decrease in software sales resulting from continued lower sales volume compared to fiscal year 2009 due to changes in our business model beginning in 2008 where we shifted focus to invest our resources to expand our premier offering, Lyris HQ.

•

10% increase in cost of revenue resulted from the addition of a new co-location data center and other hosting infrastructure improvements to enhance product delivery and increase hosting service capacity.

•	2% decrease in operating expenses (excluding goodwill impairment) was primarily due to our continued focus on cost reduction initiatives.

•	41% decrease in interest expense as a result of a lower average outstanding debt balance.

•

During the second quarter of fiscal year 2010, we modified our operating allocation methodology and retroactively reclassified previous year amounts for comparability purposes. This operating expense allocation methodology modification was based on business judgment and planning needs to improve financial reporting. We allocate overhead such as rent, insurance cost, employee related costs, utilities and property taxes based on headcount. This reclassification did not have any impact on our consolidated net loss or earnings per share. Refer to Note 2 of the Notes to Consolidated Financial Statements.

	Fiscal Year Ended June 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$33,883	$32,575	$1,308	4%
Other services revenue	7,676	7,021	655	9%

Total subscription and services revenues	41,559	39,596	1,963	5%

Software revenue	$2,687	$3,692	$(1,005)	(27%)

Total revenue	$44,246	$43,288	$958	2%

Subscription and Services Revenue

Total subscription and services revenue increased approximately by $2.0 million or 5% in fiscal year 2010, compared with fiscal year 2009 due to continued demand for Lyris HQ despite the difficult economic environment. Our professional services revenue increased by $1.6 million in fiscal 2010 compared to the prior year with our enhanced full service offering. This increase was offset by a $0.9 million decrease in maintenance and support revenue resulting from a reduction in perpetual license sales.

Software Revenue

Software revenue declined by $1.0 million, a 27% decrease in fiscal year 2010 compared to fiscal year 2009, due to our continued transition of customers from a perpetual software license to a hosted subscription software application.

Cost of Revenue

Cost of revenue includes expenses primarily related to engineering employee salaries and related costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and overhead allocated costs.

	Fiscal Year Ended June 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$20,632	$18,761	$1,871	10%

Cost of revenue increased by $1.9 million, a 10% increase in fiscal year 2010 compared to fiscal year 2009 primarily due to an increase in employee related expenses which partially resulted from an increase in headcount. We increased our engineering resources to continue our buildout of Lyris HQ and expanded internationally throughout the year. Additionally, our hosting facility costs increased in fiscal year 2010 when we began amortizing capitalized product development costs and added of our new co-location data center located in Milpitas, CA. Other hosting infrastructure costs also increased as we enhanced product delivery and increased capacity. We also experienced an increase in other operational expenses related to the processing of customer transactions.

Gross Profit

	Fiscal Year Ended June 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$23,614	$24,527	$(913)	(4%)

Gross profit decreased by $0.9 million or 4% in fiscal year 2010 compared to fiscal year 2009. Gross profit decreased primarily due to the increase in cost of revenue resulting from an increase in employee related cost, hosting costs and other operational costs to enhance product delivery and increase capacity.

Operating Expenses

	Fiscal Year Ended June 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
General and administrative	$6,921	$6,318	$603	10%
Research and development	3,246	3,563	(317)	(9%)
Sales and marketing	13,484	14,511	(1,027)	(7%)
Amortization and impairment of customer relationships and trade names	1,999	1,689	310	18%
Impairment of goodwill	—	17,042	(17,042)	(100%)

Total operating expenses	$25,650	$43,123	$(17,473)	(41%)

General and administrative

General and administrative expense consists primarily of compensation and benefits for administrative personnel, professional services such as consultants, legal fees, and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense increased by approximately $0.6 million or 10% in fiscal year 2010 compared to fiscal year 2009 primarily due an increase in bad debt expense resulting from the recessionary market conditions throughout fiscal year 2010 and other various operational costs which increased during the year. These cost increases were partially offset by decreases in outsourced services such as accounting and legal services which reflected cost reduction efforts that continued from fiscal year 2009.

Research and development

Research and development expense consists of payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development.

Research and development expense decreased by $0.3 million or 9% in fiscal year 2010 compared to fiscal year 2009 primarily due to our capitalization of product development costs. During fiscal year 2010, we capitalized $1.3 million in development costs incurred in connection with the product enhancements made during the year. This expense decrease was partially offset by an overall increase in employee related costs resulting from an increase in employee headcount to develop more robust products.

Sales and marketing

Sales and marketing expense consists of payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars, and other marketing programs.

Sales and marketing expense decreased by $1.0 million or 7% in fiscal year 2010 compared to fiscal year 2009 primarily due to reduced employee related expenses. We experienced employee turnover in sales and marketing at the senior management and lower levels which resulted in a decrease in employee related cost. Overall, our fiscal year 2010 product marketing program costs remained about same as fiscal year 2009 even though we changed our marketing medium for promoting our products.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names increased as result of additional amortization expense associated with an increase in intangible assets subject to amortization. At the end of fiscal year 2009, we changed the estimated useful lives of some intangible assets from indefinite to a definite life of approximately three years. This change resulted in additional amortization expense in fiscal year 2010. Additionally, we recognized a full year of amortization expense associated with intangible assets recorded with the acquisition of Facultas as compared to a couple months of amortization expense in fiscal year 2009 when the company was acquired.

Impairment of goodwill

We performed our annual impairment testing of goodwill during the fourth quarter of fiscal year 2009 and determined that our goodwill was impaired. As a result, we recorded a $17.0 million noncash impairment charge in fiscal year 2009. In fiscal 2010, our goodwill impairment test results indicated that the fair value of our goodwill exceeded the carrying value; therefore no impairment charge was recorded in fiscal year 2010.

Interest expense

	Fiscal Year Ended June 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Interest expense	$(268)	$(453)	$185	41%

Interest expense decreased approximately by $0.2 million or 41% in fiscal year 2010 compared to fiscal year 2009. The decrease was result of a lower average debt outstanding in fiscal year 2010 compared to fiscal year 2009.

Provision for income taxes

Our effective tax rates in fiscal years 2010 and 2009 were (20.9)% and 0.3%, respectively. The fluctuation in effective tax rates from fiscal year 2009 to 2010 resulted primarily from our $17.0 million goodwill impairment charge in fiscal year 2009. During the fiscal years ended June 30, 2010, we incurred income tax expense of $474 thousand. For fiscal year 2009, we recognized an income tax benefit of approximately $45 thousand.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents

Our primary sources of cash during 2010 were cash received from the collection of accounts receivable balances generated from sales, cash available under a line of credit from Comerica bank and $6.0 million in proceeds received from the issuance of stock through a private placement. We used a significant portion of the private placement proceeds to repay our outstanding term loan with Comerica bank. As of June 30, 2010, our cash equivalents totaled $492 thousand compared to $619 thousand at fiscal year ended June 30, 2009.

	As of June 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Cash and cash equivalents	$492	$619	$(127)	(21%)

Cash flows

	Fiscal Year Ended June 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Net cash provided by operating activities	$2,896	$4,350	$(1,454)	(33%)
Net cash (used in) investing activities	(2,254)	(461)	(1,793)	389%
Net cash (used in) financing activities	(747)	(3,360)	2,613	(78%)
Effect of exchange rate changes on cash	(22)	(61)	39	(64%)

Decrease (increase) in cash and cash equivalents	$(127)	$468	$(595)	(127%)

Cash flows from operating activities

Net cash flows provided by operations decreased by $1.5 million primarily due to the change in accounts receivable which resulted from an increase in the outstanding accounts receivable balance during the year ended June 30, 2010. Net cash provided by operating activities was positively affected by the change in the accounts payable balance which increased due to the timing of payments.

Cash flows from investing activities

Net cash used in investing increased by $1.8 million primarily due to the capitalization of $1.3 million in software development costs. During fiscal year 2009, we achieved certain product development milestones which resulted in the capitalization of the related development costs. Additionally in fiscal year 2010, we invested $0.3 million in various complementary businesses and increased capital expenditures slightly by $0.4 million to enhance our operational systems.

Cash flows from financing activities

Net cash used in financing decreased by $2.6 million primarily due to our receipt of $6.0 million in proceeds from the sale of common stock. In the fourth quarter of fiscal year 2010, we received proceeds of $6.0 million from the issuance of 18.2 million shares of our common stock through a private placement with a related party. A significant portion of the proceeds was used to repay our $3.4 million outstanding term loan balance as of May 2010.

We believe our existing cash and cash equivalents, and anticipated cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next year. We anticipate that we will continue to improve our cash flow from operations and continue building our cash reserves. We expect we will maintain long-term growth in our hosted revenue offerings, particularly with our product, Lyris HQ, and increased efficiency within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We will likely enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. For example, on July 23, 2010, we entered into a Stock Purchase Agreement with SiteWit Corp., a privately held company that provides an online marketing search engine to its customers, and paid $500 thousand to Site Wit upon closing the deal. In connection with this agreement, we will invest an additional $500 thousand in SiteWit upon the achievement of certain milestones which are expected to be achieved in fiscal year 2011.

Off-Balance Sheet Arrangements

As of June 30, 2010, we have $240 thousand in irrevocable letter of credits (“LOC”) issued by Comerica Bank, consisting of a $200 thousand LOC in favor of the Hartford Insurance Company (“the Hartford”), and a $40 thousand LOC in favor of Legacy Partners I SJ North Second, LLC.

The Hartford LOC is held by the Hartford as collateral for deductible payments that may be due under a worker’s compensation insurance policy. Under the terms of the Hartford LOC, any amount drawn down by the Hartford on this LOC would be added to our existing debt as part of our line of credit with Comerica. The Hartford LOC expires on September 1, 2010, and will automatically renew annually unless we are notified by Comerica 30 days prior to the annual expiration date that they have chosen not to extend the Hartford LOC for the next year. As of the date of this report, there have been no draw downs on this LOC by the Hartford.

The Legacy Partners I SJ North Second, LLC, LOC is in connection with our office lease dated January 31, 2008, for our office in San Jose, California.

Long-Term Contractual Obligations

The following table summarizes by period the payments due for contractual obligations estimated as of June 30, 2010:

	Less Than 1 year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In thousands)
Facilities	$1,193	$2,121	$1,400	$506	$5,220
Co-location hosting facilities	112	144	—	—	256
Other	73	54	—	—	127
Capital leases (1)	153	233	—	—	386

Total	$1,531	$2,552	$1,400	$506	$5,989

(1)	Capital lease payments include interest.

Revolving Line of Credit

On May 6, 2010, we entered into a Fifth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (the “Bank”). The Amendment revises the terms of any previously amended and restated loan and security agreements entered into between the Bank and us.

The Amendment consolidates our existing revolving line of credit and term loan into a single revolving line of credit of $5.0 million with a maturity date of April 30, 2012. In connection with the Amendment we repaid in full the $3.4 million term loan that had previously been outstanding under the previous agreement. Borrowings under the line of credit are secured by our assets. Without prior bank approval, our line of credit under the Amendment is limited to $1.5 million to be used for joint ventures or acquisitions, and we cannot become subject to more than $1.0 million of permitted liens in connection with equipment purchases. As of June 30, 2010, we had no outstanding balance under this revolving line of credit.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which requires management to make estimates, judgments and assumptions that affect our reported amounts in the consolidated financial statements and accompanying notes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our consolidated financial statements. Our most critical accounting policies and estimates include, but are not limited to the following:

•	revenue recognition;

•	deferred revenue;

•	valuation allowance and reserves;

•	loss contingencies;

•	accounting for stock-based compensation;

•	accounting for goodwill, long-lived assets and other intangible assets; and

•	accounting for income taxes.

Revenue Recognition

We recognize revenue from providing hosting and professional services and licensing our software products to our customers.

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

Subscription and Other Services Revenue

We generate services revenue from several sources, including hosted software for use by customers (subscription revenue), professional consulting services and technical support (maintenance) services. We recognize subscription revenue monthly based on the usage defined in the agreement. We record amounts that have been invoiced in accounts receivable and recognized in revenue or deferred revenue depending on whether the revenue recognition criteria have been met. Thus, we bill excess usage and recognize it as revenue when incurred.

We account separately for professional services sold with our hosted software arrangements when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value for each deliverable. When accounted for separately, we recognize professional services revenue as the services are performed. If professional services do not qualify for separate accounting, we recognize revenue ratably over the remaining term of the hosted software arrangement.

We defer technical support (maintenance) revenue, including revenue that is part of a multiple element arrangement, and recognize it ratably over the term of the agreement, which is generally one year.

Software Revenue

We entered into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, support and professional services, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”). We have established VSOE (delivered and undelivered) for the majority of our elements. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE does not exist for all elements, we use the residual method to determine how much revenue for the delivered elements (software licenses) is recognized upon delivery by assigning VSOE to other elements in multiple element arrangements.

We determine VSOE based on actual prices charged for standalone sales of maintenance. To accomplish this, we track sales for the maintenance product when sold on a standalone basis for a one year term and compare it to sales of the associated licensed software product.

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

We recognize revenue from our professional services at the time of delivery of the service. We established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, we defer the full value of the arrangement and recognize it ratably over the term of the agreement.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support or hosting contracts, professional consulting services to be delivered in the future, and bulk purchases of emails to be delivered in the future. We typically bill maintenance on a per annum basis in advance for software and recognize the revenue ratably over the maintenance period. Some hosted contracts are prepaid for monthly, quarterly or annually and recognized monthly after the service has been provided. Bulk purchases are typically billed in advance, ranging from monthly to annually, and we recognize the revenue in the periods in which emails are delivered.

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

Accounts receivable is presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $768 thousand and $899 thousand at June 30, 2010 and June 30, 2009, respectively. During fiscal year 2010, bad debt expense was approximately $1.2 million which is consistent with fiscal year 2009.

Loss Contingencies and Commitments

We record an estimated loss contingency when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of June 30, 2010, there were no probable material losses incurred that could be reasonably estimated.

Our commitments consist of obligations under operating leases for corporate office space, co-location facilities for data center capacity for research and test data centers, software contracts used in our production environment and capital leases. See Long-term Contractual Obligations table above.

Goodwill, Long-lived Assets and Other Intangible Assets

We classify our intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

Periodically, we evaluate our fixed assets and intangible assets with definite lives for impairment. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. In addition, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.

We conduct a test for the impairment of goodwill on at least an annual basis. We adopted June 30th as the date of the annual impairment test. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The fair values calculated in our impairment test are determined using two methods: quoted market price and a discounted cash flow valuation model. The discounted cash flow model involves several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate, and the discount rate (including a specific reporting unit risk premium). The assumptions used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. Based on our most recent assessment test, the fair value of the reporting unit exceeds our carrying value, and therefore we do not have impairment as of June 30, 2010. We will assess the impairment of goodwill annually on June 30th or sooner if indicators of impairment arise.

Capitalized Software Costs

Software licensing. We expense internal costs incurred in researching and developing computer software products designed for sale or licensing until technological feasibility has been established for the product. Once technological feasibility is established, applicable development software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We determined that technological feasibility is established when we have completed all necessary planning and designing and after we have resolved all high-risk development issues through coding and testing. Moreover, these activities are necessary to establish that the product can meet our design specifications including functions, features, and technical performance requirements. We discontinue capitalization when the product is available for general release to customers.

SaaS software costs. We capitalize the direct costs associated with the software we develop for use in providing software-as-a-service to our customers during its application development stage. The types of activities performed during the application development stage create probable future economic benefits. Once the software is available for use in providing services to customers, we amortize the capitalized amount over three years with the amortization charged to cost of revenues. We expense activities performed during the preliminary project stage which are analogous to research and development activities. In addition, we expense the types of activities performed during the post-implementation / operation stage. These activities are likely to include release ready and release launch activities.

Total capitalized hosting software costs were approximately $1.3 million and $193 thousand during fiscal years 2010 and 2009, respectively. No hosting software costs were capitalized in fiscal year 2008. Capitalized hosting software costs primarily consist of employee-related costs.

Stock-Based Compensation

We amortize stock-based compensation expense based on the fair value of stock-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents which is typically four years. We determine the fair value of each option grant using the Black-Scholes model. The Black-Scholes model utilizes the expected volatility, the term which the option is expected to be outstanding and the risk free interest rate to calculate the fair value of an option.

Due to the global economic downturn, on July 9, 2009, our Compensation Committee modified the exercise price of 3,429,499 outstanding stock option awards granted to 178 employees, including executives, by exchanging each employee stock option with an exercise price greater than $0.50 for a stock option with a $0.50 exercise price on a one share-to-one share basis. The other terms of the stock option awards such as the commencement date and vesting schedule remained unchanged. We used the binomial lattice pricing model to determine the fair value of the repriced options. Total additional stock-based compensation expense associated with the modification was $99 thousand of which $69 thousand was recognized in fiscal year 2010.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets, including tax loss and credit carryforwards, and liabilities using enacted tax rates expected to be applicable to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

We establish a valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, such as an audit by a taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Refer to Note 9 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

ITEM 7A.	RESERVED

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lyris, Inc:

We have audited the accompanying consolidated balance sheets of Lyris, Inc. and Subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lyris, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

September 22, 2010

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$492	$619
Accounts receivable, less allowances of $768 and $899, respectively	7,173	6,458
Prepaid expenses and other current assets	965	1,122
Deferred income taxes	750	714
Deferred financing fees	23	130

Total current assets	9,403	9,043
Property and equipment, net	3,738	2,524
Intangible assets, net	7,635	11,252
Goodwill	18,707	18,707
Other long-term assets	352	—

TOTAL ASSETS	$39,835	$41,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,593	$2,987
Revolving line of credit - short-term	—	1,741
Capital lease obligations - short-term	138	—
Income taxes payable	47	274
Deferred revenue	4,274	4,255

Total current liabilities	8,052	9,257
Revolving line of credit - long-term	—	4,917
Other long-term liabilities	835	338
Capital lease obligations - long-term	223	—

TOTAL LIABILITIES	9,110	14,512

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; 121,404 and 103,222 issued and outstanding shares at June 30, 2010 and 2009, respectively	1,214	1,032
Additional paid-in capital	264,222	257,959
Accumulated deficit	(234,841)	(232,100)
Cumulative foreign currency translation adjustment	130	123

Total stockholders’ equity	30,725	27,014

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,835	$41,526

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2010	2009
Revenues:
Subscription revenue	$33,883	$32,575
Other services revenue	7,676	7,021
Software revenue	2,687	3,692

Total revenues	44,246	43,288

Cost of revenues:
Subscription, software and other services	18,880	16,832
Amortization of developed technology	1,752	1,929

Total cost of revenues	20,632	18,761

Gross profit	23,614	24,527

Operating expenses:
General and administrative	6,921	6,318
Research and development	3,246	3,563
Sales and marketing	13,484	14,511
Amortization and impairment of customer relationships and trade names	1,999	1,689
Impairment of goodwill	—	17,042

Total operating expenses	25,650	43,123

Loss from operations	(2,036)	(18,596)
Interest income	1	—
Interest expense	(268)	(453)
Other income	41	65
Loss on debt extinguishment	(5)	—
Loss on sale of assets	—	(81)

Loss from operations before income taxes	(2,267)	(19,065)
Income tax provision (benefit)	474	(45)

Net loss	$(2,741)	$(19,020)

Basic and diluted:
Net loss per share	$(0.03)	$(0.18)

Weighted average shares used in calculating net loss per common share	106,460	103,222

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income	Shares	Amount	Total Stockholders’ Equity
Balances at July 1, 2008	103,216,882	1,032	257,310	(213,080)	390	—	—	45,652
Stock issued for exercise of stock options	5,000	—	2	—	—	—	—	2
Stock-based compensation	—	—	647	—	—	—	—	647
Comprehensive loss, net of tax:
Cumulative translation adjustment	—	—	—	—	(267)	—	—	(267)
Net loss	—	—	—	(19,020)	—	—	—	(19,020)

Total comprehensive loss	—	—	—	—	—	—	—	(19,287)

Balances at June 30, 2009	103,221,882	1,032	257,959	(232,100)	123	—	—	27,014
Common stock sale	18,181,818	182	5,818	—	—	—	—	6,000
Stock-based compensation	—	—	445	—	—	—	—	445
Comprehensive loss, net of tax:
Cumulative translation adjustment	—	—	—	—	7	—	—	7
Net loss	—	—	—	(2,741)	—	—	—	(2,741)

Total comprehensive loss	—	—	—	—	—	—	—	(2,734)

Balances at June 30, 2010	121,403,700	$1,214	$264,222	$(234,841)	$130	—	$—	$30,725

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2010	2009
Cash Flow from Operating Activities:
Net loss	$(2,741)	$(19,020)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	445	647
Depreciation	1,085	1,178
Amortization and impairments of intangible assets	3,638	3,618
Amortization of capitalized development cost	113	—
Goodwill impairments	—	17,042
Provision for bad debt	1,219	1,187
Deferred income tax benefit	(36)	(95)
Loss on sale of assets	—	81
Gain on debt restructuring	(5)	—
Changes in assets and liabilities:
Accounts receivable	(1,934)	(297)
Prepaid expenses and other assets	217	40
Accounts payable and accrued expenses	625	131
Deferred revenue	270	(162)

Net cash provided by operating activities	2,896	4,350

Cash Flows from Investing Activities:
Continuing operations:
Purchases of property and equipment	(685)	(239)
Capitalized software cost	(1,294)	(193)
Payments for equity investment	(275)	—
Payments for business acquired, net of cash acquired	—	(29)

Net cash (used in) investing activities	(2,254)	(461)

Cash Flows from Financing Activities:
Proceeds from sale of stock	6,000	—
Proceeds from exercise of stock options	—	2
Financing fees	(25)	(90)
Principal payments under capital lease obligations	(64)	—
Proceeds from debt and credit arrangements	8,418	18,761
Payment of debt and credit arrangements	(15,076)	(22,033)

Net cash (used in) financing activities	(747)	(3,360)

Effect of exchange rate changes on cash and cash equivalents	(22)	(61)

Net change in cash and cash equivalents	(127)	468

Cash and cash equivalents, beginning of period	619	151

Cash and cash equivalents, end of period	$492	$619

Supplemental cash flow information:
Cash paid for interest	$210	$455
Cash paid for taxes	$442	$124
Supplemental disclosure of non-cash transactions:
Property and equipment acquired under capital lease	$425	$—

See accompanying Notes to Consolidated Financial Statements.

LYRIS INC., AND SUBSIDIARIES

NOTES THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Lyris, Inc. and its wholly-owned subsidiaries (collectively “Lyris” or the “Company”) is a leading Internet marketing technology company. Its software-as-a-service, or SaaS-based online marketing solutions and services provide customers the ability to build, deliver and manage online, permission-based direct marketing programs and other communications to customers that use online and mobile channels to communicate to their respective customers and members. The Company’s software products are offered to customers primarily on a subscription and license basis.

The Company was incorporated under the laws of the state of Delaware as J.L. Halsey Corporation and changed its name to Lyris, Inc. in October 2007. The Company has principal offices in Emeryville, California and conducts its business worldwide, with wholly owned subsidiaries in Canada and the United Kingdom. The Company’s foreign subsidiaries are generally engaged in providing sales, account management and support with some product development in Canada.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on June 30. References to fiscal year 2010, for example, refer to the fiscal year ended June 30, 2010.

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries. The Company eliminates from its financial results all significant intercompany transactions. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. There are certain reclassifications that have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity.

During the second quarter of fiscal year 2010, the Company modified its operating allocation methodology and retroactively reclassified previous year amounts for comparability purposes. This operating expense allocation methodology modification was based on business judgment and planning needs to improve financial reporting. The Company allocates overhead such as rent, insurance cost, employee related costs, utilities and property taxes based on headcount. This reclassification did not have any impact on the Company’s consolidated net loss or earnings per share. The effect of the reclassification on the previously reported consolidated statement of operation is reflected in the table below:

	Fiscal Year Ended June 30, 2009
	Relassified Balance	Change	As Previously Reported
	(In thousands, except percentages)
Cost of revenue	$18,761	$3,917	$14,844
General and administrative	6,318	(4,520)	10,838
Research and development	3,563	(76)	3,639
Sales and marketing	14,511	395	14,116
Income on disposal of discontinued operations, net of tax ($14)	—	284	(284)

Total	$43,153	$—	$43,153

Segment Reporting

The Financial Accounting Standards Board (“FASB”) has established standards for business enterprises to report its information by operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. As such, the Company has determined that it operates in a single operating segment as an e-marketing technology and other services company.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Use of Estimates and Assumptions

In accordance with U.S. GAAP, for a fair presentation of the periods presented, the Company makes adjustments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in its consolidated financial statements and accompanying notes. These estimates are based on the analysis of historical and expected future trends, which can require extended periods of time to resolve, and are subject to change from period to period. Accordingly, the actual results may ultimately differ from estimates and assumptions. The Company’s accounting estimates that require the most significant and subjective judgments include, but are not limited to, the allowance for doubtful accounts, amortization and depreciation (estimated useful lives), goodwill and intangible assets valuation, discontinued operations, valuation and recognition of stock-based compensation, current and deferred taxes, deferred revenue and other contingencies.

Foreign currency translation

The Company records assets, liabilities and the results of its operations outside of the United States based on their functional currency. On consolidation, the Company translates all assets and liabilities using the exchange rates in effect as of the balance sheet date. The Company translates revenues and expenses using the monthly average exchange rates that were in effect during the period. The Company recognizes the resulting adjustments as a separate component of equity in other comprehensive loss or gain. Foreign currency transaction gains and losses are included in income as incurred for that period.

Both of the Company’s European and Canadian subsidiaries represented approximately 7% of its consolidated net operating revenues and consolidated long-lived assets at June 30, 2010. The Company will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate fluctuation on net income and earnings per share. The fluctuation in the exchange rates resulted in foreign currency translation gains reflected as a component of comprehensive gain in stockholders’ equity of $130 thousand at June 30, 2010.

Certain Risks and Uncertainties

The Company operates in a highly competitive and dynamic market. Accordingly, there are factors that could adversely impact the Company’s current and future operations or financial results including, but not limited to, the following: its ability to obtain rights to or protect intellectual property; changes in regulations; its ability to develop new products accepted in the marketplace; future impairment charges; competition including, but not limited to, product pricing, product features and services; litigation or claims against the Company; and the hiring, training and retention of key employees.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and trade receivables. The Company sells its products primarily to customers throughout the United States. The Company monitors the credit status of its customers on an ongoing basis and does not require its customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for fiscal year ended June 30, 2010 and 2009. Moreover, there was no single customer or supplier that accounted for more than 10% of the Company’s trade receivables for the same periods.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, and certain other accrued liabilities approximate their fair values, due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying amounts of capital lease obligations approximate their fair value.

Fair is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of June 30, 2010, the Company used Level 1 assumptions for our cash equivalents, which are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted market for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of June 30, 2010, the Company did not have any Level 2 financial assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of June 30, 2010, the Company did not have any significant Level 3 financial assets or liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, primarily consisting of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value. The Company maintains cash balances with banks in excess of FDIC insured limits. The Company limits its credit risk by maintaining accounts with financial institutions of high credit standing.

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

Revenue Recognition

The Company recognizes revenue from providing hosting and professional services and licensing its software products to its customers.

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

Subscription and Other Services Revenue

The Company generates services revenue from several sources, including hosted software for use by customers (subscription revenue), professional consulting services and technical support (maintenance) services. The Company recognizes subscription revenue monthly based on the usage defined in the agreement. The Company records amounts that have been invoiced in accounts receivable and recognized in revenue or deferred revenue depending on whether the revenue recognition criteria have been met. Thus, the Company invoices excess usage and recognizes it as revenue when incurred.

The Company accounts separately for professional services sold with the Company’s hosted software arrangements when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value for each deliverable. When accounted for separately, the Company recognizes professional services revenue as the services are performed. If professional services do not qualify for separate accounting, the Company recognizes revenue ratably over the remaining term of the hosted software arrangement.

The Company defers technical support (maintenance) revenue, including revenue that is part of a multiple element arrangement, and recognizes it ratably over the term of the agreement, which is generally one year.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Software Revenue

The Company entered into certain revenue arrangements for which it is obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, support and professional services, the Company allocates and defers revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (“VSOE”). The Company establishes VSOE (delivered and undelivered) for the majority of its elements. The Company allocates total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE does not exist for all elements, the Company uses the residual method to determine how much revenue for the delivered elements (software licenses) is recognized upon delivery by assigning VSOE to other elements in multiple element arrangements.

The Company determines VSOE based on actual prices charged for standalone sales of maintenance. To accomplish this, the Company track sales for the maintenance product when sold on a standalone basis for a one year term and compare to sales of the associated licensed software product.

The Company performs a quarterly analysis of the actual sales for standalone maintenance and licensed software to establish the percentage of sales relationships for each level of maintenance and licensed software. The result of this analysis has historically been a tight range of percentage of sales relationships centered on a mid-point. Renewal rates, expressed as a consistent percentage of the license fee at each level, represent VSOE of fair value for the maintenance element of the arrangements.

The Company recognizes revenue from its professional services at the time of delivery of the service. It established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, we defer the full value of the arrangement and recognize it ratably over the term of the agreement.

Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support or hosting contracts, professional consulting services to be delivered in the future, and bulk purchases of emails to be delivered in the future. The Company typically bills maintenance on a per annum basis in advance for software and recognizes the revenue ratably over the maintenance period. Some hosted contracts are prepaid monthly, quarterly or annually and recognized monthly after the service has been provided. Bulk purchases are typically billed in advance, ranging from monthly to annually, and the Company recognizes revenue in the periods in which emails are delivered.

Advertising Costs

Advertising costs are expensed as incurred or the first time the advertising takes place. Advertising costs were $5.1 million for both fiscal years 2010 and 2009.

Allowance for Doubtful Accounts

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Its estimate is based on historical collection experience, changes in customer payment history and a review of the current status of trade accounts receivable. If any of these factors change, it is reasonably possible that the estimate of the allowance for doubtful accounts will change.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a summary of the activity in the allowance for doubtful accounts:

	2010	2009
	(In thousands)
Balance at July 1,	$899	$450
Charge to cost and expenses	1,219	1,187
Other	38	—
Write-offs charge against allowance	(1,388)	(738)

Balance at June 30,	$768	$899

Loss Contingencies and Commitments

The Company records estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. The Company discloses if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to the Company than management currently expects, then the Company may have to record additional charges in the future. As of June 30, 2010, there were neither material changes to the Company commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

The Company’s commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. The Company also enters into contractual purchase obligations, capital leases and other agreements that are legally binding and specify certain minimum payment terms.

Goodwill, Long-lived Assets and Other Intangible Assets

The Company classifies its intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

The Company evaluates its fixed assets and intangible assets with definite lives for impairment. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. In addition, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.

The Company tests goodwill and its intangible assets with indefinite lives not subject to amortization annually on June 30th for impairment. In addition, the Company considers the following significant factors that could trigger an impairment review prior to annual testing:

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

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impairment Testing

If the Company determines that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The fair values calculated in the Company’s impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, the Company’s long-term anticipated operating income growth rate, and the discount rate (including a specific reporting unit risk premium). The assumptions that are used are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, the Company compares the resulting estimated enterprise value to its observable market enterprise value at the time the analysis is performed. Based on the most recent impairment test conducted on June 30, 2010, the Company has concluded that there was no impairment of goodwill or intangible assets during fiscal year 2010. Refer to Note 5 of the Notes to Consolidated Financial Statements.

Capitalized Software Costs

Software licensing. The Company expenses internal costs incurred in researching and developing computer software products designed for sale or licensing until technological feasibility has been established for the product. Once technological feasibility is established, applicable development software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company determined that technological feasibility is established when it has completed all necessary planning and designing and after it has resolved all high-risk development issues through coding and testing. Moreover, these activities are necessary to establish that the product can meet its design specifications including functions, features, and technical performance requirements. The Company discontinues capitalization when the product is available for general release to customers.

SaaS software costs. The Company capitalizes the direct costs associated with the software it develops for use in providing software-as-a-service to its customers during its application development stage. The types of activities performed during the application development stage create probable future economic benefits. Once the software is available for use in providing services to customers, the Company amortizes the capitalized amount over three years with the amortization charged to cost of revenues. The Company expenses activities performed during the preliminary project stage which are analogous to research and development activities. In addition, the Company expenses the types of activities performed during the post-implementation / operation stage. These activities are likely to include release ready and release launch activities. Refer to Note 6 of the Notes to Consolidated Financial Statements.

Stock-Based Compensation

The Company amortizes stock-based compensation expense based upon the fair value of stock-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents. Refer to Note13 of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with standards established by the FASB. The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the rate enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

In accordance with FASB standards, the Company establishes a valuation allowance if it believes that it is more likely than not that some or all of its deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Refer to Note 9 of the Notes to Consolidated Financial Statements.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Acquisition

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. The Company’s process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on a particular business’ weighted average cost of capital. The Company’s estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our planning process. Refer to Note 3 of the Notes to Consolidated Financial Statements.

Net Loss per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were exercised. Refer to Note 11 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

On July 1, 2009, the Company adopted authoritative FASB guidance on business combinations. The guidance retains the fundamental acquisition method of accounting requirements to be used for all business combinations, but significantly changes the accounting for certain aspects of business combinations, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The Company expects this guidance to have an impact on its accounting future business acquisitions.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is still assessing the impact of this new guidance on its financial statements.

In June 2009, the FASB issued new accounting guidance related to the consolidation of variable interest entities. The guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is in the process of determining what effect, if any, the adoption of this guidance will have on its financial statements.

3. Acquisition

On May 12, 2009, the Company acquired all the outstanding capital stock of Robinsonscalvini Limited (“Facultas”), a privately held company, with its headquarters in London, England, for a nominal amount. Facultas was a marketing representative and reseller for the Company and it operated in that capacity for approximately three years. Under the guidance established by the FASB, the Company accounted for the acquisition of Facultas as a business combination by recognizing all Facultas’ identifiable assets and liabilities, and the settlement amount which equals approximately the agreed nominal purchase price, associated with the preexisting relationship based on Facultas’ fair market value.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. Intangible Assets

The components of intangible assets consist of the following:

	As of June 30,
	2010	2009
	(In thousands)
Amortizable intangibles:
Customer relationships	$9,604	$9,771
Developed technology	11,741	11,950
Trade names	2,178	3,352

	23,523	25,073
Less: accumulated amortization	(20,288)	(14,028)
Less: impairment and write-downs	—	(4,193)

	3,235	6,852
Non-amortizable intangibles:
Trade names	4,400	4,400

Total intangible assets, net of amortization	$7,635	$11,252

The activity for intangible assets for fiscal years 2009 and 2010 consisted of the following:

Amount
(In thousands)
Begining balance at July 1, 2008	$14,614
Amortization	(3,511)
Write-downs	(107)
Acquisition	300
Foreign currency translation adjustment	(44)

Ending balance at June 30, 2009	$11,252

Amortization	(3,638)
Foreign currency translation adjustment	21

Ending balance at June 30, 2010	$7,635

For fiscal years 2010 and 2009 foreign currency translation adjustments were $21 thousand, and $(44) thousand, respectively. The change in net intangible assets is primarily a result of changes in the foreign currency exchange rate between the U.S. dollar and Canadian dollar.

Total intangible asset amortization and impairment expense for fiscal years 2010 and 2009 was $3.6 million. For fiscal years 2010 and 2009, total intangible asset amortization and impairment expense of developed technology classified as cost of revenue was $1.6 million and $1.9 million, respectively. As of June 30, 2010, accumulated amortization includes the $4.2 million impairment write-down recorded in fiscal year 2009. Additionally, during fiscal year 2010, the Company eliminated approximately $1.7 million in fully amortized intangible assets from its net intangible assets.

Customer relationship-based intangible assets have a weighted average amortization period of 5.29 years and developed technology-based intangible assets have a weighted average amortization period of 4.88 years.

During fiscal year June 30, 2009, the Company recognized $107 thousand in write-downs of some certain legacy intangible assets related to certain technologies and customer relationships. In addition, the Company changed certain intangible assets’ estimated useful lives from an indefinite life to a definite life of approximately three years. However, based on the Company’s business model of integrating the other significant purchased intangible assets (technologies and functionalities, i.e. Clicktracks and EmailLabs), to its growing premier product, Lyris HQ, it concluded there were no impairment charges related to these purchased intangible assets for fiscal year 2009. The Company based this conclusion utilizing the income approach, projecting growth rates in the near term (ranging from 10% to 20% from 2010 to 2012).

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additionally, in fiscal year 2009, the Company acquired approximately $300 thousand in customer relationship intangible assets in connection with the acquisition of Facultas. These intangible assets are being amortized to operating expense over a five year period.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of June 30, 2010, is as follows:

Fiscal Year	Customer Relationships	Developed Technology	Trade names	Total
	(In thousands)
2011	$1,016	$353	$430	$1,799
2012	164	96	416	676
2013	60	48	314	422
2014	50	—	288	338

Total estimated future amortization expense	1,290	497	1,448	3,235
Intangible asset with indefinite life			4,400	4,400

Total intangible assets	$1,290	$497	$5,848	$7,635

5. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Company’s business combinations accounted for using the acquisition method of accounting.

The following table outlines the Company’s goodwill, by acquisition:

As of June 30, 2010
(In thousands)
Lyris Technologies	$16,505
EmailLabs	2,202

Total	$18,707

The Company had no goodwill activity in fiscal year 2010. The activity for goodwill for fiscal year 2009 consisted of the following:

Amount
(In thousands)
Balance at July 1, 2008
Goodwill	$35,924
Goodwill impairment	(17,042)
Foreign currency translation adjustment	(175)

Balance at June 30, 2010 and 2009	$18,707

Hot Banana operates in Canada and uses the Canadian dollar as its functional currency. Consequently goodwill related to the acquisition of Hot Banana is accounted for as a Canadian dollar functional currency asset. Each financial period, all assets, including goodwill, and liabilities of group entities with a non U.S. dollar functional currency are translated into U.S. dollars, the Company’s reporting currency, using the closing rate method at period end. No foreign currency translation adjustment related to goodwill was recognized during fiscal year 2010 since the Company wrote-off the goodwill related to the Hot Banana acquisition in fiscal year 2009.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During the fourth quarter of fiscal year 2009, the Company performed its annual impairment testing of its goodwill and intangible assets. The Company determined that the following factors contributed to the reductions of the carrying amount of its goodwill and intangible assets compared to their estimated fair value: the significant negative economic global condition; the sustained decline in the Company’s stock price; and the significant change in the Company’s market capitalization. As such, the Company recorded a $17.0 million noncash impairment charge in fiscal year 2009 based on the calculated fair value of the goodwill using the valuation assumptions below.

Critical Assumptions	%
Estimated average operating income growth (2009 – 2012) (1)	10-20%
Weighted Average Cost of Capital	18%
Implied control premium	19%

(1)	Using Income Approach

6. Property and Equipment

The components of property and equipment were as follows:

	As of June 30,
	2010	2009
	(In thousands)
Computers	$4,088	$3,280
Furniture and fixtures	584	597
Leasehold improvements	253	107
Software	2,310	951
Other equipment	483	360

	7,718	5,295
Less: accumulated depreciation and amortization	(3,980)	(2,771)

Total	$3,738	$2,524

During fiscal year 2010, the Company entered into capital leases totaling approximately $425 thousand for computer equipment associated with its data centers. Accumulated depreciation related to property and equipment under capital leases totaled $38 thousand as of June 30, 2010. Total depreciation expense, including depreciation expense related to computer equipment under capital leases, for fiscal years 2010 and 2009 was approximately $1.1 million and $1.2 million, respectively.

Also during the year ended June 30, 2010, the Company continued to capitalize hosting software costs. Total capitalized hosting software costs were approximately $1.3 million and $193 thousand during fiscal years 2010 and 2009, respectively. Capitalized hosting software costs primarily consist of employee-related costs. The Company started amortizing capitalized hosting software costs in fiscal year 2010 resulting in $113 thousand in amortization expense being recorded as cost of revenue.

7. Revolving Line of Credit

On May 6, 2010, the Company entered into a Fifth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (the “Bank”). The Amendment revises the terms of any previous amended and restated loan and security agreement entered into between the Bank and the Company.

The Amendment consolidates the Company’s existing revolving line of credit and term loan into a single revolving line of credit of $5.0 million with a maturity date of April 30, 2012. In connection with the Amendment the Company repaid in full the $3.4 million term loan that had previously been outstanding under the previous agreement as of May 2010. Borrowings under the line of credit are secured by the Company’s assets. Without prior bank approval, the Company’s line of credit under the Amendment is limited to $1.5 million to be used for joint ventures or acquisitions and the Company cannot become subject to more than $1.0 million of permitted liens in connection with equipment purchases.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Amendment amends and restates the financial covenants to include (a) a liquidity requirement, defined as unrestricted cash plus unused availability under the revolving line, of $1.0 million and (b) certain EBITDA, which is Borrowers’ earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expenses, thresholds measured on a trailing six month basis, as follows:

Measuring Period Ending	Minimum Trailing Six Month EBITDA
4/30/2010	$1,000,000
5/31/2010	$1,000,000
6/30/2010	$750,000
7/31/2010	$500,000
8/31/2010	$1
9/30/2010	$(500,000)
10/31/2010	$(750,000)
11/30/2010	$(1,000,000)
12/31/2010	$(1,000,000)
1/31/2011	$(750,000)
2/28/2011	$(500,000)
3/31/2011	$1

As of June 30, 2010, the Company had no outstanding balance under this revolving line of credit.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

	As of June 30,
	2010	2009
	(In thousands)
Accounts payable	$948	$535
Accrued compensation and benefits	1,405	1,242
Other	1,240	1,210

Total	$3,593	$2,987

9. Income Taxes

The components of the provision for income taxes were as follows:

	Fiscal Year Ended June 30,
	2010	2009
	(In thousands)
Current:
Federal	$25	$87
State	480	(85)
Foreign	5	48

	510	50

Deferred:
State	(36)	(95)

	(36)	(95)

Total income tax provision	$474	$(45)

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of net deferred tax assets (liabilities) were as follows:

	As of June 30,
	2010	2009
	(In thousands)
Accruals and reserves not currently deductible for tax purposes	$3,969	$3,652
Net operating loss, capital loss and tax credit carryforwards	61,201	61,951

Gross deferred tax assets	65,170	65,603
Valuation allowance	(64,420)	(64,889)

Net deferred tax asset	$750	$714

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

As of June 30, 2010, the Company has approximately $159 thousand in U.S. federal net operating loss (“NOL”) carryforwards that will start to expire in 2019. In addition, the Company also has approximately $3.3 million in Canadian net operating loss carryforwards that will start to expire in 2028. These NOLs offset future taxable income and taxable gains.

The change in the valuation allowance was a decrease of approximately $469 thousand and $1.3 million, for the fiscal years ended June 30, 2010 and June 30, 2009, respectively. The reason for this change was the utilization of net operating loss carryforwards, offsetting the estimated tax income as calculated per tax purposes. If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, it may have limitations on its ability to realize the benefit of our net operating loss and tax credit carryforwards.

In addition to the net operating loss carryovers, the Company has alternative minimum tax credit carryovers of $4.4 million. The alternative minimum tax credit may be applied to regular federal income tax once the NOLs expired or the Company has regular federal taxable income. There is no expiration date on alternative minimum tax credit carryovers.

The items accounting for the difference between expected tax (benefit) computed at the federal statutory rate of 35% and the provision of income taxes were as follows:

	Fiscal Year Ended June 30,
	2010	%	2009	%
	(In thousands)
Expected federal income tax expense at the statutory rate	$(793)	35.0%	$(6,673)	35.0%
State income taxes, net of federal benefit	289	(12.7%)	(135)	0.7%
Utilization of NOL carryover	(1,033)	45.6%	(1,198)	6.3%
Goodwill Impairment	—	0.0%	5,794	(30.4%)
Amortization of intangible assets	1,273	(56.2%)	1,266	(6.6%)
Benefit of losses on foreign operations	607	(26.8%)	1,174	(6.2%)
Other, net	131	(5.8%)	(273)	1.5%

Income tax provision	$474	(20.9%)	$(45)	0.3%

The amount of income taxes refunded during fiscal years 2010 and 2009 amounted to approximately $6 thousand and $300 thousand, respectively. The amount of income tax cash payments during fiscal years 2010 and 2009 were approximately $442 thousand and $124 thousand, respectively.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	2010	2009
	(In thousands)
Balance at July 1,	$211	$158
Increases for tax positions related to prior year	95	—
Increases for tax positions related to current year	56	53
Decreases related to settlements	—	—
Reductions due to lapsed statute of limitations	—	—

Balance at June 30,	$362	$211

The Company recognized interest accrued and penalties related to unrecognized tax benefits in its income tax provision. As of June 30, 2010, the Company accrued no penalties and an insignificant amount of interest was recorded in income tax expense.

Tax positions for the Company and its subsidiaries are subject to income tax audits. Tax returns for all tax years since fiscal year 2007 remain open to examination by the Internal Revenue Service and since 2003 for state income tax purposes. As of June 30, 2010, there are no current federal or state income tax audits in progress.

The Company is subject to income tax in some jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or result of operations.

10. Comprehensive Loss

The following table shows the computation of comprehensive:

	Fiscal Year Ended June 30,
	2010	2009
	(In thousands)
Net loss	$(2,741)	$(19,020)
Foreign currency translation adjustments	7	(267)

Total comprehensive loss	$(2,734)	$(19,287)

Other comprehensive loss includes gains and (losses) on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

11. Net Loss per Share

Accounting standards established by the FASB requires the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities. Dilutive net (loss) per common share is the same as basic net (loss) per common share since the effect of potentially dilutive securities are antidilutive.

The following table sets forth the computation and reconciliation of net loss per share:

	Fiscal Year Ended June 30,
	2010	2009
	(In thousands)
Net loss	$(2,741)	$(19,020)
Basic and dilutive:
Weighted average shares outstanding:	106,460	103,222

Basic and diluted:
Net loss per share	$(0.03)	$(0.18)

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For fiscal year 2010, the Company incurred a $2.7 million net loss. The dilutive loss per common share calculated for the fiscal years ended June 30, 2010 and 2009 excludes the effect of 6,610 and 6,539 thousand in options outstanding, respectively. These amounts were excluded since their inclusion would be anti-dilutive.

12. Stockholders’ Equity

Shares of common stock outstanding were as follows:

	2010	2009
	(In thousands)
Beginning Balance at July 1,	103,222	103,217
Shares issued for exercised options	—	5
Shares issued to related party for additional investment	18,182	—
Shares issued to related party for promissory note	—	—
Shares repurchased	—	—

Ending balance at June 30,	121,404	103,222

On April 12, 2010, the Company entered into subscription agreements with each of (a) William T. Comfort, III, chairman of the Company’s Board, and (b) Meudon Investments, a New York limited partnership whose general partner, James A. Urry, is another of the Company’s Board. Pursuant to the subscription agreements, Mr. Comfort purchased 12,121,212 shares of the Company’s common stock at a purchase price of $0.33 per share or $4.0 million in total and Meudon Investments purchased 6,060,606 shares of the Company’s common stock at a purchase price of $0.33 per share or $2.0 million in total. Upon closing the deal on April 26, 2010, the Company issued 18,181,818 of its common stock and received all of the total proceeds of $6.0 million in total proceeds. Transaction costs associated with the private placement were immaterial.

On March 5, 2008, the Company entered into a Subscription Agreement (the “LDN Stuyvie Subscription Agreement”) with LDN Stuyvie, an entity controlled by the non-executive chairman of our board of directors, William T. Comfort III. Pursuant to the LDN Stuyvie Subscription Agreement, LDN Stuyvie purchased 6,520,374 shares of our common stock, which included 952,381 shares issued for an additional investment in the Company and 5,567,993 shares exchanged for a promissory note, at a purchase price of $1.05 per share or $6.8 million in the aggregate. The aggregate purchase price was satisfied by LDN Stuyvie as follows: (1) payment of $1.0 million in cash; and (2) termination of a $5.2 million promissory note from the Company held by LDN Stuyvie.

Reverse Stock Split

At the May 12, 2010 Annual Meeting for fiscal year 2009, the stockholders of the Company approved and adopted an amendment to the Company’s Certificate of Incorporation to effect the Reverse Stock Split at a ratio of not less than one for ten and not more than one for thirty and a grant of discretionary authority to the Board of Directors to effect the Reverse Stock Split at any time prior to the Annual Meeting of the Company’s stockholders for the fiscal year 2010. As of June 30, 2010, the Company’s Board of Directors has not authorized a Reverse Stock Split.

Treasury Stock

Repurchased shares of the Company’s common stock are held as treasury shares until they are reissued. When the Company reissues treasury stock, if the proceeds from the sale are more than the average price the Company paid to acquire the shares, the Company records an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price the Company paid to acquire the shares, the Company records a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount. The Company does not hold any treasury shares as of June 30, 2010 and 2009.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13. Stock Compensation Plans

Stock Options Plan

On May 6, 2005, the Company established the J.L. Halsey Corporation 2005 Equity Based Compensation Plan, which it amended with the First Amendment, effective as of May 6, 2005 (together, the “Original Equity-Based Compensation Plan”). Subsequently, the Board adopted the Second Amendment to the Original Equity-Based Compensation Plan (the “Second Amendment”) and, on May 13, 2009, the Company’s stockholders ratified the Second Amendment (the Second Amendment, together with the Original Equity-Based Compensation Plan, the “Equity-Based Compensation Plan”). The Equity-Based Compensation Plan authorizes the granting of stock options and stock-based awards to employees, directors, and certain consultants. Stock options issued in connection with the Equity-Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of the Company’s common stock at the date of grant. Stock options generally become exercisable over a four year vesting period and expire 10 years from the date of the grant. The effect of the Second Amendment was to increase the number of shares of Common Stock that may be issued in connection with awards granted under the Equity-Based Compensation Plan from 13,200,000 shares to 17,200,000 shares, thereby increasing the number of shares available for future awards under the Equity Based Compensation Plan by 4,000,000 shares. At June 30, 2010, there were 5.6 million shares available for future issuance under the Equity-Based Compensation Plan.

On July 9, 2009, the Company’s Compensation Committee modified the exercise price of 3,429,499 outstanding stock option awards granted to 178 employees, including executives, by exchanging each employee stock option with an exercise price greater than $0.50 for a stock option with a $0.50 exercise price on a one share-to-one share basis. The other terms of the stock option awards such as the commencement date and vesting schedule remained unchanged. The Company used the binomial lattice pricing model and the following assumptions to determine the fair value of the repriced options:

Expected Volatility	78%
Expected term of the option	4.5 years
Risk-free interest rates	0.47 - 3.44%
Expected dividends	—

Total additional stock-based compensation expense associated with the modification was $99 thousand of which $69 thousand was recognized in fiscal year 2010. The remaining $30 thousand in unamortized stock-based compensation expense will be recognized over the remaining vesting period of the unvested stock options.

The following table summarizes stock option activity from July 1, 2008 to June 30, 2010:

	Number of options	Weighted-Average Exercise Price
	(In thousands)
Outstanding at July 1, 2008	11,305	$0.58
Granted	2,122	$0.49
Exercised	(5)	$0.46
Forfeited/expired	(2,837)	$0.74

Outstanding at June 30, 2009	10,585	$0.52
Granted	4,244	$0.46
Forfeited/expired	(3,224)	$0.47

Outstanding at June 30, 2010	11,605	$0.41

As of June 30, 2010, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on June 30, 2010 which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2010, the Company had 10,325,487 options vested or expected to vest with a weighted average exercise price of $0.39 and a weighted average remaining contractual term of 6.4 years. As of June 30, 2010, unamortized compensation cost related to stock options was $1.0 million. The cost is expected to be recognized over a weighted-average period of 2.8 years.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes stock options outstanding and exercisable options as of June 30, 2010:

Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number of Options Exercisable
	(In thousands)		(In thousands)
$0.30	4,925	4.85	4,925
$0.40	1,050	9.90	—
$0.46	60	2.05	60
$0.47	17	7.01	6
$0.50	5,553	8.29	1,619

Total	11,605		6,610

Weighted average exercise price per share			$0.41

The Company recognizes total stock-based compensation expenses, including employee stock awards and purchases under stock purchase plans, in accordance with the standards established by FASB.

The following table summarizes the allocation of stock-based compensation expense:

	Fiscal Year Ended June 30,
	2010	2009
	(In thousands)
Cost of revenues	$231	$74
General and administrative	70	106
Research and development	15	73
Sales and marketing	129	394

Total	$445	$647

The Company recognizes stock-based compensation expenses on a straight-line basis over the requisite service period of the award which is generally four years.

The weighted average fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table:

	Fiscal Year Ended June 30,
	2010	2009
Weighted average fair value of options at grant date	$0.19	$0.19
Expected Volatility	78 - 79%	53 - 78%
Expected term of the option	4.5 years	4.5 years
Risk-free interest rates	1.97 - 2.35%	1.72 - 3.22%
Expected dividends	—	—

The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in the Company’s peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on the Company’s peer group’s common stock, the Company’s historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact the Company has no intention of paying dividends in the near term.

LYRIS INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Retirement Plans

The Company has a defined contribution 401(k) Plan covering substantially all of its employees. Beginning September 2006, the Company began making matching contributions to the 401(k) Plan. During fiscal year 2009, due to difficult business conditions and the economic downturn, the Company discontinued the 401(k) matching plan program. As such, in fiscal year 2010, there was no employee related expense associated with the Company’s 401(k) contribution match program. During fiscal years 2009 and 2008, employee related expenses associated with the Company’s 401(k) contribution match program were approximately $250 thousand and $290 thousand, respectively.

Annual Incentive Bonus

On August 1, 2008, Annual Incentive Bonus plan (the “Bonus Plan”) was approved by the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”). Under this Bonus Plan certain key employees, including the named executive officers are eligible to receive cash bonus payments following each fiscal quarter. The objectives of the Bonus Plan include aligning the eligible participants’ performance with the Company’s business goals to reward and retain high performing key employees, and to attract high quality employees to the Company.

14. Commitments and Contingencies

The Company’s commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. The Company has also entered into capital leases in connection with acquiring computer equipment for its data center operations which is included in property and equipment. The Company used a 5.25% interest rate to calculate the present value of the future principal payments and interest expense related to its capital leases. Additionally, in the ordinary course of business, the Company enters into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
2011	$1,193	$112	$73	$1,378	$153	$1,531
2012	1,226	115	54	1,395	151	1,546
2013	895	29	—	924	82	1,006
2014	742	—	—	742	—	742
2015	658	—	—	658	—	658
Thereafter	506	—	—	506	—	506

Total	$5,220	$256	$127	$5,603	$386	$5,989

Less amounts representing interest					(25)

Present value minimum lease payments					$361
Less short-term portion					(138)

Long-term portion					$223

The Company occupy’s the majority of its facilities under non-cancellable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases totaled $1.4 million and $1.1million during fiscal years 2010 and 2009, respectively.

Legal claims

From time to time, the Company is a party to litigation and subject to claims incident to the ordinary course of business, including customer disputes, breach of contract claims, and other matters. Although the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such litigation and claims will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. Due to the inherent uncertainties of such litigation and claims, the Company’s view of such matters may change in the future.

15. Subsequent Events

On July 23, 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. Pursuant to the Agreement, the Company will acquire up to 30% of SiteWit’s capitalization on a fully diluted basis, based upon the achievement of product development milestones through fiscal year 2011. The Company paid $500 thousand in cash at the signing of the Agreement, and will invest an additional $500 thousand upon the achievement of the milestones. As part of this investment, the Company received the right to designate a board member of SiteWit. The Company also entered into a Strategic Partnership Agreement with SiteWit regarding the development and marketing of other services.

On August 19, 2010, the Company issued a press release announcing that Luis A. Rivera had resigned from his positions as President and Chief Executive Officer of the Company and the board of directors (“Board”) had appointed Wolfgang Maasberg as the Company’s new President and Chief Executive Officer and as a member of the Board. The resignation and the appointment occurred on August 18, 2010. Mr. Rivera will continue to serve as a member of the Board. Under the terms of Mr Rivera’s separation and release agreement, he was paid an amount equal to all wages, salary, bonuses, reimbursable expenses and, accrued vacation in the amount of $31 thousand at the date of separation. In addition, Mr. Rivera was paid $375 thousand (1.5 times his base salary) in accordance with the terms of his employment agreement. The Company repurchased 170,000 shares of common stock from Mr. Rivera at the then market price of $0.33 for a total payment of $56 thousand. The Company also amended the Mr. Rivera’s stock option agreement to extend the period in which he may exercise unexercised vested shares from ninety (90) days to one year following the date of his resignation. The Company will incur approximately $0.2 million in total stock-based compensation costs in fiscal year 2011 as a result of modifying the terms of Mr. Rivera’s stock option award.

In August 2010, the Company’s management initiated a reorganization plan (“Plan) to align the Company’s organization structure with its current market position. According to the Plan, the Company expects to incur approximately $0.4 million in severance cost in connection with the termination of 41 employees. The Plan is expected to be completed in the first quarter of fiscal year 2011.

On September 15, 2010, the Company entered into the Sixth Amendment to Amended and Restated Loan and Security Agreement (“Amendment”) with Comerica Bank (“Bank”). The Amendment revises the terms of the Amended and Restated Loan and Security Agreement (“Agreement”) between the Company and Bank, as amended, as follows: (1) amending the definition of EBITDA to include in EBITDA severance related expenses of $1.1 million incurred in August 2010; (2) waiving compliance with the EBITDA financial covenant under the Agreement for the August 2010 measuring period, the terms of which the Company was not in compliance with due to severance and related expenses incurred in August 2010; and (3) requiring the Company to maintain EBITDA not less than specified amounts. The new EBITDA minimum requirements, which are measured on a trailing six months basis, are as follows:

Measuring Period Ending	Minimum Trailing Six Month EBITDA
9/30/2010	$(850,000)
10/31/2010	$(1,125,000)
11/30/2010	$(1,200,000)
12/31/2010	$(1,150,000)
1/31/2011	$(850,000)
2/28/2011	$(500,000)
3/31/2011	$1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of June 30, 2010, there were no changes in our internal control over financial reporting during the fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of June 30, 2010, the end of our fiscal year. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment of our internal control over financial reporting as of June 30, 2010, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual report.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Operating Officer and Chief Financial Officer, does not expect that our disclosure control or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Our directors are as follows:

Name of Director	Age	Title	Annual Meeting at which Term Ends
Andrew Richard Blair	77	Director	2011
William T. Comfort, III	44	Director, Chairman of the Board of Directors	2010
Nicolas De Santis Cuadra	44	Director	2011
Wolfgang Maasberg	38	Director, Chief Executive Officer	2010
Luis A. Rivera	38	Director	2012
James A. Urry	56	Director	2012

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

Wolfgang Maasberg joined our Board on August 18, 2010. Prior to joining our Board, he served as Vice President Sales, Americas, of the Omniture business unit at Adobe Systems since its January 2010 acquisition of Omniture. From May 2005 to January 2010, Mr. Maasberg served in various senior sales management positions at Omniture, including most recently as Senior Vice President Sales, Americas. Mr. Maasberg began his career at Dell Computer in 1997. In 2000 he joined FIT Technologies as Vice President of Sales. Prior to Omniture he held sales and sales leadership responsibilities at Coremetrics (recently acquired by IBM) where he finished as Regional Vice President of Sales, North America.

Luis A. Rivera has been a director since June 25, 2007. He served as our Chief Executive Officer from May 2007 to August 2010, and served as our Interim Chief Executive Officer and President beginning in January 2007. From May 2005 until his appointment as Interim Chief Executive Officer, Mr. Rivera had served as our Chief Operating Officer. From 2003 through 2005, Mr. Rivera was the General Manager of Lyris Technologies, Inc. From 2001 through 2003, Mr. Rivera was the Director of Sales of Lyris. From 1999 through 2001, Mr. Rivera served as Director of International Sales of Turbolinx, an open source technology company. Mr. Rivera is a graduate of Claremont McKenna College.

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

Our certificate of incorporation provides that the Board is divided into three classes, designated Class I, Class II and Class III. Directors serve for staggered terms of three years each. Messrs. Blair and De Santis Cuadra currently serve as Class I directors, whose terms expire at the Annual Meeting of Stockholders following the 2011 fiscal year. Messrs. Rivera and Urry serve as Class II directors whose terms expire at the Annual Meeting of Stockholders following the 2012 fiscal year. Mr. Comfort and Mr. Maasberg currently serve as Class III director, whose term expires at the Annual Meeting of Stockholders following the 2010 fiscal year.

EXECUTIVE OFFICERS

Our executive officers are as follows:

Name	Age	Title
Wolfgang Maasberg	38	President and Chief Executive Officer
Heidi L. Mackintosh	40	Chief Financial Officer, Treasurer and Secretary
Blaine Mathieu	43	Senior Vice President and Chief Marketing Officer
Ray Polanco	43	Vice President, Client Services

The Executive Officers named above were appointed by the Board to serve in such capacities until their respective successors have been duly appointed and qualified, or until their earlier death, resignation or removal from office.

Biographical information on Mr. Maasberg is set forth above. See “Directors.”

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in such ownership. SEC rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, we believe that the applicable Section 16(a) reporting requirements were complied with for all of the transactions which occurred in the fiscal year ended June 30, 2008 with the following exceptions. In July 2009 and again in May 2010, a Form 4 for Blaine Mathieu, Heidi Mackintosh and Raymond Polanco was not filed in a timely basis.

CODE OF ETHICS

We adopted our Code of Business Conduct and Ethics on September 25, 2003, and it was filed with the SEC as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2003.

STOCKHOLDER NOMINATION

Our Bylaws contain provisions addressing the process by which a stockholder may nominate an individual to stand for election to the Board of Directors at our Annual Meeting. Historically, we have not had a formal policy concerning stockholder recommendations for nominees. Given our size, the Board of Directors does not feel that such a formal policy is warranted at this time. The absence of such a policy, however, does not mean that a reasonable stockholder recommendation will not be considered, in light of our particular needs and the policies and procedures set forth above. Procedures for submitting such stockholder recommendations are set forth under “Stockholder Communications with the Board” below. The Board of Directors will reconsider this matter at such time as it believes that our circumstances, including our operations and prospects, warrant the adoption of such a policy.

Stockholder Communications with the Board

We have no formal process by which stockholders may communicate directly with directors. However stockholders may direct communications intended for the Board of Directors to the Secretary of the Company, at 6401 Hollis St., Suite 125, Emeryville, California 94608. The envelope containing such communication must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication” or “Stockholder-Director Communication” or similar statement that clearly and unmistakably indicates the communication is intended for the Board of Directors. All such communications must clearly indicate the author as a stockholder and state whether the intended recipients are all members of the Board of Directors or just certain specified directors. The Secretary of the Company will make copies of all such communications and circulate them to the appropriate director or directors.

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

Compensation Committee

The Compensation Committee’s purpose is to assist the Board of Directors in determining the compensation of senior management and administering our benefit plans. The Compensation Committee of our Board of Directors (the “Compensation Committee”) currently is composed of Messrs. Comfort and Urry. During fiscal year 2009, the Compensation Committee held two meetings.

The Compensation Committee currently does not have a charter. The Compensation Committee establishes the salaries of all corporate officers, including the named executive officers set forth in the Summary Compensation Table under “Executive Compensation,” and directs and administers our incentive compensation plans. The Compensation Committee also reviews with the Board of Directors its recommendations relating to the future direction of corporate compensation practices and benefit programs. The Compensation Committee does not have the authority to delegate any of its responsibilities. The Compensation Committee may receive recommendations from our Chief Executive Officer or other officers regarding executive compensation and benefits, and may secure the services of our accounting and human resources department in fulfilling its responsibilities. To date, the Compensation Committee has not retained independent advisors in the fulfillment of its responsibilities.

The Board of Directors has determined that all of the members of the Compensation Committee satisfy the independence requirements of the listing standards of The NASDAQ Stock Market. Additionally, Mr. Urry qualifies as a “non-employee director” under applicable SEC rules, and both Mr. Comfort and Mr. Urry qualify as “outside directors” under Section 162(m) of the Code.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes, with respect to our Chief Executive Officer and each of our other named executive officers, information relating to the compensation earned for services rendered in all capacities during fiscal year 2010.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Grants (1) $	Non-Equity Incentive Plan Compensation (2) $	All Other Compensation $	Total $
Luis A. Rivera (3)
Former President and Chief Executive Officer	2010	204,167				161,144	14,615	379,926
	2009	200,000	25,000			131,250	15,811	372,061
Blaine Mathieu (4)
Chief Marketing Officer	2010	226,667			80,809	35,891	367	343,734
	2009	225,000	12,445			29,531	4,693	271,669
Heidi Mackintosh (5)
Chief Financial Officer	2010	220,000			55,766	31,280		307,046
	2009	220,000	8,044			29,320	4,476	261,840

(1)	Reflects the grant date fair value of the awards made in fiscal 2010 in accordance with the standards established by the FASB and the incremental expense associated with the repricing of outstanding option awards described below in the footnotes to the 2010 Outstanding Equity Awards at Fiscal Year-End table. There were no options grants made to the above named executive officers in fiscal year 2009. The assumptions used in the valuation of these awards are set forth in Note 13 to our consolidated audited financial statements for the fiscal year ended June 30, 2010, included in this Annual Report on Form 10-K and do not purport to reflect the value that will be recognized by the named executive officers upon the sale of the underlying securities. The vesting provisions of these options are also described in the footnotes to the 2010 Outstanding Equity Awards at Fiscal Year-End table below.

(2)	These compensation awards were awarded by the Compensation Committee as Company Performance Bonus awards under our bonus plan (our bonus plan is discussed in greater detail in the narrative following the Summary Compensation Table) for fiscal year 2010. The amounts of these compensation awards represent amounts equal to 64% of the individual bonus potentials for Mr. Rivera and Mr. Mathieu and 63% of the individual bonus potential for Ms. Mackintosh. For the second, third and fourth quarters of fiscal 2009, the amounts of these compensation awards represent 70% of the individual bonus potentials for each of the individuals.

(3)	Pursuant to Mr. Rivera’s employment agreement, the Company paid the employee portion of his healthcare benefit premiums an amount equal to $14,615 in fiscal year 2010 and $12,961 in fiscal year 2009. In addition, Mr. Rivera received $2,850 in fiscal 2009 as the Company’s matching contribution to his individual 401(k) plan contribution. Mr. Rivera resigned from his positions as President and Chief Executive Officer on August 18, 2010.

(4)	Mr. Mathieu’s compensation under Option Grants above consists of $56,430 as the grant date fair value for options granted in fiscal year 2010 and $24,379 as the incremental value of the repricing of his options on July 9, 2009 that is described below in the footnotes to the 2010 Outstanding Equity Awards at Fiscal Year-End table. Mr. Mathieu received $4,693 in fiscal year 2009 as the Company’s matching contribution to his individual 401(k) plan contribution.

(5)	Ms. Mackintosh’s compensation under Option Grants above consists of $44,955 as the grant date fair value for options granted in fiscal year 2010 and $10,811 as the incremental value of the repricing of her options on July 9, 2009 described below in the footnotes to the 2010 Outstanding Equity Awards at Fiscal Year-End table. Ms. Mackintosh received $4,476 in fiscal year 2009 as the Company’s matching contribution to her individual 401(k) plan contribution.

Compensation Philosophy and Objectives

Our compensation programs and policies focus mainly on retaining and attracting employees necessary to operate the acquired subsidiaries and grow our business. To date, we have not undertaken a formal study to determine whether compensation paid to our executives is competitive with that of our competitors. Instead, the Compensation Committee has focused on one-on-one negotiations with our executives at the time of hire for the purpose of recruiting the executive in order to assemble an executive team that will develop and implement our long-term strategic goals.

Employment Agreements/Arrangements

We have entered into employment agreements with our named executive officers. The employment agreements have the following general terms.

Wolfgang Maasberg. Effective August 18, 2010, we entered into an employment agreement with Wolfgang Maasberg in connection with his appointment to serve as our President and Chief Executive Officer. The term of the agreement is for three years and will automatically extend for one year at the end the initial term of the agreement and at the end of each annual extension term unless 90 days prior written notice is given prior to the end of the term. The initial base salary under the agreement is $350,000 and Mr. Maasberg is eligible to receive an annual cash bonus of up to $100,000. We agreed to pay Mr. Maasberg a sign on bonus of $10,000 per month for each month he remains an employee for up to 18 months. In addition, Mr. Maasberg received an award of options to purchase 1,500,000 shares of our common stock, par value $0.01 per share, at an exercise price of $0.33 per share that vest over four years, with 25% of the total number of shares subject to the option vesting on August 18, 2011, and the remainder vesting in equal installments of 1/12 of the total number of shares subject to the option on each three-month anniversary thereafter. We awarded Mr. Maasberg 4,500,000 restricted stock units (“RSUs”) that vest over four years, with 25% vesting on August 18, 2011, and the remainder vesting in equal installments of 1/12 of the total number of shares subject to the RSU on each three-month anniversary thereafter. Additionally, we agreed to pay Mr. Maasberg relocation payments not to exceed $94,500. Mr. Maasberg is eligible to participate in any of the Company’s employee benefit plans to the extent applicable generally to our other employees.

The employment agreement also provides for certain payments to Mr. Maassberg described in greater detail below in the section titled “Potential Payments upon Termination or Change in Control.”

Luis A. Rivera. Effective May 12, 2005, Lyris Technologies, Inc., our wholly owned subsidiary, entered into an employment agreement with Luis A. Rivera, to serve as President and Chief Executive Officer. The term of the agreement was for five years and expired on May 12, 2010. The initial annual base salary under the agreement was $200,000, which was raised to $250,000 on May 27, 2010 and Mr. Rivera was eligible to receive a quarterly performance bonus based on our profitability. In addition, Mr. Rivera received an award of options to purchase 3,600,000 shares of our Common Stock, par value $0.01 per share, at an exercise price of $0.30 per share that vested ratably on a quarterly basis over four years from the date of grant. Mr. Rivera was also eligible to participate in any “Investment Plans” and “Welfare Plans” (as defined in the employment agreement) to the extent applicable generally to our other employees.

Mr. Rivera resigned from the Company effective August 18, 2010 and was entitled to certain severance payments under the terms of his employment agreement. The severance payments to Mr. Rivera are described in greater detail below in the section titled “Potential Payments upon Termination or Change in Control.”

Mr. Rivera is subject to non-competition and non-solicitation provisions for a twelve month period following his termination and ongoing confidentiality and non-disparagement obligations.

Blaine Mathieu. Effective November 1, 2007, Lyris Technologies, Inc. entered into an agreement with Blaine Mathieu to serve as Senior Vice President of Marketing. The initial base salary under the agreement was $210,000 , which was raised to $235,000 on May 1, 2010. He was also eligible for an incentive bonus of up to $52,500. Mr. Mathieu also received a sign on bonus of $50,000 subject to repayment of one hundred percent of the bonus if he was terminated for cause or voluntarily terminated with in the first nine months of his employment and subject to repayment of fifty percent of the bonus if he was terminated for cause or voluntarily terminated with in the first eighteen months of his employment. In addition, Mr. Mathieu received an award of options to purchase 450,000 shares of our Common Stock at an exercise price of $1.30 per share. Twenty-five percent of the shares underlying the option vest on November 1,2008, which is the first anniversary of his date of hire and the remaining 75% vest in equal quarterly installments on the last day of each calendar quarter, provided that the fourth anniversary of his date of hire will be considered the last day of the quarter for vesting purposes. Mr. Mathieu is also eligible to participate in the Company’s benefit plans to the extent applicable generally to our other employees. On February 19, 2008, Mr. Mathieu was granted an award of options to purchase 250,000 shares of our Common Stock at an exercise price of $0.89 per share, which will vest in four equal annual installments beginning February 19, 2009. On January 19, 2010, Mr. Mathieu was granted an award of options to purchase 150,000 shares of our Common Stock at an exercise price of $0.50 per share, which will vest 25% on January 19, 2011 and the remaining 75% in equal quarterly installments on the last day of each calendar quarter provided that the fourth anniversary of the grant date shall be deemed to be the last day of the calendar quarter for vesting purposes. On May 24, 2010 Mr. Mathieu was granted an award of options to purchase 150,000 shares of our Common Stock at an exercise price of $0.40 per share, which will vest in four equal annual installments beginning May 24, 2011. The employment agreement also provided for certain severance payments to Mr. Mathieu described in greater detail below in the section titled “Potential Payments upon Termination or Change of Control.”

Heidi Mackintosh. Effective April 15, 2008, Lyris Technologies, Inc. entered into an agreement with Heidi Mackintosh to serve as Chief Financial Officer. The initial base salary under the agreement was $220,000 and she was also eligible for an incentive bonus of up to $49,500. In addition, Ms. Mackintosh received an award of options to purchase 400,000 shares of our Common Stock at an exercise price of $0.83 per share. Twenty-five percent of the shares underlying option vest on May14, 2009, which is the first anniversary of her employment starting date and the remaining 75% vest in equal quarterly installments on the last day of each calendar quarter, provided that the fourth anniversary of her starting date will be considered the last day of the quarter for vesting purposes. Ms. Mackintosh is also eligible to participate in the Company’s benefit plans to the extent applicable generally to our other employees. On January 19, 2010, Ms. Mackintosh was granted an award of options to purchase 150,000 shares of our Common Stock at an exercise price of $0.50 per share, which will vest 25% on January 19, 2011 and the remaining 75% in equal quarterly installments on the last day of each calendar quarter provided that the fourth anniversary of the grant date shall be deemed to be the last day of the calendar quarter for vesting purposes. On May 24, 2010 Ms. Mackintosh was granted an award of options to purchase 100,000 shares of our Common Stock at an exercise price of $0.40 per share, which will vest in four equal annual installments beginning May 24, 2011. The employment agreement also provided for certain severance payments to Ms. Mackintosh described in greater detail below in the section titled “Potential Payments upon Termination or Change of Control.”

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

Under the bonus plan, participants are eligible to receive bonuses during each bonus year based on individual performance and our Company’s performance. With respect to bonuses based on individual performance, all or a portion of a bonus may be based on the participant’s attainment of individual performance objectives, as may be determined by the Compensation Committee. Participants are also eligible to receive all or a portion of their bonuses based on the following Company performance criteria: (1) net new monthly hosted revenue additions (2) total revenue; and (3) corporate earnings before interest, taxes, depreciation and amortization (the “Company Performance Bonus”). The bonus plan is to be administered under the direction of the Compensation Committee and, therefore, the Compensation Committee may select additional criteria for the Company Performance Bonus. For each bonus plan year, the Compensation Committee will establish the percentage to use for each of the criteria that comprise the Company Performance Bonus, such that participants are aware of the relative importance of each criterion in determining any Company Performance Bonuses. To the extent the Company exceeds performance targets participants are eligible for additional bonus awards.

In fiscal year 2010, because of the difficult economic environment, the Company did not achieve the performance targets established by the Compensation Committee. Because of this the Compensation Committee awarded a fixed bonus pool for the Company’s executives, including the named executives. The bonuses for the first, second and third quarters of fiscal year 2010 were 55%, 63% and 78% of the bonus amounts that would have been awarded had we achieved our performance targets. In the fourth fiscal quarter of 2010, the bonus pool targeted 61% however Ms. Mackintosh’s bonus was 57% and Mr. Mathieu’s bonus was 59% so that certain executives other than named executives could receive bonuses higher than the targeted bonuses for their accomplishments. In the first fiscal quarter of 2009, bonuses were awarded at the discretion of the Compensation Committee. For the second, third and fourth quarters of 2009, only the criteria for the Company performance bonus were used to determine bonuses for our named executive officers. The criteria for the Company performance bonus were weighted as follows: (1) net new monthly hosted revenue additions-50% (2) total revenue-20%; and (3) corporate earnings before interest, taxes, depreciation and amortization-20%.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects outstanding stock options held by the named executive officers as of June 30, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #		Market Value of Shares or Units of Stock That Have Not Vested ($)
Wolfgang Maasberg
President and Chief Executive Officer			1,500,000	(1)	0.33	8/18/2020	4,500,000	(2)	1,485,000	(3)
Luis A. Rivera
Former President and Chief Executive Officer	3,600,000	(4)			0.30	5/6/2015
Blaine Mathieu
Chief Marketing Officer	290,625		159,375	(5)	0.50	11/21/2017
	125,000		125,000	(6)	0.50	2/19/2018
	—		150,000	(7)	0.50	1/19/2020
	—		150,000	(8)	0.40	5/24/2020
Heidi Mackintosh
Chief Financial Officer	216,667		183,333	(9)	0.50	5/9/2018
	—		150,000	(7)	0.50	1/19/2020
	—		100,000	(8)	0.40	5/24/2020

(1)

The Compensation Committee granted these options to Mr. Maasberg on August 18, 2010. The awards will vest over four years, with 25% of the total number of shares vesting on August 18, 2011, and the remainder vesting in equal installments of  1/12 of the total number of shares subject to the option on each three-month anniversary thereafter.

(2)

Mr. Maasberg was awarded 4,500,000 Restricted Stock Units (“RSUs”) as part of his employment agreement. The RSUs will vest over four years, with 25% of the total number of shares subject to the RSU vesting on August 18, 2011, and the remainder vesting in equal installments of  1 /12 of the total number of shares subject to the RSU on each three-month anniversary thereafter.

(3)	Value is calculated by multiplying the number of restricted stock units that have not vested by the closing market price of our stock ($0.33) as of the close of trading on August 18, 2010.

(4)	The Compensation Committee granted this option to Mr. Rivera on May 6, 2005, and is now fully vested. As part of his terms of resignation, Mr. Rivera has until August 18, 2011 to exercise this option.

(5)	The Compensation Committee granted this option to Mr. Mathieu on November 1, 2007. Twenty-five percent of the shares underlying the option vest and became exercisable on November 1, 2008 and the remaining 75% vest and become exercisable vest and become exercisable in equal quarterly installments on the last day of each calendar quarter thereafter, provided that November 1, 2012 will be considered the last day of the quarter for vesting purposes. The exercise price of this option was reduced from $1.30 to $0.50 on July 9, 2009.

(6)	The Compensation Committee granted these options to Mr. Mathieu on February 19, 2008. The awards vest and became exercisable in four equal annual installments beginning on February 19, 2009. The exercise price of this option was reduced from $0.89 to $0.50 on July 9, 2009.

(7)	The Compensation Committee granted these options to Mr. Mathieu and Ms. Mackintosh on January 19, 2010. Twenty-five percent of the shares underlying the options vest and become exercisable on January 19, 2011 and the remaining 75% vest and become exercisable in equal quarterly installments on the last day of each calendar quarter thereafter, provided that January 19, 2014 will be considered the last day of the quarter for vesting purposes.

(8)	The Compensation Committee granted these options to Mr. Mathieu and Ms. Mackintosh on May 24, 2010. The awards vest and become exercisable in four equal annual installments beginning on May 24, 2011.

(9)	The Compensation Committee granted this option to Ms. Mackintosh on May 9, 2008. Twenty-five percent of the shares underlying the options vest and became exercisable on May 9, 2009 and the remaining 75% vest and become exercisable in equal quarterly installments on the last day of each calendar quarter thereafter, provided that May 9, 2012 will be considered the last day of the quarter for vesting purposes. The exercise price of this option was reduced from $0.83 to $0.50 on July 9, 2009.

PENSION BENEFITS, NONQUALIFIED DEFERRED COMPENSATION AND OTHER RETIREMENT BENEFITS

We do not sponsor or maintain either a defined benefit plan or a nonqualified deferred compensation plan for the benefit of our employees.

All executive officers are eligible to participate in our 401(k) plan and other benefit programs as described below. All executive officers are eligible to participate in the group health and 401(k) plans under the same terms and conditions as all other employees with the exception that, by the terms of his employment contract, the Company pays the employee contribution under our healthcare plan for our Chief Executive Officer, Wolfgang Maasberg. We disclose the amounts paid by the Company in the Summary Compensation Table and the related footnotes above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Mr. Maasberg. Pursuant to his employment agreement, in the event Mr. Maasberg’s employment is terminated for Cause or is separated from service to the Company for any reason other than his resignation for Good Reason, Mr. Maasberg will be to be entitled to the following:

•	any unearned but unpaid base salary;

•	Other unpaid vested amounts or benefits under the compensation, incentive and benefit plans of the Company in which he participates; and

•	Any unreimbursed business expenses.

Mr. Maasberg’s agreement also provides for additional payments in the event of a change of control of the Company, as more specifically defined in his employment agreement. In the event of his separation from employment by the Company without Cause or for Good Reason within six months prior to a change in control, and provided that Mr. Maasberg delivers a general release of claims in favor of the Company, Mr. Maasberg would receive the following benefits in addition to the items mentioned above:

•	Lump sum payment equal to twelve months of his then-current base salary;

•	Lump sum payment equal to his target bonus, prorated based on the number of days out of the applicable year he was employed by the Company prior to his separation from service.;

•	Lump sum payment of his guaranteed bonus of $30,000 for fiscal year 2011;

•

Reimbursement for any monthly COBRA premium payments made by him for himself and his dependents in the twelve months following his separation from service; provided however, that such COBRA reimbursements will terminate when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment; and

•	Immediate vesting of 50% of all then-unvested shares subject to his option agreement and the RSUs provided, however, that this will cease to apply after August 18, 2012.

In the event of Mr. Maasberg’s separation of employment by the Company without Cause or for good Reason within six months prior to and twelve months following a change of control, also subject to Mr. Maasberg’s delivery of a general release, Mr. Maasberg will receive all the termination payments set forth above (other than the 50% vesting acceleration), and 100% of his then unvested shares subject to his option agreement and the RSUs shall immediately accelerate and become exercisable or be settled, as applicable.

Upon a change in control, 100% of Mr. Maasberg’s then unvested shares subject to his option agreement and 50% of the then unvested shares subject to the RSUs shall immediately accelerate and become exercisable or be settled, as applicable.

“Cause” is defined in Mr. Maasberg’s employment agreement to mean (i) his continued failure to perform (other than by reason of death or illness or other physical or mental incapacity) his duties and responsibilities as assigned by the Board, which is not remedied within 30 days’ written notice from the Company, (ii) a material breach by Mr. Maasberg of the employment agreement or the Proprietary Information and Inventions Agreement , which is not cured within 10 days’ written notice from the Company (if such breach is susceptible to cure), (iii) Mr. Maasberg’s gross negligence or willful misconduct, which is injurious to the Company or its reputation, (iv) Mr. Maasberg’s material violation of a material Company policy including its Code of Business Conduct, which is not cured within 10 days’ written notice from the Company (if such violation is susceptible to cure), (v) fraud, embezzlement or other material dishonesty with respect to the Company, (vi) conviction of a crime constituting a felony or conviction of any other crime involving fraud, dishonesty or moral turpitude or (vii) failing or refusing to cooperate, as reasonably requested in writing by the Company, in any internal or external investigation of any matter in which the Company has a material interest (financial or otherwise) in the outcome of the investigation.

“Change in Control” is defined in Mr. Maasberg’s employment agreement to mean (i) a sale, conveyance, exchange or transfer in which any non-current stockholder becomes the beneficial owner of more than fifty (50%) percent of the total voting power of all the then outstanding voting securities; (ii) a merger, consolidation or reorganization of the Company; (iii) a sale of substantially all of the assets of the Company or a liquidation or dissolution of the Company; (iv) a change in the composition of the Board occurring within a one-year period, as a result of which fewer than a majority of the directors are incumbent directors; or (v) any other transactions or series of related transactions occur which have substantially the same effect as the transactions specified in any of the preceding subsections (i)-(iv).

“Good Reason” is defined in Mr. Maasberg’s employment agreement to mean any material breach of this Agreement by the Company or the occurrence of any one or more of the following without Mr. Maasberg’s prior express written consent: (i) a material diminution in his authority, duties or responsibilities; (ii) a diminution in his base salary other than a reduction which is part of an across-the board reduction in the salaries of all senior executives of the Company; or (iii) the Company moves its primary location more than fifty (50) miles from its Emeryville headquarters.

The above description is a summary of the potential payments upon termination or change of control, and are fully qualified by the full text of the employment agreement, which has been filed with the SEC.

Mr. Rivera. Pursuant to his employment agreement, in the event Mr. Rivera’s employment is terminated for good reason or without cause, Mr. Rivera was to be entitled to the following

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

At the end of fiscal year 2010, these provisions would have entitled Mr. Rivera to $375,000 plus any other amounts accrued but not yet paid. Mr. Rivera’s agreement also provides that any amounts, payments, entitlements and benefits earned, accrued or owing but not yet paid will be made in the event of his death or disability or if his employment is terminated for cause. Mr. Rivera’s agreement did not contain a provision for additional payment based on a change of control.

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

Mr. Rivera resigned as President and Chief Executive Officer effective August 18, 2010. Under the terms of Mr. Rivera’s separation and release agreement, he was paid an amount equal to all wages, salary, bonuses, reimbursable expenses and, accrued vacation in the amount of $31,023. In addition, Mr. Rivera was paid $375,000 (1.5 times his base salary) in accordance with the terms of his employment agreement. The Company repurchased 170,000 shares of common stock from Mr. Rivera at the then market price of $0.33 for a total payment of $56,100. The Company also amended Mr. Rivera’s stock option agreement to extend the period in which he may exercise unexercised vested shares from ninety (90) days to one year following the date of his resignation.

Mr. Mathieu. Pursant to his employment agreement, in the event Mr. Mathieu’s employment is terminated without cause, we will pay to Mr. Mathieu an amount equal to six months of his current annual base salary at the time of termination. At the end of fiscal year 2010, this provision would have entitled Mr. Mathieu to $117,500, plus any other amounts accrued but not yet paid. Mr. Mathieu’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform. Mr. Mathieu’s agreement also provides that if the Company is acquired or undergoes a change of control, or if his employment is terminated without Cause, any unvested options shall immediately vest.

Under the terms of the agreement: “cause” means (a) the failure of Mr. Mathieu to perform his obligations and duties to the satisfaction of us, (b) commission by Mr. Mathieu of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Mr. Mathieu of certain sections of our Proprietary Information and Inventions Agreement (“PIAA”), (d) the failure of Mr. Mathieu to carry out, or comply with, in any material respect, any directive of the Board consistent with the terms of the PIAA, which in the case of each situation above is not remedied within 15 days after receipt of written notice from us or our Board, or (e) the conviction of Mr. Mathieu of (or a plea of nolo contendere to) any felony or any crime involving moral turpitude.

Ms. Mackintosh. Ms. Mackintosh’s agreement provides that, in the event her employment is terminated without cause, we shall pay to Ms. Mackintosh an amount equal to six months of her current annual base salary at the time of termination. At the end of fiscal year 2010, this provision would have entitled Ms. Mackintosh to $110,000, plus any other amounts accrued but not yet paid. Ms. Mackintosh’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: “cause” means (a) the failure of Ms. Mackintosh to perform her obligations and duties to the satisfaction of us, (b) commission by Ms. Mackintosh of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Ms. Mackintosh of certain sections of our PIAA, (d) the failure of Ms. Mackintosh to carry out, or comply with, in any material respect, any directive of the Board consistent with the terms of the PIAA, which in the case of each situation above is not remedied within 15 days after receipt of written notice from us or our Board, or (e) the conviction of Ms. Mackintosh of (or a plea of nolo contendere to) any felony or any crime involving moral turpitude.

The 2005 Plan, described below under “Equity Compensation Plan Information”, gives the Compensation Committee the discretion to vest options outstanding under the 2005 Plan upon the occurrence of a change in control. In addition to the accelerated vesting described above for Mr. Mathieu, the option agreements for each of the named executive officers provide that within one year following the occurrence of a change in control, if the executive’s employment is terminated without cause by us, or with good reason by the executive (in each case, as defined in the option agreement), any options that would have become exercisable on or prior to the one year anniversary following the termination shall become immediately exercisable and shall remain exercisable until the earlier of the first anniversary of the termination of employment or the earlier expiration of the option in accordance with its terms. If a qualifying termination had occurred on June 30, 2010, such an acceleration of vesting would have resulted in the following for our named executive officers: no additional shares for Mr. Rivera; 584,375 shares for Mr. Mathieu; and 433,333 shares for Ms. Mackintosh. There was no value associated with accelerated vesting relating to Mr. Rivera since his options vested prior to June 30, 2010. No value has been assigned to such a potential vesting acceleration for Mr. Mathieu or Ms. Mackintosh because the exercise price of each of Mr. Mathieu’s and Ms. Mackintosh’s options exceeds the $0.34 closing prince of our common stock on June 30, 2010.

COMPENSATION OF DIRECTORS

We provide each non-employee director with an annual retainer of $25,000. Each non-employee director receives a fee of $1,000 per meeting attended, plus out-of-pocket expenses. In addition, non-employee members of Board committees receive a fee of $1,000, plus out-of-pocket expenses, for each non-telephonic committee meeting attended that is not scheduled in conjunction with a meeting of the full Board, and a fee of $500, plus out-of-pocket expenses, for each non-telephonic committee meeting attended in conjunction with a meeting of the full Board and for each telephonic meeting of any committee of the Board. Our executive officers do not receive additional compensation for serving on the Board. Mr. Comfort and Mr. Urry have waived all retainers and fees for their services.

Director Compensation Table

The table below summarizes the compensation paid to our independent directors for the fiscal year ended June 30, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Compensation ($)	Total ($)
Andrew Richard Blair (1)	27,000	—	27,000
William T. Comfort III (2)	—	—	—
Nicolas De Santis Cuadra (1)	27,000		27,000
James A. Urry (2)	—	—	—
Luis Rivera (3)	—	—	—

(1)	Fees consist of a $25,000 annual retainer and additional payments for four telephonic Audit Committee meetings.

(2)	Messrs. Comfort and Urry have waived all retainers and fees.

(3)	Mr. Rivera was an employee during fiscal year 2010 and therefore received no compensation for his service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities related in (a)) (c)
Equity compensation plans approved by security holders	10,585,182	$0.52	6,614,818
Equity compensation plans not approved by security holders		—	—

Total	10,585,182	$0.52	6,614,818

We established the 2005 Plan on May 6, 2005. The 2005 Plan provides for grants of stock options and stock-based awards to our employees, directors, and consultants. Stock options issued in connection with the 2005 Plan are granted with an exercise price per share equal to the fair market value of a share of our Common Stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly or annually and all within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 17,200,000. At June 30, 2010, there were 6,614,818 shares available for grant under the 2005 Plan.

On July 9, 2009, the Compensation Committee unilaterally cancelled all outstanding compensatory options to purchase Common Stock held by current employees (including the named executive officers) with exercise prices in excess of $0.50 per share (the “Cancelled Options”). The Compensation Committee immediately replaced the Cancelled Options with options to purchase Common Stock with an exercise price of $0.50 per share (the “Replacement Options”). Otherwise, the terms of the Replacement Options are identical in all respects to the Cancelled Options, including the identical number of underlying shares of Common Stock, the same vesting schedule and the same vesting commencement date.

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of August 31, 2010 by:

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

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares
LDN Stuyvie Partnership (b)	42,453,126	35.0%
William T. Comfort, III (c)	56,074,338	46.2%
James A. Urry (d)	7,560,606	6.2%
Luis A. Rivera (e)	3,600,000	3.0%
Andrew Richard Blair (f)	1,002,200	*
Blaine Mathieu (g)	443,750	*
Heidi Mackintosh (h)	241,667	*
Nicolas De Santis Cuadra	120,968	*
Wolfgang Maasberg
All directors and executive officers as a group (9 persons)(i)	69,101,404	55.0%

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock.

(a)	Information as to the interests of the directors and officers has been furnished in part by them. The inclusion of information concerning shares held by or for their spouses or children or by corporations or other entities in which they have an interest does not constitute an admission by such persons of beneficial ownership thereof. Unless otherwise indicated, the address of each director and officer listed is 6401 Hollis St., Suite 125, Emeryville, CA 94608.

(b)

LDN Stuyvie Partnership is a limited partnership, the sole general partner of which is William T. Comfort III, our Chairman of the Board. The address of LDN Stuyvie Partnership is 127-131 Sloane St., 4th Floor, Liscartan House, SWIX 9AS, London, UK.

(c)	Includes shares held by LDN Stuyvie Partnership, of which Mr. Comfort is sole general partner.

(d)	Does not include the 42,453,126 shares beneficially owned by LDN Stuyvie Partnership, of which Mr. Urry’s spouse is a partner. Mr. Urry’s spouse has no dispositive or voting authority with respect to the shares beneficially owned by LDN Stuyvie Partnership, and Mr. Urry disclaims beneficial ownership of such shares.

(e)	Represents 3,600,000 shares of Common Stock subject to stock options held by Mr. Rivera on August 31, 2010 and exercisable within 60 days thereafter.

(f)	The shares reported by Mr. Blair consist of 825,000 shares owned by Mr. Blair and his wife, 60,000 owned by the Freimark, Blair & Co. pension fund and 117,200 owned by the Blair Family Trust. Mr. Blair disclaims beneficial ownership of 27,600 of the shares owned by the Freimark, Blair & Co. pension fund and the entire 117,200 shares are owned by the Blair Family Trust.

(g)	Includes 443,750 shares of Common Stock subject to stock options held by Mr. Mathieu on August 31, 2010 and exercisable within 60 days thereafter.

(h)	Includes 241,667 shares of Common Stock subject to stock options held by Ms. Mackintosh on August 31, 2010 and exercisable within 60 days thereafter.

(i)	Represents the shares of common stock owned and shares of common stock subject to stock options that are exercisable within 60 days after August 31, 2010 for the 8 directors and officers in the table above. They also include an additional 57,875 shares of common stock subject to stock options that are exercisable within 60 days after August 31, 2010 held by another executive officer. The denominator used to calculate percentage of outstanding shares has been adjusted for the fore mentioned options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Employment Agreement

Effective August 18, 2010, Lyris, Inc. entered into an employment agreement with Wolfgang Maasberg to serve as President and Chief Executive Officer, and as a director of the Company. See “Item 11. Executive Compensation – Employment Agreements/Arrangements” for a summary of the terms of this agreement. The employment agreement also provides for certain severance payments to Mr. Maasberg described in greater detail above in “Item 11. Executive Compensation – Potential Payments upon Termination or Change in Control.”

Separation Agreement

On August 18, 2010 the Company entered into a separation agreement and release agreement with Luis Rivera. Mr Rivera resigned from his positions as President and Chief Executive Officer but retained his position as a director of the company. See “Item 11: Executive Compensation - Potential Payments upon Termination or Change in Control” for a summary of the terms of the separation agreement.

Subscription Agreements

On April 12, 2010, the Company entered into subscription agreements with each of (a) William T. Comfort, III, Chairman of the Board, and (b) Meudon Investments, a New York limited partnership whose general partner, James A. Urry, is another of the Company’s directors. Pursuant to the subscription agreements, Mr. Comfort purchased 12,121,212 shares of the Company’s common stock at a purchase price of $0.33 per share or $4,000,000 in the aggregate and Meudon Investments purchased 6,060,606 shares of the Company’s common stock at a purchase price of $0.33 per share or $2,000,000 in the aggregate.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors. Under these agreements, we are obligated to indemnify the directors to the fullest extent permitted under the Delaware General Corporation Law for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by them in any action or proceeding arising out of their services as a director. We believe that these indemnification agreements are helpful in attracting and retaining qualified directors.

Related Person Transaction Procedures

Related person transactions are transactions in which we are a participant where the amount involved exceeds $120,000, and a member of our Board, an executive officer or a holder of more than 5% of our common stock has a direct or indirect material interest.

To date we have not adopted a formal written policy with respect to review and approval of such related-party transactions. However, in practice all such related-party transactions are reported to, and approved by, the full Board. Factors considered by the Board when deliberating such transactions include:

•	whether the terms of such transaction are fair to us;

•	whether the transaction are consistent with, and contribute to, our growth strategy; and

•	what impact, if any, such transaction will have on the transfer restrictions currently in place with respect to our Common Stock.

The agreements and transactions listed above (other than the indemnification agreements) were all approved by the full Board.

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

The Board has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above, and has affirmatively determined that the following non-employee directors are independent: Messrs. Blair, Comfort, De Santis Cuadra and Urry.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees billed for professional audit services rendered to Lyris, Inc. by an independent accountant, Burr Pilger Mayer, Inc., during fiscal year 2010 and 2009:

	Fiscal Year Ended June 30,
	2010	2009
	(In thousands)
Audit fees (1)	$225	$287
Audit related fees (2)	15	19

Total	$240	$306

(1)	Represents fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	Represents fees for professional services rendered in connection with the audit of our 401(k) benefit plan annual financial statements.

The Audit Committee of the Board of Directors has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose. Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings. In situations where it is impractical to wait until the regularly scheduled quarterly meeting, the Audit Committee may delegate authority to approve the audit, audit-related, tax and other services to a member of the committee up to a certain pre-determined level as approved by the Audit Committee. During fiscal years 2010 and 2009, respectively, our Audit-Related fees as described above were not pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The financial statements filed as part of this Annual Report at Item 8 are listed in the Financial Statements and Supplementary Data on page 41 of this Annual Report. All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

b)	The following documents are filed or incorporated by reference as exhibits to this Report:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number

2(a)	Stock Purchase Agreement by and among Commodore Resources, Inc., Lyris Technologies, Inc., John Buckman, Jan Hanford, The John Buckman and Jan Hanford Trust and the Company, for certain limited purposes contained therein, dated May 6, 2005.	8-K	5/12/05	2.1

2(b)	Agreement and Plan of Merger by and among Commodore Resources (Nevada), Inc., Halsey Acquisition Delaware, Inc, Uptilt Inc., David Sousa, in his capacity as Representative, and the Company, dated October 3, 2005.	8-K	10/14/05

2(c)	Agreement and Plan of Merger, dated as of August 16, 2006, by and among the Company, Commodore Resources (Nevada), Inc., Halsey Acquisition California, Inc., ClickTracks Analytics, Inc., the Shareholders listed therein and John Marshall (as representative)	8-K	8/22/06	2.1

2(d)	Share Purchase Agreement, dated August 18, 2006, by and among 1254412 Alberta ULC, an unlimited liability company formed under the laws of the Province of Alberta, the Company, Krista Lariviere, Chris Adams, 1706379 Ontario Inc., a corporation formed under the laws of the Province of Ontario and 1706380 Ontario Inc., a corporation formed under the laws of the Province of Ontario.	8-K	8/22/06	2.2

3(a)(i)	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3(a)(ii)	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3(a)(iii)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3(a)(iv)	Certificate of Ownership and Merger, merging Lyris, Inc. with and into J.L. Halsey Corporation .	8-K	10/31/07	3.1

		Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number

3(b)(i)	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007.	8-K	2/21/07	3.2

3(b)(ii)	Amendment to the First Amended and Restated Bylaws of the Company, effective February 14, 2007.	8-K	2/21/07	3.1

10(a)(i)†	J. L. Halsey Corporation 2005 Equity-Based Compensation Plan.	8-K	5/12/05	10.1

10(a)(ii)†	First Amendment to the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan.	10-K	9/26/07	4(a)(ii)

10(a)(iii)†	Second Amendment to the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan.	8-K	6/22/09	10.1

10(b)(i)†	Form of Nonstatutory Stock Option Agreement under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan.	8-K	5/12/05	10.2

10(b)(ii)†	Form of Notice of Restricted Stock Unit Award and Award Agreement (Restricted Stock Units) to the Lyris, Inc. 2005 Equity-Based Compensation Plan.	8-K	9/20/10	99.3

10(c)†	Employment Agreement effective May 12, 2005, between Lyris and Luis A. Rivera.	10-K	9/28/05	10(l)

10(d)†	Employment Agreement effective May 12, 2005, between Lyris and Robb Wilson.	10-K	9/26/07	10(j)

10(e)†	Executive Employment Agreement effective August 18, 2010, between Lyris and Wolfgang Maasberg.	8-K	9/20/10

10(f)†	Agreement effective August 18, 2010, between Lyris and Luis Rivera	8-K	9/20/10	99.2

10(g)(i)	Subscription Agreement effective April 12, 2010 by and between Lyris, Inc. and Meudon Investments.	8-K	4/13/2010	10.1

10(g)(ii)	Subscription Agreement effective April 12, 2010 by and between Lyris, Inc. and William Ty Comfort, III.	8-K	4/13/2010	10.2

10(h)†	Form of Indemnification Agreement.	8-K	3/30/09	10.1

10(i)*	Stock Purchase Agreement effective as of July 23, 2010, by and between SiteWit Corp. and Lyris, Inc.

10(j)(i)	Amended and Restated Loan and Security Agreement effective as of March 6, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	3/11/08	10.1

10(j)(ii)	First Amendment to Amended and Restated Loan and Security Agreement effective as of July 30, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	8/4/08	10.1

10(j)(iii)	Waiver Letter from Comerica Bank, dated September 12, 2008, related to a violation of Section 6.7(b)(ii) of the Amended and Restated Loan and Security Agreement, dated as of March 6, 2008, by and among Comerica Bank, Lyris, Inc., Lyris Technologies, Inc and Commodore Resources (Nevada), Inc.	8-K	9/15/08	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number

10(j)(iv)	Second Amendment to Amended and Restated Loan and Security Agreement effective as of December 31, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	1/6/09	10.1

10(j)(v)	Third Amendment to Amended and Restated Loan and Security Agreement effective as of June 19, 2009, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	6/22/09	10.1

10(j)(vi)	Fourth Amendment to Amended and Restated Loan and Security Agreement effective as of October 23, 2009, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	10/27/09	10.1

10(j)(vii)	Fifth Amendment to Amended and Restated Loan and Security Agreement effective as of May 6, 2010, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	5/7/10	10.1

10(j)(viii)	Sixth Amendment to Amended and Restated Loan and Security Agreement effective as of September 15, 2010, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	09/16/10	10.1

10(k)†	Restricted Stock Award Agreement, dated October 11, 2005, by and between the Company and Nicolas DeSantis Cuadra.	8-K	10/14/05	10.1

14	Code of Business Conduct and Ethics, adopted by the Company on September 25, 2003.	10-K	9/29/03	14

21*	Subsidiaries of the Company.

23.1*	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification

*	Filed herewith

†	Indicates management contracts or compensatory plans, contracts or arrangements in which any director or named executive officer participates.

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

Dated: September 22, 2010

LYRIS, INC.

By:	/s/ Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William T. Comfort, III	Chairman of the Board and Director	September 22, 2010
(WILLIAM T. COMFORT, III)

/s/ Luis A. Rivera	Director	September 22, 2010
(LUIS A. RIVERA)

/s/ Andrew Richard Blair	Director	September 22, 2010
(ANDREW RICHARD BLAIR)

/s/ Nicolas Desantis Cuadra	Director	September 22, 2010
(NICOLAS DESANTIS CUADRA)

/s/ James A. Urry	Director	September 22, 2010
(JAMES A. URRY)

/s/ Wolfgang Maasberg	Chief Executive Officer (Principal Executive Officer)	September 22, 2010
(WOLFGANG MAASBERG)	and President

/s/ Heidi L. Mackintosh	Chief Financial Officer (Principal Financial and	September 22, 2010
(HEIDI L. MACKINTOSH)	Accounting Officer), Secretary and Treasurer