Form 10-Q
period 2010-09-30
LYRIS, INC.
filed 2010-11-12
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

121,233,700 shares of $.01 Par Value Common Stock as of October 31, 2010

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30, 2010	June 30, 2010 (1)
ASSETS
Current assets:
Cash and cash equivalents	$482	$492
Accounts receivable, less allowances of $869 and $768, respectively	5,798	7,173
Prepaid expenses and other current assets	986	965
Deferred income taxes	778	750
Deferred financing fees	20	23

Total current assets	8,064	9,403
Property and equipment, net	3,707	3,738
Intangible assets, net	6,904	7,635
Goodwill	18,707	18,707
Other long-term assets	876	352

TOTAL ASSETS	$38,258	$39,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,697	$3,593
Revolving line of credit - short-term	1,360	—
Capital lease obligations - short-term	152	138
Income taxes payable	51	47
Deferred revenue	4,142	4,274

Total current liabilities	9,402	8,052
Other long-term liabilities	842	835
Capital lease obligations - long-term	213	223

TOTAL LIABILITIES	10,457	9,110

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; 121,234 and 121,404 issued and outstanding shares at September 30, 2010 and June 30, 2010, respectively	1,212	1,214
Additional paid-in capital	264,463	264,222
Accumulated deficit	(238,054)	(234,841)
Cumulative foreign currency translation adjustment	180	130

Total stockholders’ equity	27,801	30,725

TOTAL LIABILITIES AND STOCKSHOLDERS’ EQUITY	$38,258	$39,835

(1)	Derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended June 30, 2010.

See accompanying Notes to Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
Revenues:
Subscription revenue	$7,648	$8,266
Other services revenue	1,945	1,949
Software revenue	518	612

Total revenues	10,111	10,827

Cost of revenues:
Subscription, software and other services	5,804	4,411
Amortization of developed technology	351	433

Total cost of revenues	6,155	4,844

Gross profit	3,956	5,983

Operating expenses:
General and administrative	2,572	2,045
Research and development	318	720
Sales and marketing	3,799	3,291
Amortization of customer relationships and trade names	500	499

Total operating expenses	7,189	6,555

Loss from operations	(3,233)	(572)
Interest income	5	—
Interest expense	(8)	(87)
Other income	19	—

Loss from operations before income taxes	(3,217)	(659)
Income tax (benefit) provision	(4)	138

Net loss	$(3,213)	$(797)

Basic and diluted:
Net loss per share	$(0.03)	$(0.01)

Weighted average shares used in calculating net loss per common share	121,386	103,222

See accompanying Notes to Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended September 30,
	2010	2009
Cash Flow from Operating Activities:
Net loss	$(3,213)	$(797)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	297	191
Depreciation	277	286
Amortization of intangible assets	744	932
Amortization of capitalized development cost	107	—
Provision for bad debt	235	366
Deferred income tax benefit	(28)	(33)
Changes in assets and liabilities:
Accounts receivable	1,140	(573)
Prepaid expenses and other assets	(18)	96
Accounts payable and accrued expenses	114	842
Deferred revenue	(133)	(140)

Net cash (used in) provided by operating activities	(478)	1,170

Cash Flows from Investing Activities:
Purchases of property and equipment	(110)	(63)
Capitalized software cost	(207)	(230)
Payments for equity investment	(525)	—

Net cash (used in) investing activities	(842)	(293)

Cash Flows from Financing Activities:
Principal payments under capital lease obligations	(34)	—
Purchase of treasury stock	(56)	—
Proceeds from debt and credit arrangements	2,989	548
Payment of debt and credit arrangements	(1,629)	(956)

Net cash provided by (used in) financing activities	1,270	(408)

Effect of exchange rate changes on cash and cash equivalents	40	(6)

Net change in cash and cash equivalents	(10)	463

Cash and cash equivalents, beginning of period	492	619

Cash and cash equivalents, end of period	$482	$1,082

Supplemental cash flow information:
Cash paid for interest	$5	$87
Cash paid for taxes	$38	$28
Supplemental disclosure of non-cash transactions:
Property and equipment acquired under capital lease	$40	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

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

Fiscal Year

The Company’s fiscal year ends on June 30. References to fiscal year 2011, for example, refer to the fiscal year ended June 30, 2011.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on September 22, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year. There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity.

During the second quarter of fiscal year 2010, the Company modified its operating allocation methodology and retroactively reclassified the first quarter of fiscal year 2010 amounts for comparability purposes. This operating expense allocation methodology modification was based on business judgment and planning needs to improve financial reporting. The Company allocates overhead such as rent, insurance cost, employee related costs, utilities and property taxes based on headcount. This reclassification did not have any impact on the Company’s consolidated net loss per share. The effect of the reclassification on the previously reported condensed consolidated statement of operation is reflected in the table below:

	Three Months Ended September 30, 2009
	Reclassified Balance	Change	As Previously Reported
		(In thousands)
Cost of revenue	$4,844	$633	$4,211
General and administrative	2,045	(1,009)	3,054
Research and development	720	—	720
Sales and marketing	3,291	376	2,915

Total	$10,900	$—	$10,900

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, and certain other accrued liabilities approximate their fair values, due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying amounts of capital lease obligations approximate their fair value. The revolving line of credit approximates fair value due to its market interest rate and short-term nature.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of September 30, 2010, the Company used Level 1 assumptions for its cash equivalents, which are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted market for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of September 30, 2010, the Company did not have any Level 2 financial assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of September 30, 2010, the Company did not have any significant Level 3 financial assets or liabilities.

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

Subscription and Other Services Revenue

The Company generates services revenue from several sources, including hosted software for use by customers (subscription revenue), professional services and technical support (maintenance) services. The Company recognizes subscription revenue monthly based on the usage defined in the agreement. The Company records amounts that have been invoiced in accounts receivable and recognized in revenue or deferred revenue depending on whether the revenue recognition criteria have been met. Thus, the Company invoices excess usage and recognizes it as revenue when incurred.

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

In October 2009, the FASB amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated;

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Require an entity to allocate revenue to an arrangement using the estimated selling prices (“ESP”) of deliverables if it does not have VSOE or third-party evidence (“TPE”) of selling price.

Valuation terms are defined as set forth below:

•	VSOE — the price at which the element is sold in a separate stand-alone transaction

•	TPE — evidence from the Company or other companies of the value of a largely interchangeable element in a transaction

•	ESP — the Company’s best estimate of the selling price of an element in a transaction

The Company elected to adopt this accounting guidance for the current fiscal year ending June 30, 2011 on a prospective basis for multiple-element arrangements that include subscription services and professional services. The implementation resulted in and immaterial difference in revenue recognized and additional disclosures that are included below.

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The Company’s professional services have standalone value because the Company has established VSOE for determining fair value for professional services based on the consistency in pricing when sold separately. The Company’s subscription services have standalone value as such services are often sold separately. However, the Company uses ESP to determine fair value for its subscription services when sold in a multiple-element arrangement as the Company does not have VSOE for these subscription services and TPE is not a practical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. The Company determined ESP of fair value for subscription services based on the following:

•

The Company has defined processes and controls to ensure its pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information, management establishes or modifies the pricing.

•	The Company analyzed subscription services and professional services pricing history in multiple-element arrangements and, based on actual pricing trends it established ESP.

For transactions entered into prior to July 1, 2010 that include both subscription and professional services that the Company cannot support standalone value, the related professional services revenues are recognized ratably over the remaining subscription term. For professional services sold separately from subscription services, the Company recognizes professional service revenues as delivered. Expenses associated with delivering all professional services are recognized as incurred when the services are performed. Associated out-of-pocket travel costs and expenses related to the delivery of professional services are typically reimbursed by the customer and are accounted for as both revenue and expense in the period the cost is incurred.

For transactions entered into or materially modified after July 1, 2010, the Company allocates consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For the three months ended September 30, 2010, the impact on the Company’s revenue under the new accounting guidance as compared to the previous methodology was in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably.

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

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determines VSOE based on actual prices charged for standalone sales of maintenance. To accomplish this, the Company tracks sales for the maintenance product when sold on a standalone basis for a one year term and compares to sales of the associated licensed software product.

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

The Company recognizes revenue from its professional services at the time of delivery of the service. It established professional services VSOE based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, the Company defers the full value of the arrangement and recognizes it ratably over the term of the agreement.

Note 2 - Other Long-term Assets

	As of September 30,
	2010	2009
	(In thousands)
Other long-term assets	$876	$352

During the first quarter of fiscal year 2011, the Company entered into a Stock Purchase Agreement (the “SiteWit Agreement”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. The Company invested in SiteWit to secure the right to use its technology. Pursuant to the SiteWit Agreement, the Company will acquire up to 30% of SiteWit’s capitalization on a fully diluted basis, based upon the achievement of product development milestones through fiscal year 2011. The Company paid $0.5 million in cash at the signing of the SiteWit Agreement and will invest an additional $0.5 million upon the achievement of the milestones. As part of this investment, the Company received the right to designate a board member of SiteWit. The Company also entered into a Strategic Partnership Agreement with SiteWit regarding the development and marketing of other services. The Company recorded this investment at cost and will use the equity method of accounting to account for any future activity associated with this investment.

Note 3 - Credit Facility

On September 15, 2010, the Company entered into the Sixth Amendment to Amended and Restated Loan and Security Agreement (“Amendment”) with Comerica Bank (“Bank”). The Amendment revises the terms of the Amended and Restated Loan and Security Agreement (“Loan Agreement”) between the Company and Bank, as amended, as follows: (1) amending the definition of EBITDA to include in EBITDA severance and related expenses of $1.1 million incurred in August 2010; (2) waiving compliance with the EBITDA financial covenant under the Loan Agreement for the August 2010 measuring period, the terms of which the Company was not in compliance with due to severance and related expenses incurred in August 2010; and (3) requiring the Company to maintain EBITDA not less than specified amounts. The new EBITDA minimum requirements, which are measured on a trailing six months basis, are as follows:

Measurement Period Ending	Minimum Trailing Six Month EBITDA
9/30/2010	$(850,000)
10/31/2010	$(1,125,000)
11/30/2010	$(1,200,000)
12/31/2010	$(1,150,000)
1/31/2011	$(850,000)
2/28/2011	$(500,000)
3/31/2011	$1

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s outstanding borrowings totaled $1.4 million with $2.6 million in available credit remaining as of September 30, 2010. Borrowings under the line of credit are secured by the Company’s assets. As of September 30, 2010, the Company was in compliance with the terms of the Amendment which matures on April 30, 2012.

Note 4 - Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2010 and 2009 were 0.0% and 20.9%, respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to the Company’s actual income tax provisions for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	%	2009	%
	(In thousands)
Expected federal income tax expense at the statutory rate	$(1,126)	(35%)	$(231)	(35.0%)
State income taxes, net of federal benefit	(4)	0.1%	71	10.8%
Utilization of NOL carryover	—	0.0%	207	31.4%
Amortization of intangible assets	260	8.1%	(326)	(49.5%)
Other, net	866	26.8%	417	63.2%

Income tax provision	$(4)	0.0%	$138	20.9%

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

Note 5 - Comprehensive Loss

The following table shows the computation of total comprehensive loss:

	Three Months Ended September 30,
	2010	2009
	(In thousands)
Net loss	$(3,213)	$(797)
Foreign currency translation adjustments	49	27

Total comprehensive loss	$(3,164)	$(770)

Other comprehensive loss includes gains and (losses) on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

Note 6 - Net Loss per Share

Accounting standards established by the FASB require the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities. Dilutive net (loss) per common share is the same as basic net (loss) per common share since the effect of potentially dilutive securities are antidilutive.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended September 30,
	2010	2009
	(In thousands)
Net loss	$(3,213)	$(797)
Basic and dilutive:
Weighted average shares outstanding:	121,386	103,222

Basic and diluted:

Net loss per share	$(0.03)	$(0.01)

Potentially anti-dilutive stock options of 6,648,000 and 6,030,000 were excluded in the dilutive loss per common share calculation for the three months ended September 30, 2010 and 2009, respectively.

During the first quarter of fiscal year 2011, Luis Rivera resigned from his positions as President and Chief Executive Officer of the Company. In accordance with the terms of his termination agreement, the Company repurchased 170,000 shares of common stock from Mr. Rivera at the then market price of $0.33 for a total payment of $56 thousand. The cost of these treasury shares were recorded as a reduction to stockholders’ equity and represent the total treasury stock held by the Company as of September 30, 2010. The Company also amended Mr. Rivera’s stock option agreement to extend the period in which he may exercise unexercised vested shares from ninety (90) days to one year following the date of his resignation. See discussion of corresponding stock-based compensation expense below.

Note 7 - Stock-Based Compensation

Stock Options

The Company recognizes stock-based compensation costs, including employee stock awards and purchases under stock purchase plans, at the grant date fair value of the award. Determining the fair value of stock-based awards at the grant date requires judgment. Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be impacted.

The following table summarizes the allocation of stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(In thousands)
Cost of revenues	$32	$29
General and administrative	233	55
Research and development	—	50
Sales and marketing	32	57

Total	$297	$191

For the three months ended September 30, 2010, total stock-based compensation expense included $254 thousand in expense related to stock options and $43 thousand in expense related to restricted stock units. For the three months ended September 30, 2009, total stock-based compensation expense of $191 thousand related stock options only since the Company did not have any unvested restricted stock outstanding during this period. The Company determines the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in the Company’s peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on the Company’s peer group’s common stock, the Company’s historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact the Company has no intention of paying dividends in the near term.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended September 30, 2010.

The Company recorded stock-based compensation expense associated with common stock options of $254 thousand and $191 thousand for the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, unamortized stock-based compensation expense associated with common stock options was $1.2 million. The Company expects to recognize this cost over a weighted-average period of 2.9 years.

	Number of options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2010	11,605	$0.41
Granted	1,500	$0.33
Forfeited/expired	(748)	$0.49

Outstanding at September 30, 2010	12,357	$0.39	8.3

Vested and expected to vest at September 30, 2010	9,976	$0.38	6.5

Exercisable at September 30, 2010	6,648	$0.35	5.2

As of September 30, 2010, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on September 30, 2010 which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of options granted during the three months ended September 30, 2010 and 2009 was $0.20 per option and $0.34 per option, respectively.

During the first quarter of fiscal year 2011, Luis Rivera resigned from his positions as President and Chief Executive Officer of the Company. In addition to purchasing 170,000 shares of common stock from Mr. Rivera as previously mentioned, the Company also amended Mr. Rivera’s stock option agreement to extend the period in which he may exercise unexercised vested shares from ninety (90) days to one year following the date of his resignation. As a result of this modification of Mr. Rivera’s stock option award, the Company incurred an additional $0.2 million in stock-based compensation expense during the first quarter of fiscal year 2011.

Restricted Stock Units

On August 18, 2010, Wolfgang Maasberg was appointed President and Chief Executive Officer of the Company and a member of the Board. The Company granted Mr. Maasberg 1,500,000 common stock options and 4,500,000 restricted stock units (“RSU”) as stock-based compensation. Mr. Maasberg’s stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters. Fair value of the stock option award is included in the table above. The $1.5 million fair value of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $0.33 market price. Total expense for RSUs in the first quarter of 2011 was $43 thousand.

Reserved Shares of Common Stock

The Company has reserved 4,842,000 shares of common stock under its 2005 Equity-Based Compensation as of September 30, 2010 for the awarding of future stock options and settlement of outstanding restricted stock units.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Commitments and Contingencies

The Company’s commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. The Company has also entered into capital leases in connection with acquiring computer equipment for its data center operations which is included in property and equipment.

As of September 30, 2010, there have not been any material changes to the Company’s lease commitments and obligations since it filed its Annual Report on Form 10-K for fiscal year ended June 30, 2010.

Legal claims

From time to time, the Company is also a party to other litigation and subject to claims incidental to the ordinary course of business, including customer disputes, breach of contract claims, and other matters. Although the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such litigation and claims will not have a material adverse effect on its business, consolidated financial position, results of operations and cash flows. Due to the inherent uncertainties of such litigation and claims, the Company’s view of such matters may change in the future.

As of September 30, 2010, there have been no material developments in the Company’s litigation matters since it filed its 2010 Annual Report on Form 10-K for fiscal year ended June 30, 2010.

Note 9 - Subsequent Events

On November 7, 2010, Luis Rivera informed the Company’s Board of Directors of his resignation from the Board effective immediately.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position and the impact of the current economic environment on our business. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

Lyris, Inc., (the “Company” or “Lyris”), formerly J.L. Halsey Corporation, is a leading online marketing technology company serving a wide range of customers from the Fortune 500 to the small and medium-sized business market. We offer the industry’s first on-demand, integrated marketing solution, Lyris HQ.

Our SaaS-based (“software-as-a-service”) online marketing solutions and services provide customers with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to customers who use online and mobile channels to communicate with their customers and members.

We offer Lyris HQ, an integrated on-demand marketing suite that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface, as our premier core product. In addition to Lyris HQ, we continue to offer the following separate individual online marketing solutions: Lyris List Manager, our licensed software product for email marketing; EmailLabs, our hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool. We also offer as separate products ClickTracks, our Web analytics product and Lyris Hot Banana, our Web content management software.

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

Financial Results of Operations for the Three Months Ended September 30, 2010 and 2009

Overview

Our financial results for the three months ended September 30, 2010 and 2009 reflect the current adverse economic conditions that continue in most markets around the world, as well as our investment in the expansion of our business.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

On August 19, 2010, we issued a press release announcing that Luis A. Rivera had resigned from his positions as President and Chief Executive Officer of Lyris and the board of directors (“Board”) had appointed Wolfgang Maasberg as Lyris’ new President and Chief Executive Officer and as a member of the Board. The resignation and the appointment occurred on August 18, 2010. Mr. Rivera will continue to serve as a member of the Board. Under the terms of Mr. Rivera’s separation and release agreement, he was paid $31 thousand, an amount equal to all wages, salary, bonuses, reimbursable expenses and, accrued vacation at the date of separation. In addition, Mr. Rivera was paid $375 thousand (1.5 times his base salary) in accordance with the terms of his employment agreement. This severance has been recorded as an operational expense in the first quarter of fiscal year 2011. The Company repurchased 170,000 shares of common stock from Mr. Rivera at the then market price of $0.33 per share for a total payment of $56 thousand. This common stock repurchase was recorded as treasury stock in the first quarter of fiscal year 2011. The Company also amended Mr. Rivera’s stock option agreement to extend the period in which he may exercise unexercised vested shares from ninety (90) days to one year following the date of his resignation. We incurred $0.2 million in total stock-based compensation expense in the first quarter of fiscal year 2011 as a result of modifying the terms of Mr. Rivera’s stock option award.

During the first quarter of fiscal year 2011, management executed a reorganization plan (“Plan”) to align our organization structure with our current market position. In accordance with the Plan, we incurred $0.4 million in severance cost in connection with the termination of 41 employees. Reorganization expenses associated with the Plan have been recorded as operational expenses in the first quarter of fiscal year 2011.

The total cost of the Plan, severance for the former Chief Executive Officer, and recruiting fees and relocation expenses for the newly appointed Chief Executive Officer totaled $1.1 million.

During the first quarter of fiscal year 2011, we entered into a Stock Purchase Agreement (the “SiteWit Agreement”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. We invested in SiteWit to secure our right to use its technology. Pursuant to the SiteWit Agreement, we will acquire up to 30% of SiteWit’s capitalization on a fully diluted basis, based upon the achievement of product development milestones through fiscal year 2011. We paid $0.5 million in cash at the signing of the SiteWit Agreement, and will invest an additional $0.5 million upon the achievement of the milestones. As part of this investment, we received the right to designate a board member of SiteWit. We also entered into a Strategic Partnership Agreement with SiteWit regarding the development and marketing of other services. We recorded this investment at cost and will use the equity method of accounting to account for future activity associated with this investment.

Historically, we have experienced our highest revenue in the second quarter of our fiscal year due to seasonal demand and calendar year-end spending trends. Accordingly, quarterly results are not necessarily indicative of those for an entire fiscal year, and our prior results are not necessarily indicative of our future results.

During the first quarter of fiscal 2011, we appointed a new Chief Executive Officer, scaled-back employee headcount and began redeveloping our organization. Currently, our executive management is the process of determining our organization structure for future growth. As such, our future operational costs are uncertain at this point.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

The following table summarizes our condensed consolidated statements of operations data as a percentage of total revenue for the periods presented:

	Three Months Ended September 30,
	2010	2009
Subscription revenue	75.7%	76.3%
Other services revenue	19.2%	18.0%

Total subscription and services revenue	94.9%	94.3%
Software revenue	5.1%	5.7%

Total revenue	100.0%	100.0%
Cost of revenue	60.9%	44.7%

Gross profit	39.1%	55.3%
Operating expenses:
General and administrative	25.4%	18.9%
Research and development	3.1%	6.7%
Sales and marketing	37.6%	30.4%
Amortization of customer relationships and trade names	4.9%	4.6%

Total operating expenses	71.0%	60.6%

Loss from operations	(31.9%)	(5.3%)
Interest income	0.0%	0.0%
Interest expense	(0.1%)	(0.8%)
Other income	0.2%	0.0%

Loss from operations before income taxes	(31.8%)	(6.1%)
Income tax (benefit) provision	0.0%	1.3%

Net loss	(31.8%)	(7.4%)

Revenue

	Three Months Ended September 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$7,648	$8,266	$(618)	(7%)
Other services revenue	1,945	1,949	(4)	(0%)

Total subscription and services revenues	9,593	10,215	(622)	(6%)

Software revenue	$518	$612	$(94)	(15%)

Total revenue	$10,111	$10,827	$(716)	(7%)

Subscription and Services Revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application, and from customers purchasing additional offerings that are not included in the standard hosting agreement. Subscription revenue accounts for 76% of our total revenue for the three months ended September 30, 2010 and 2009, respectively. Other revenues are derived from related professional services and technical support services, including training and implementation fees.

Total subscription and services revenue decreased by $0.6 million or 6% in the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010 primarily due to the effect of pricing pressures on product renewals. During the first quarter of the fiscal year 2011, subscription revenue decreased by approximately $0.6 million as we continued to experience pricing pressures on our product renewals due in part to the difficult economic environment. Additionally, our maintenance and support revenue decreased by $0.2 million as perpetual license sales continued to decrease. The decrease in subscription and maintenance and support revenue was partially offset by a $0.2 million increase in professional services revenue which resulted from the continued expansion of our professional service and full service offerings to our customers.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Software Revenue

Software revenue remained constant during the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010 even though we continued transitioning customers from a perpetual software license to a hosted subscription software application.

We expect revenue growth and customer growth to resume in the second quarter of fiscal year 2011 since, historically, it has been our strongest quarter for generating revenue and customers; however, we are unable to determine the negative impact that the current economy may have on revenue and customer growth.

Cost of Revenue

Cost of revenue includes expenses primarily related to engineering employee salaries and related costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and allocated overhead costs.

	Three Months Ended September 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$6,155	$4,844	$1,311	27%

Cost of revenue increased by $1.3 million or 27% in the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010 primarily due to an increase in employee-related expenses. Over the past year as we released new Lyris HQ functionality for our customers, we transitioned employee focus from product development to product support and maintenance activities in the production environment. The employee-related costs associated with this resource re-allocation increased cost of revenue and conversely decreased research and development costs.

Gross Profit

	Three Months Ended September 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$3,956	$5,983	$(2,027)	(34%)

Gross profit decreased by $2.0 million or 34% in the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010 primarily due to a decrease in subscription and maintenance and support revenue as well as an increase in cost of revenue resulting from employee-related production cost.

Operating Expenses

During the second quarter of fiscal year 2010, we modified our operating allocation methodology and retroactively reclassified the first quarter of fiscal year 2010 amounts for comparability purposes. This operating expense allocation methodology modification was based on business judgment and planning needs to improve financial reporting. We allocate overhead such as rent, insurance cost, employee-related costs, utilities and property taxes based on headcount. This reclassification did not have any impact on our consolidated net loss per share. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
General and administrative	$2,572	$2,045	$527	26%
Research and development	318	720	(402)	(56%)
Sales and marketing	3,799	3,291	508	15%
Amortization and impairment of customer relationships and trade names	500	499	1	0%

Total operating expenses	$7,189	$6,555	$634	10%

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

General and administrative

General and administrative expense consists primarily of compensation and benefits for administrative personnel, professional services such as consultants, legal fees, and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense increased by approximately $0.5 million or 26% in the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010 primarily due to one-time charges such as severance, recruiting fees and relocation expenses associated with our reorganization of the Company. These additional expenses were offset by a reduction in various operational expenses such as legal and accounting fees, outsourced services and travel and entertainment. Our operational expense savings resulted from our continued cost control efforts.

Research and development

Research and development expense consists of payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development.

Research and development expense decreased by $0.4 million or 56% in the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010 primarily due to the shift in focus of engineering resources from product development to the production environment. Over the past year, we achieved certain product development milestones and made the related product functionality available to our customers resulting in a reduction of research and development costs and an increase in cost of revenue.

Sales and marketing

Sales and marketing expense consists of payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars and other marketing programs.

Sales and marketing expense increased by $0.5 million or 15% in the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010 primarily due to an increase in employee-related expenses. During the first quarter of 2011, we incurred one-time severance related expenses in connection with our reorganization of the company. Our other sales and marketing expenses remained consistent with the same period in the prior year.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expense was consistent with the prior year since our total intangible assets subject to amortization have not changed significantly from the prior year.

Interest expense

	Three Months Ended September 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Interest expense	$(8)	$(87)	$79	(91%)

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Interest expense decreased by approximately $0.1 million or 91% in the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010 as a result of a lower average debt outstanding during the first three months of fiscal year 2011 compared to the same period in fiscal year 2010.

Provision for income taxes

Our effective tax rate was approximately 0.0% and 20.9% for the three months ended September 30, 2010 and 2009, respectively. For additional information about income taxes, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarter Report on Form 10-Q.

Liquidity, Capital Resources and Financial Condition

Cash and Cash equivalents

Our primary source of cash to fund our operations during the first three months of fiscal year 2011 was from the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank which matures on April 30, 2012, (refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for detail information). As of September 30, 2010, our availability under this credit facility was approximately $2.6 million. As of September 30, 2010, our cash and cash equivalents totaled $482 thousand compared to $492 thousand at the end of fiscal year 2010.

Cash flows

	Three Months Ended September 30,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Net cash (used in) provided by operating activities	$(478)	$1,170	$(1,648)	(141%)
Net cash (used in) investing activities	(842)	(293)	(549)	187%
Net cash provided by (used in) financing activities	1,270	(408)	1,678	(411%)
Effect of exchange rate changes on cash	40	(6)	46	(767%)

(Decrease) increase in cash and cash equivalents	$(10)	$463	$(473)	(102%)

Cash flows from operating activities

Net cash flows (used in) provided by operations changed by $1.6 million primarily due to an increase in operational expenses driven by one-time charges such as severance and other costs associated with our reorganization of the company. This increase was partially offset by the change in accounts receivable which resulted from a decrease in the outstanding accounts receivable balance during the quarter ended September 30, 2010.

Cash flows from investing activities

Net cash (used in) in investing increased primarily due to our $0.5 million investment in SiteWit during the first quarter of fiscal year 2011. Other investing activities such as equipment expenditures and the capitalization of software development costs remained constant when compared to the same period in the prior year.

Cash flows from financing activities

Net cash provided by (used in) financing changed by $1.7 million primarily due to $1.4 million in net borrowing under our line-of-credit which was used to finance our reorganization of the company and investment in SiteWit.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

We believe our existing cash and cash equivalents, and anticipated cash provided by operating activities will be sufficient to meet our working capital needs for at least the next year. We anticipate that we will continue to improve our cash flow from operations and continue building our cash reserves. While the first quarter of fiscal year 2011 had its challenges, we still expect we will maintain long-term growth in our hosted revenue offerings, particularly with Lyris HQ, and increased efficiency within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. During the first quarter of fiscal year 2011, we had to draw upon our revolving line of credit to fund certain one-time costs associated with the reorganization of our company. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. For example, on July 23, 2010, we entered into a Stock Purchase Agreement with SiteWit Corp., a privately held company that provides an online marketing search engine to its customers, and paid $500 thousand to Site Wit upon closing the deal. In connection with this agreement, we invested an additional $250 thousand in October 2010 and will invest an additional $250 thousand in SiteWit upon the achievement of certain milestones which are expected to be achieved in fiscal year 2011.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements since we filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Revolving Line of Credit

For summary description of our Comerica Bank Credit Facility, please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee.

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

Subscription and Other Services Revenue

We generate services revenue from several sources, including hosted software for use by customers (subscription revenue), professional services and technical support (maintenance) services. We recognize subscription revenue monthly based on the usage defined in the agreement. We record amounts that have been invoiced in accounts receivable and recognized in revenue or deferred revenue depending on whether the revenue recognition criteria have been met. Thus, we bill excess usage and recognize it as revenue when incurred.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

In October 2009, the FASB amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated;

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•	Require an entity to allocate revenue to an arrangement using the estimated selling prices (“ESP”) of deliverables if it does not have VSOE or third-party evidence (“TPE”) of selling price.

Valuation terms are defined as set forth below:

•	VSOE — the price at which the element is sold in a separate stand-alone transaction

•	TPE — evidence from us or other companies of the value of a largely interchangeable element in a transaction

•	ESP — our best estimate of the selling price of an element in a transaction

We elected to adopt this accounting guidance for our current fiscal year ending June 30, 2011 on a prospective basis for multiple-element arrangements that include subscription services and professional services. The implementation resulted in an immaterial difference in revenue recognized and additional disclosures that are included below.

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our professional services have standalone value because the Company has established VSOE for determining fair value for professional services based on the consistency in pricing when sold separately. Our subscription services have standalone value as such services are often sold separately. However, we use ESP to determine fair value for its subscription services when sold in a multiple-element arrangement as we do not have VSOE for these subscription services and TPE is not a practical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

•

We have defined processes and controls to ensure its pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information, management establishes or modifies the pricing.

•	We analyzed subscription services and professional services pricing history in multiple-element arrangements and, based on actual pricing trends, we established ESP.

For transactions entered into prior to July 1, 2010 that include both subscription and professional services that we cannot support standalone value, the related professional services revenues value are recognized ratably over the remaining subscription term. For professional services sold separately from subscription services, we recognize professional service revenues as delivered. Expenses associated with delivering all professional services are recognized as incurred when the services are performed. Associated out-of-pocket travel costs and expenses related to the delivery of professional services are typically reimbursed by the customer and are accounted for as both revenue and expense in the period the cost is incurred.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

For transactions entered into or materially modified after July 1, 2010, we allocate consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For the three months ended September 30, 2010, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as performed that would have previously been deferred and recognized ratably.

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

ITEM 3.	RESERVED

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

As of September 30, 2010, there were no changes in internal control over financial reporting during the first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8 to the Notes to Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

ITEM 1A.	RISK FACTORS

Careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. This Quarterly Report on Form 10-Q is qualified in its entirety by these risks. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in the Form 10-K and elsewhere in this Form 10-Q. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and a stockholder may lose part or all of its investment.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plan or Program
July 1, 2010 through July 31, 2010	—	—	—	—
August 1, 2010 through August 31, 2010	170,000	$0.33	—	—
September 1, 2010 through September 30, 2010	—	—	—	—

	170,000	$0.33	—	—

(1)	In connection with the resignation of Luis Rivera, our former Chief Executive Officer and President, we repurchased 170,000 shares of our common stock at $0.33 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Date of First Filing	Exhibit Number

3.1	Certificate of Incorporation of the Company.		10-K	9/26/07	3(a)(i)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company.		10-K	9/26/07	3(a)(ii)

3.3	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.		10-K	9/26/07	3(a)(iii)

3.4	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007.		8-K	2/21/07	3.2

10.1	Stock Purchase Agreement effective as of July 23, 2010, by and between SiteWit Corp. and Lyris, Inc.		10-K	9/22/10	10(i)

10.2	Sixth Amendment to Amended and Restated Loan and Security Agreement effective as of September 15, 2010, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.		8-K	09/16/10	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2010

LYRIS, INC.

By:	/s/ Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer and President

By:	/s/ Heidi L. Mackintosh
Heidi L. Mackintosh
Chief Financial Officer