Form 10-Q
period 2010-12-31
LYRIS, INC.
filed 2011-02-09
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-82154

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

121,233,700 shares of $.01 Par Value Common Stock as of February 9, 2011

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended December 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	December 31,	June 30,
	2010	2010 (1)
ASSETS
Current assets:
Cash and cash equivalents	$410	$492
Accounts receivable, less allowances of $1,135 and $768, respectively	5,899	7,173
Prepaid expenses and other current assets	814	965
Deferred income taxes	791	750
Deferred financing fees	17	23

Total current assets	7,931	9,403
Property and equipment, net	3,850	3,738
Intangible assets, net	6,485	7,635
Goodwill	18,707	18,707
Other long-term assets	1,093	352

TOTAL ASSETS	$38,066	$39,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,980	$3,593
Revolving line of credit - short-term	2,054	—
Capital lease obligations - short-term	183	138
Income taxes payable	48	47
Deferred revenue	4,101	4,274

Total current liabilities	9,366	8,052
Other long-term liabilities	843	835
Capital lease obligations - long-term	244	223

TOTAL LIABILITIES	10,453	9,110

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; 121,234 and 121,404 issued and outstanding shares at December 31, 2010 and June 30, 2010, respectively	1,214	1,214
Additional paid-in capital	264,637	264,222
Accumulated deficit	(238,394)	(234,841)
Cumulative foreign currency translation adjustment	156	130

Total stockholders’ equity	27,613	30,725

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,066	$39,835

(1)	Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2010 filed with the SEC.

See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenues:
Subscription revenue	$7,931	$8,664	$15,579	$16,931
Support and maintenance revenue	944	1,055	1,902	2,221
Professional services revenue	882	812	1,869	1,596
Software revenue	577	783	1,096	1,394

Total revenues	10,334	11,314	20,446	22,142

Cost of revenues:
Subscription, support and maintenance, professional services, and software	4,397	4,716	10,201	9,127
Amortization of developed technology	169	434	520	866

Total cost of revenues	4,566	5,150	10,721	9,993

Gross profit	5,768	6,164	9,725	12,149

Operating expenses:
Sales and marketing	3,576	3,303	7,375	6,596
General and administrative	1,733	1,728	4,305	3,773
Research and development	405	740	723	1,460
Amortization of customer relationships and trade names	355	500	855	999

Total operating expenses	6,069	6,271	13,258	12,828

Loss from operations	(301)	(107)	(3,533)	(679)
Interest expense	(25)	(84)	(33)	(171)
Interest income	4	—	9	—
Other income	(32)	1	(13)	1

Loss from operations before income taxes	(354)	(190)	(3,570)	(849)
Income tax (benefit) provision	3	137	(0)	275

Net loss	$(357)	$(327)	$(3,570)	$(1,124)

Basic and diluted:
Net loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares used in calculating net loss per common share	121,234	103,222	121,343	103,222

See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(3,570)	$(1,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	476	353
Depreciation	545	542
Amortization of intangible assets	1,161	1,877
Amortization of capitalized development cost	214	—
Provision for bad debt	575	726
Deferred income tax benefit	(41)	(46)
Changes in assets and liabilities:
Accounts receivable	699	(1,351)
Prepaid expenses and other assets	153	166
Accounts payable and accrued expenses	(621)	553
Deferred revenue	(174)	(75)
Income taxes payable	29	295

Net cash (used in) provided by operating activities	(554)	1,916

Cash Flows from Investing Activities:
Purchases of property and equipment	(332)	(408)
Capitalized software expenditures	(449)	(689)
Payment for equity investments	(737)	—

Net cash used in investing activities	(1,518)	(1,097)

Cash Flows from Financing Activities:
Purchases of treasury stock	(56)	—
Proceeds from debt and credit arrangements	8,878	4,108
Payments of debt and credit arrangements	(6,824)	(5,182)
Payments under capital lease obligations	(19)	(15)

Net cash provided by (used in) financing activities	1,979	(1,089)

Net effect of exchange rate changes on cash and cash equivalents	11	20

Net change in cash and cash equivalents	(82)	(250)

Cash and cash equivalents, beginning of period	492	619

Cash and cash equivalents, end of period	$410	$369

See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Note 1 – Nature of Business and Basis of Presentation

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

The Company was incorporated under the laws of the state of Delaware as J.L. Halsey Corporation and changed its name to Lyris, Inc. in October 2007. The Company has principal offices in Emeryville, California and conducts its business worldwide, with wholly owned subsidiaries in Canada and the United Kingdom, and a subsidiary in Argentina. During the second quarter of fiscal year 2011, the Company commenced its operation in Latin America. The Company’s foreign subsidiaries are generally engaged in providing sales, account management and support, with some product development provided through its Canadian subsidiary.

Fiscal Year

The Company’s fiscal year ends on June 30. References to fiscal year 2011, for example, refer to the fiscal year ended June 30, 2011.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however the company believes that the disclosures included are adequate.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, or fiscal year 2010, filed with the SEC on September 22, 2010. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity. Interim results of operations for the quarter and six months ended December 31, 2010 are not necessarily indicative of results to be expected for the year ending June 30, 2011, or fiscal year 2011, or for any future period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues, expenses and related disclosures during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

During the second quarter of fiscal year 2010, the Company modified its operating expense allocation methodology and retroactively reclassified the prior period amounts for comparability purposes. This operating expense allocation methodology modification was based on business judgment and planning needs to improve financial reporting. The Company allocates overhead such as rent, insurance cost, employee related costs, utilities and property taxes based on headcount. This reclassification did not have any impact on the Company’s consolidated net loss per share.

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

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of December 31, 2010, the Company used Level 1 assumptions for its cash equivalents, which were $410 thousand and $492 thousand at December 31, 2010 and June 30, 2010, respectively. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2010, the Company did not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2010, the Company did not have any significant Level 3 financial assets or liabilities.

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

Subscription and Other Services Revenue

The Company generates services revenue from several sources, including hosted software services bundled with technical support (maintenance) services, and professional services. The Company recognizes subscription revenue in two ways: (1) based on the subscription plan defined in the agreement with specified monthly volume, and (2) based on actual usages at rates specified in the agreement. Additionally, the Company invoices excess usage and recognizes it as revenue when incurred.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) which amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated;

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

Require an entity to allocate revenue to an arrangement using the estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of fair value or third-party evidence (“TPE”) of selling price.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Valuation terms are defined as set forth below:

•	VSOE — the price at which the element is sold in a separate stand-alone transaction

•	TPE — evidence from the Company or other companies of the value of a largely interchangeable element in a transaction

•	ESP — the Company’s best estimate of the selling price of an element in a transaction

The Company adopted ASU No. 2009-13 for the current fiscal year ending June 30, 2011 on a prospective basis for multiple-element arrangements that include subscription services bundled with technical support and professional services. The implementation resulted in an immaterial difference in revenue recognized and additional disclosures that are included below.

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although the Company’s professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since the Company’s subscription services have standalone value as such services are often sold separately, but do not have VSOE, the Company uses ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three and six month ended, September 30, 2010 and December 31, 2010, respectively, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. The Company determined ESP of fair value for subscription services based on the following:

•

The Company has defined processes and controls to ensure its pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information and actual pricing trends, management establishes or modifies the pricing.

•

The Company identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple-element arrangements and those sold on a standalone basis.

•

The Company analyzed the population of items sold by stratifying the population by product type and level, and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value. Additionally, the Company gathered and analyzed sales’ team feedback gained from interaction with customers and similar activities. This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products we offer and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

For transactions entered into or materially modified after July 1, 2010, the Company allocates consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For the three and six months ended September 30, 2010 and December 31, 2010, respectively, the impact on the Company’s revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified within the first three months of fiscal year 2011. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the three and six months ended September 30, 2010 and December 31, 2010, respectively, and is not anticipated to become material for the remainder of fiscal year 2011.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

However, new guidance may result in a material impact in the future, due to the change in other factors affecting the revenue recognition method, as the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period. The Company expects that the new accounting guidance will facilitate its efforts to optimize the sales and marketing of its offerings due to better alignment between the economics of an arrangement and the accounting for that arrangement. Such optimization may lead the Company to modify its pricing practices, which could result in changes in the relative selling prices of its elements, including both VSOE and ESP, and therefore change the allocation of the sales price between multiple elements within an arrangement. However, this will not change the total revenue recognized with respect to the arrangement.

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

For multiple element arrangements entered into prior to July 1, 2010 that include both subscription and professional services and did not meet the separability criteria under the previous guidance, the Company has accounted for as a single unit of accounting. Consistent with the revenue recognition method applied prior to the adoption of ASU No. 2009-13, revenue for these arrangements continues to be recognized ratably over the term of the related subscription arrangement. If the multi-element arrangement is materially modified, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

Software Revenue

The Company enters into certain revenue arrangements for which it is obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, technical (maintenance) support and professional services, the Company allocates and defers revenue for the undelivered elements based on their VSOE. The Company allocates total earned revenue under the agreement among the various elements based on their relative fair value. VSOE exists for all elements of multiple element arrangements. In the event that VSOE cannot be established for one of the elements of multiple element arrangement, the Company will apply the residual method to determine how much revenue for the delivered elements (software licenses) can be recognized upon delivery by assigning VSOE to other elements in multiple element arrangements.

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

The Company recognizes revenue from its professional services as rendered. VSOE for professional services is based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, the Company defers the full value of the arrangement and recognizes it ratably over the term of the agreement.

Note 2 – Other Long-term Assets

	As of Dec 31, 2010	As of June 30, 2010
	(In thousands)
Other long-term assets	$1,093	$352

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

During the first quarter of fiscal year 2011, the Company entered into a Stock Purchase Agreement (the “SiteWit Agreement”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. The Company invested in SiteWit to secure the right to use SiteWit’s online marketing search engine technology. The Company also entered into a Strategic Partnership Agreement with SiteWit regarding the development and marketing of other services. Pursuant to the SiteWit Agreement, the Company will acquire up to 30% of SiteWit’s outstanding stock on a fully diluted basis, based upon the achievement by SiteWit of product development milestones through fiscal year 2011. As of December 31, 2010, the Company owns 22.5% of SiteWit’s outstanding stock on a fully diluted basis. The Company paid $0.5 million in cash at the signing of the SiteWit Agreement and will invest an additional $0.5 million upon the achievement of the milestones. Certain milestones were reached and $0.25 million was invested during the second quarter of fiscal year 2011. As part of the SiteWit agreement, the Company received the right to designate one of SiteWit’s board members, and has designated Wolfgang Maasberg, its Chief Executive Officer and President, to that position. The Company recorded the SiteWit investment at cost and uses the equity method of accounting to account for any future activity associated with this investment. The Company does not have a controlling interest of SiteWit.

The majority of other assets included here, which were $371 thousand and $352 thousand at December 31, 2010 and June 30, 2010, respectively, are other investments accounted for under the equity method of accounting.

Note 3 – Goodwill, Long-lived Assets and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Company’s business combinations accounted for using the acquisition method of accounting.

The following table outlines the Company’s goodwill, by acquisition:

	As of Dec 31, 2010	As of June 30, 2010
	(In thousands)	(In thousands)
Lyris Technologies	$16,505	$16,505
EmailLabs	2,202	2,202

Total	$18,707	$18,707

There was no change in goodwill activity during the six months ended December 31, 2010.

ASC 350 “Intangibles – Goodwill and Other,” or ASC 350, states that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the decline of the company’s stock price from $0.34 as of the date of the Company’s annual impairment test at June 30, 2010, to $0.25 at December 31, 2010, the Company tested the impairment of its goodwill during the quarter ended December 31, 2010. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The fair values calculated in our impairment test are determined using two methods: quoted market price “Market Capitalization Approach” and a Discounted Cash Flow method.

Based on the most recent impairment test conducted on December 31, 2010, the Company has concluded that there was no impairment of goodwill or intangible assets for the six months ended for fiscal year 2011.

Note 4 – Credit Facility

On September 15, 2010, the Company entered into the Sixth Amendment to Amended and Restated Loan and Security Agreement (“Amendment”) with Comerica Bank (“Bank”) which matures on April 30, 2012. The Amendment revised the terms of the Amended and Restated Loan and Security Agreement (“Loan Agreement”) between the Company and Bank, as amended, as follows: (1) amending the definition of EBITDA to include in EBITDA severance and related expenses of $1.1 million incurred in August 2010; (2) waiving compliance with the EBITDA financial covenant under the Loan Agreement for the August 2010 measuring period, the terms of which the Company was not in compliance with due to severance and related expenses incurred in August 2010;

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

and (3) requiring the Company to maintain EBITDA not less than specified amounts. The new EBITDA minimum requirements, which are measured on a trailing six months basis, are as follows:

Measurement Period Ending	Minimum Trailing Six Month EBITDA
1/31/2011	$(850,000)
2/28/2011	$(500,000)
3/31/2011	$1

As of December 31, 2010, the Company was in compliance with the terms of the Loan Amendment.

The Company’s outstanding borrowings totaled $2.1 million with $1.6 million in available credit remaining as of December 31, 2010, an increase of $0.7 million since September 30, 2010. The increase was attributable to a $0.3 million payment to SiteWit for achieving certain product development milestones as outlined in the SiteWit Agreement, please refer to Note 2 – Other Long-term Assets of these Notes to (Unaudited) Condensed Consolidated Financial Statements. The increase was also attributable to a $0.2 million increase in recruiting fees for hiring costs related to new employees and $0.2 million increase to fund our current obligations as our collections of account receivables decreased due to the seasonality of our collection cycle that we historically faced during the second quarter of our fiscal year. Borrowings under the line of credit are secured by the Company’s assets.

Note 5 - Income Taxes

The Company’s effective tax rates for the six months ended December 31, 2010 and 2009 were 0% and 32%, respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to the Company’s actual income tax provisions for the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,
	2010	% of net income	2009	% of net income
Income tax expense at the statutory rate	$(1,215)	(35.0%)	$(254)	(35.0%)
State income taxes, net of federal benefit	(2)	(0.1%)	179	20.5%
Utilization of NOL carryover	—	0.0%	(689)	(79.0%)
Amortization of intangible assets	406	11.4%	653	74.9%
Other, net	812	23.7%	386	51.0%

Income tax provision (benefit)	$1	0.0%	$275	32.4%

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

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Note 6 - Comprehensive Loss

The following table shows the computation of total comprehensive loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net loss	$(357)	$(327)	$(3,570)	$(1,124)
Foreign currency translation adjustments	(24)	35	26	62

Total comprehensive loss	$(381)	$(292)	$(3,544)	$(1,062)

Other comprehensive loss includes gains (losses) on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

Note 7 - Net Loss per Share

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

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net loss	$(357)	$(327)	$(3,570)	$(1,124)

Basic and dilutive:
Weighted average shares outstanding:	121,234	103,222	121,343	103,222

Basic and dilutive:

Net Loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Potentially anti-dilutive stock options of 5,682,000 and 6,908,000 were excluded in the dilutive loss per common share calculation for the quarters ended December 31, 2010 and 2009, respectively.

There was no change in our common stock for the second quarter of fiscal year 2011. During the first quarter of fiscal year 2011, Luis Rivera resigned from his positions as President and Chief Executive Officer of the Company. In accordance with the terms of his termination agreement, the Company repurchased 170,000 shares of common stock from Mr. Rivera at the then market price of $0.33 for a total payment of $56 thousand.

Note 8 - Stock-Based Compensation

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

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cost of revenues	$20	$66	$52	$94
General and administrative	136	62	369	118
Research and development	—	15	—	65
Sales and marketing	23	17	55	76

Total	$179	$160	$476	$353

For the three and six months ended December 31, 2010, total stock-based compensation expense related to stock options included $87 thousand and $341 thousand, respectively, and $92 thousand and $135 thousand, respectively, in expense related to restricted stock units. For the three and six months ended December 31, 2009, total stock-based compensation expense of $160 thousand and $353 thousand, respectively, related only to stock options since the Company did not have any unvested restricted stock outstanding during this period. The Company determines the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in the Company’s peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on the Company’s peer group’s common stock, the Company’s historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact the Company has no intention of paying dividends in the near term.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended December 31, 2010.

As of December 31, 2010, unamortized stock-based compensation expense associated with common stock options was $983 thousand, which the Company expects to recognize over a weighted-average period of 1.76 years.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

	Number of options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2010	11,605	$0.41
Granted	1,500	$0.33
Forfeited/expired	(748)	$0.49

Outstanding at September 30, 2010	12,357	$0.39	8.3

Vested and expected to vest at September 30, 2010	9,976	$0.38	6.5

Exercisable at September 30, 2010	6,648	$0.35	5.2

Outstanding at September 30, 2010	12,357	$0.39	8.3
Granted	1,828	$0.35
Forfeited/expired	(2,873)	$0.42

Outstanding at December 31, 2010	11,312	$0.37	8.4

Vested and expected to vest at December 31, 2010	8,839	$0.36	4.4

Exercisable at December 31, 2010	5,682	$0.37	7.2

As of December 31, 2010, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on December 31, 2010 which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted-average fair values of the options granted under the share option plans was $0.35 per option and $0.50 per option for the three months ended December 31, 2010 and 2009, respectively, and was $0.34 per option and $0.50 per option for the six months ended December 31, 2010 and 2009.

Restricted Stock Units

There was no change in the Company’s Restricted Stock Units for the second quarter of fiscal year 2011. During the first quarter of fiscal year 2011, Wolfgang Maasberg was appointed President and Chief Executive Officer of the Company and a member of the Board. The Company granted Mr. Maasberg 1,500,000 common stock options and 4,500,000 restricted stock units (“RSU”) as stock-based compensation. Mr. Maasberg’s stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters. Fair value of the stock option award is included in the table above. The $1.5 million fair value of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $0.33 market price. Total expense for RSUs for the three and six months ended December 31, 2010 was $92 thousand and $135 thousand, respectively.

As of December 31, 2010, unamortized stock-based compensation expense associated with RSUs was $1.3 million. The Company expects to recognize this cost associated with RSUs over a weighted-average period of 3.6 years.

Reserved Shares of Common Stock

As of December 31, 2010, the Company had reserved 5,887,000 shares of common stock under its 2005 Equity-Based Compensation Plan for the awarding of future stock options and settlement of outstanding restricted stock units.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Note 9 – Segment Information

ASC 280 “Segment Reporting,” or ASC 280, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company concluded that there is only one reportable segment as it is a SaaS-based online marketing solutions and service provider and uses an integrated approach in developing and selling its solutions and services. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC 280.

Note 10 - Commitments and Contingencies

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

During the second quarter of fiscal year 2011, the Company entered into $108 thousand in new capital leases for computer equipments for its data center operations.

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
December 31, 2010 - June 30, 2011	$607	$514	$39	$1,160	$101	$1,261
Fiscal Year 2012	1,233	168	57	1,458	199	1,657
Fiscal Year 2013	901	42	3	946	130	1,076
Fiscal Year 2014	746	—	1	747	21	768
Fiscal Year 2015	658	—	—	658	5	663
Thereafter	506	—	—	506	—	506

Total	$4,651	$724	$100	$5,475	$456	$5,931

Less amounts representing interest					(29)

Present value minimum lease payments					$427
Less short-term portion					(183)

Long-term portion					$244

Legal claims

From time to time, the Company is a party to litigation and subject to claims incidental to the ordinary course of business, including customer disputes, breach of contract claims, and other matters. Although the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such litigation and claims will not have a material adverse effect on its business, consolidated financial position, results of operations and cash flows. Due to the inherent uncertainties of such litigation and claims, the Company’s view of such matters may change in the future.

As of December 31, 2010, there have been no material developments in the Company’s litigation matters since it filed its 2010 Annual Report on Form 10-K for fiscal year ended June 30, 2010.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Note 11 – Subsequent Events

On February 2, 2011, the Company announced that Keith D. Taylor has been approved as the Company’s new Chief Financial Officer, effective as of January 31, 2011. Heidi Mackintosh resigned from her position as Chief Financial Officer of the Company, effective as of that date.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended June 30, 2010, or fiscal year 2010, included in our Annual Report on Form 10-K for fiscal year 2010, filed with the SEC on September 22, 2010 .

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position and the impact of the current economic environment on our business. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

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

Critical Accounting Policies and Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

A significant change occurred in our critical accounting policies during the six months ended December 31, 2010 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K in the way we recognize our revenue.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. We adopted ASU No. 2009-13 in the first quarter of fiscal year 2011 and are described in detail below.

Revenue Recognition

We recognize revenue from providing hosting and professional services and licensing its software products to its customers.

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

Subscription and Other Services Revenue

We generate services revenue from several sources, including hosted software services bundled with technical support (maintenance) services and professional services. We recognize subscription revenue in two ways: (1) based on the subscription plan defined in the agreement with specified monthly volume, and (2) based on actual usages at rates specified in the agreement. Additionally, we invoice excess usage and recognize it as revenue when incurred.

In October 2009, ASU No. 2009-13 amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated;

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

Require an entity to allocate revenue to an arrangement using the estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence “VSOE” of fair value or third-party evidence (“TPE”) of selling price.

Valuation terms are defined as set forth below:

•	VSOE — the price at which the element is sold in a separate stand-alone transaction

•	TPE — evidence from us or other companies of the value of a largely interchangeable element in a transaction

•	ESP — our best estimate of the selling price of an element in a transaction

We adopted ASU No. 2009-13 for the current fiscal year ending June 30, 2011 on a prospective basis for multiple-element arrangements that include subscription services bundled with technical support and professional services. The implementation resulted in an immaterial difference in revenue recognized and additional disclosures that are included below.

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three and six month ended, September 30, 2010 and December 31, 2010, respectively, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

•

We defined processes and controls to ensure its pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information and actual pricing trends, management establishes or modifies the pricing.

•

We identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple-element arrangements and those sold on a standalone basis.

•

We analyzed the population of items sold by stratifying the population by product type and level, and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value. Additionally, we gathered and analyzed sales’ team feedback gained from interaction with customers and similar activities. This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products we offer and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

For transactions entered into or materially modified after July 1, 2010, we allocate consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For the three and six months ended September 30, 2010 and December 31, 2010, respectively, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified within the first three months of fiscal year 2011. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the three and six months ended September 30, 2010 and December 31, 2010, respectively, and is not anticipated to become material for the remainder of fiscal year 2011.

However, new guidance may result in a material impact in the future, due to the change in other factors affecting the revenue recognition method, as the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period. We expect that the new accounting guidance will facilitate our efforts to optimize the sales and marketing of our offerings due to better alignment between the economics of an arrangement and the accounting for that arrangement. Such optimization may lead us to modify our pricing practices, which could result in changes in the relative selling prices of our elements, including both VSOE and ESP, and therefore change the allocation of the sales price between multiple elements within an arrangement. However, this will not change the total revenue recognized with respect to the arrangement.

We defer technical support (maintenance) revenue, including revenue that is part of a multiple element arrangement, and recognizes it ratably over the term of the agreement, which is generally one year.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

For multiple element arrangements entered into prior to July 1, 2010 that include both subscription and professional services and did not meet the separability criteria under the previous guidance, we accounted for as a single unit of accounting. Consistent with the revenue recognition method applied prior to the adoption of ASU No. 2009-13, revenue for these arrangements continues to be recognized ratably over the term of the related subscription arrangement. If the multi-element arrangement is materially modified, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

Software Revenue

We enter into certain revenue arrangements for which it is obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, technical support (maintenance) and professional services, we allocate and defer revenue for the undelivered elements based on their VSOE. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. VSOE exists for all elements of multiple element arrangements. In the event that VSOE cannot be established for one of the elements of multiple element arrangement, we will apply the residual method to determine how much revenue for the delivered elements (software licenses) can be recognized upon delivery by assigning VSOE to other elements in multiple element arrangements.

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

We recognize revenue from its professional services as rendered. VSOE for professional services is based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis. In cases where VSOE has not been established, we defer the full value of the arrangement and recognize it ratably over the term of the agreement.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Financial Results of Operations

Three and Six Months Ended December 31, 2010 Compared to Three and Six Months Ended December 31, 2009

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Subscription revenue	76.8%	76.6%	76.2%	76.5%
Support and maintenance revenue	9.1%	9.3%	9.3%	10.0%
Professional services revenue	8.5%	7.2%	9.1%	7.2%
Software revenue	5.6%	6.9%	5.4%	6.3%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.2%	45.5%	52.4%	45.1%

Gross profit	55.8%	54.5%	47.6%	54.9%
Operating expenses:
Sales and marketing	34.6%	29.2%	36.1%	29.8%
General and administrative	16.8%	15.3%	21.1%	17.0%
Research and development	3.9%	6.5%	3.5%	6.6%
Amortization of customer relationships and trade names	3.4%	4.4%	4.2%	4.5%

Total operating expenses	58.7%	55.4%	64.9%	57.9%

Loss from operations	(2.9%)	(0.9%)	(17.3%)	(3.0%)
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.2%)	(0.7%)	(0.2%)	(0.8%)
Other income	(0.3%)	0.0%	(0.1%)	0.0%

Loss from operations before income taxes	(3.4%)	(1.6%)	(17.6%)	(3.8%)
Income tax (benefit) provision	0.0%	1.2%	(0.0%)	1.2%

Net loss	(3.4%)	(2.8%)	(17.6%)	(5.0%)

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Revenue

	Three Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$7,931	$8,664	$(733)	(8%)
Support and maintenance revenue	944	1,055	(111)	(11%)
Professional services revenue	882	812	70	9%
Software revenue	577	783	(206)	(26%)

Total revenue	$10,334	$11,314	$(980)	(9%)

	Six Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$15,579	$16,931	$(1,352)	(8%)
Support and maintenance revenue	1,902	2,221	(319)	(14%)
Professional services revenue	1,869	1,596	273	17%
Software revenue	1,096	1,394	(298)	(21%)

Total revenue	$20,446	$22,142	$(1,696)	(8%)

Subscription Revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application, and from customers purchasing additional offerings that are not included in the standard hosting agreement. Subscription revenue was $7.9 million or 76.8% of our total revenue for the three months ended December 31, 2010, compared to $8.7 million or 76.6% of our total revenue for the quarter ended December 31, 2009, a decrease of $0.7 million or 8%. Subscription revenue was $15.6 million or 76.2% of our total revenue for the six months ended December 31, 2010, compared to $16.9 million or 76.5% of our total revenue for the six months ended December 31, 2009, a decrease of $1.4 million or 8%. Subscription revenue decreased for the three and six months ended December 31, 2010 compared to the same period in fiscal year 2010, primarily because we continued to experience pricing pressures on our product renewals due in part to the difficult economic environment.

Support and Maintenance Revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $0.9 million or 9.1% of our total revenue for the three months ended December 31, 2010, compared to $1.0 million or 9.3% of our total revenue for the three months ended December 31, 2009, a decrease of $0.1 million or 11%. Support and maintenance revenue was $1.9 million or 9.3% of our total revenue for the six months ended December 31, 2010, compared to $2.2 million or 10% of our total revenue for the six months ended December 31, 2009, a decrease of $0.3 million or 14%. Support and maintenance revenue decreased for the three and six months ended December 31, 2010 compared to the same period in fiscal year 2010 primarily because of the continued decrease of our perpetual license sales for specific offerings requiring such maintenance and customer support.

Professional Services Revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $0.9 million or 8.5% of our total revenue for the three months ended December 31, 2010, compared to $0.8 million or 7.2% of our total revenue for the three months ended December 31, 2009, an increase of $0.1 million or 9%. Professional services revenue was $1.9 million or 9.1% of our total revenue for the six months ended December 31, 2010, compared to $1.6 million or 7.2% of our total revenue for the six months ended December 31, 2009, an increase of $0.3 million or 17%. Professional services revenue increased for the three and six months ended December 31, 2010 compared to the same period in fiscal year 2010, primarily due to the continued expansion of our professional service and full service offerings to our customers. We expect to see this continue to increase in the coming quarters.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Software Revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.6 million or 5.6% of our total revenue for the three months ended December 31, 2010, compared to $0.8 million or 6.9% of our total revenue for the three months ended December 31, 2009, a decrease of $0.2 million or 26%. Software revenue was $1.1 million or 5.4% of our total revenue for the six months ended December 31, 2010, compared to $1.4 million or 6.3% of our total revenue for the six months ended December 31, 2009, a decrease of $0.3 million or 21%. Software revenue decreased for the three and six months ended December 31, 2010 compared to the same period in fiscal year 2010 primarily because we are focusing on sales of our hosted subscription software application.

Cost of Revenue

Cost of revenue includes expenses primarily related to engineering employee salaries and related costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and allocated overhead costs.

	Three Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$4,566	$5,150	$(584)	(11%)

	Six Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$10,721	$9,993	$728	7%

Cost of revenue for the three months ended December 31, 2010 and 2009 was $4.6 million and $5.2 million, respectively, a decrease of $0.6 million or 11%. As a percentage of net revenue, cost of revenue decreased to 44.2% for the three months ended December 31, 2010 from 45.5% for the three months ended December 31, 2009. The decrease in cost of revenue was attributable to a $0.4 million decrease in amortization of certain developed technologies as they became fully amortized during the period and $0.3 million related to the reversal of a royalty accrual no longer needed, these decreases were offset in part by a $0.1 million increase in amortization of our capitalized software.

Cost of revenue for the six months ended December 31, 2010 and 2009 was $10.7 million and $10.0 million, respectively, an increase of $0.7 million or 7%. As a percentage of net revenue, cost of revenue increased to 52.4% for the six months ended December 31, 2010 from 45.1% for the six months ended December 31, 2009. The increase in cost of revenue was attributable to a $0.2 million increase in amortization of our capitalized software and a $1.4 million increase in employee related expenses. Over the past year as we released new Lyris HQ functionality for our customers, we transitioned employee focus from product development to product support and maintenance activities in the production environment. This was offset in part by a $0.3 million related to the reversal of a royalty accrual no longer needed and a $0.6 million decrease in amortization of certain developed technologies as they became fully amortized during the period.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Gross Profit

	Three Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$5,768	$6,164	$(396)	(6%)

	Six Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$9,725	$12,149	$(2,424)	(20%)

Gross profit for the three months ended December 31, 2010 and 2009 was $5.8 million and $6.2 million, respectively, a decrease of $0.4 million or 6%. As a percentage of net revenue, gross profit increased to 55.8% for the three months ended December 31, 2010 from 54.5% for the three months ended December 31, 2009. The decrease in gross profit was attributable to a $0.7 million decrease in subscription revenue, $0.2 million decrease in software revenue, $0.1 million decrease in support and maintenance revenue and offset in part by a $0.6 million decrease in cost of revenue resulting from employee-related production cost.

Gross profit for the six months ended December 31, 2010 and 2009 was $9.7 million and $12.1 million, respectively, a decrease of $2.4 million or 20%. As a percentage of net revenue, gross profit decreased to 47.6% for the six months ended December 31, 2010 from 54.9% for the six months ended December 31, 2009. The decrease in gross profit was attributable to a $1.4 million decrease in subscription revenue, a $0.7 million increase in cost of revenue resulting from employee-related production cost, a $0.3 million decrease in software revenue, a $0.3 million decrease in support and maintenance revenue and offset in part by a $0.3 million increase in professional service revenue.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Operating Expenses

	Three Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	$3,576	$3,303	$273	8%
General and administrative	1,733	1,728	5	0%
Research and development	405	740	(335)	(45%)
Amortization and impairment of customer relationships and trade names	355	500	(145)	(29%)

Total operating expenses	$6,069	$6,271	$(202)	(3%)

	Six Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	7,375	6,596	779	12%
General and administrative	$4,305	$3,773	$532	14%
Research and development	723	1,460	(737)	(50%)
Amortization and impairment of customer relationships and trade names	855	999	(144)	(14%)

Total operating expenses	$13,258	$12,828	$430	3%

Sales and marketing

Sales and marketing expense consists of payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars and other marketing programs.

Sales and marketing expense for the three months ended December 31, 2010 and 2009 was $3.6 million and $3.3 million, respectively, an increase of $0.3 million or 8%. As a percentage of net revenue, sales and marketing expense increased to 34.6% for the three months ended December 31, 2010 from 29.2% for the three months ended December 31, 2009. The increase in sales and marketing expense was attributable to employee related costs such as a $0.2 million increase in recruiting fees for our new Senior Vice President of Marketing and Senior Vice President of Product Management and $0.1 million increase in bonuses paid to employees for retention purposes.

Sales and marketing expense for the six months ended December 31, 2010 and 2009 was $7.4 million and $6.6 million, respectively, an increase of $0.8 million or 12%. As a percentage of net revenue, sales and marketing expense increased to 36.1% for the six months ended December 31, 2010 from 29.8% for the six months ended December 31, 2009. The increase in sales and marketing expense was attributable to a $0.3 million increase in payroll due to the increase in headcount for the department, a $0.2 million increase in one-time severance related expenses in connection with the reorganization of our Company, a $0.2 million increase in recruiting fees for our new Senior Vice President of Marketing and Senior Vice President of Product Management and $0.1 million increase in bonuses paid to employees for retention purposes.

General and administrative

General and administrative expense consists primarily of compensation and benefits for administrative personnel, professional services such as consultants, legal fees, and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense for the three months ended December 31, 2010 and 2009 was $1.7 million, respectively, resulting in no change. As a percentage of net revenue, general and administrative expense increased to 16.8% for the three months ended December 31, 2010 from 15.3% for the three months ended December 31, 2009. General and administrative expense for the six months ended December 31, 2010 and 2009 was $4.3 million and $3.8 million, respectively, an increase of $0.5 million or 14%. As a

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

percentage of net revenue, general and administrative expense increased to 21.1% for the six months ended December 31, 2010 from 17.0% for the six months ended December 31, 2009. The increase in general and administrative expense was attributable to a $0.4 million increase due to severance expenses incurred for the reorganization of our Company, a $0.2 million increase in recruiting fees, a $0.2 million increase in stock compensation expenses associated with the resignation of Luis Rivera, our former President and Chief Executive Officer. These increase in general and administrative expenses was offset in part by $0.1 million decrease in bad debt expenses and $0.2 million reduction in various operational expenses such as legal and accounting fees, outsourced services and travel and entertainment.

Research and development

Research and development expense consists of payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development.

Research and development expense for the three months ended December 31, 2010 and 2009 was $0.4 million and $0.7 million, respectively, a decrease of $0.3 million or 45%. As a percentage of net revenue, research and development expense decreased to 3.9% for the three months ended December 31, 2010 from 6.5% for the three months ended December 31, 2009. Research and development expense for the six months ended December 31, 2010 and 2009 was $0.7 million and $1.5 million, respectively, a decrease of $0.8 million or 50%. As a percentage of net revenue, research and development expense decreased to 3.5% for the six months ended December 31, 2010 from 6.6% for the six months ended December 31, 2009. The decrease in research and development expense was primarily attributable to a shift in focus of engineering resources from product development to the production environment. Over the past year, we achieved certain product development milestones and made the related product functionality available to our customers resulting in a reduction of research and development costs.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense for the three months ended December 31, 2010 and 2009 was $0.4 and $0.5 million, respectively, a decrease of $0.1 million or 29%. As a percentage of net revenue, amortization of customer relationships and trade names expense decreased to 3.4% for the three months ended December 31, 2010 from 4.4% for the three months ended December 31, 2009. Amortization of customer relationships and trade names expense for the six months ended December 31, 2010 and 2009 was $0.9 million and $1.0 million, respectively, a decrease of $0.1 million or 14%. As a percentage of net revenue, amortization of customer relationships and trade names expense decreased to 4.2% for the six months ended December 31, 2010 from 4.5% for the six months ended December 31, 2009. The decrease in amortization of customer relationships and trade names expense for the three and six months ended December 31, 2010 compared to the same period in fiscal year 2010 was primarily due to one customer relationship recording full amortization in October 2010.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Interest expense

	Three Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Interest expense	$(25)	$(84)	$59	(70%)

	Six Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Interest expense	$(33)	$(171)	$138	(81%)

Interest expense relates to our revolving line of credit with Comerica and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense for the three months ended December 31, 2010 and 2009 was $25 thousand and $84 thousand, respectively, a decrease of $59 thousand or 71%. The decrease in interest expense was primarily attributable to a lower average balance in our revolving line of credit of $1.8 million at December 31, 2010 compared to an average balance of $6.0 million at December 31, 2009.

Interest expense for the six months ended December 31, 2010 and 2009 was $33 thousand and $171 thousand, respectively, a decrease of $138 thousand or 81%. The decrease in interest expense was primarily attributable to a lower average balance of $1.3 million in our revolving line of credit of for the six months ended December 31, 2010 compared to an average balance of $6.2 million for the six months ended December 31, 2009.

Provision for income taxes

Our effective tax rates for the six months ended December 31, 2010 and 2009 were 0% and 32%, respectively. For additional information about income taxes, refer to Note 5 of the Notes to (Unaudited) Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of December 31, 2010 was from the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank which matures on April 30, 2012, (refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for detail information). As of December 31, 2010, our availability under this credit facility was approximately $1.6 million. As of December 31, 2010, our cash and cash equivalents totaled $410 thousand compared to $492 thousand at the fiscal year ended June 30, 2010.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements and (iii) capital expenditures, including periodic acquisitions.

We believe our existing cash and cash equivalents, and cash flow from operations, combined with availability from our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months. We anticipate that we will continue to improve our cash flow from operations and continue building our cash reserves.

Costs incurred in the first quarter of fiscal year 2011 were one time charges associated with the reorganization of our Company. We do not expect to incur these costs in the near future. During the second quarter of fiscal year 2011, we had to draw upon our revolving line of credit to fund the operations of our Company. While the first two quarters of fiscal year 2011 had its

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

challenges, we still expect we will maintain long-term growth in our hosted revenue offerings, particularly with Lyris HQ, and increase efficiency within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. For example, on July 23, 2010, we entered into a Stock Purchase Agreement with SiteWit Corp., a privately held company that provides an online marketing search engine to its customers, and paid $500 thousand to Site Wit upon closing the deal. In connection with this agreement, we invested an additional $250 thousand in October 2010 and will invest an additional $250 thousand in SiteWit upon the achievement of certain milestones which are expected to be achieved in fiscal year 2011.

In summary, our cash flows were as follows for the six months ended December 31, 2010 and 2009 (in thousands):

	Six Months Ended December 31,		Change
	2010	2009	Dollars	Percent
	(In thousands, except percentages)
Net cash provided by (used in) operating activities	$(554)	$1,916	$(2,470)	(129%)
Net cash provided by (used in) investing activities	(1,518)	(1,097)	(421)	38%
Net cash provided by (used in) financing activities	1,979	(1,089)	3,068	(282%)
Effect of exchange rate changes on cash	11	20	(9)	(45%)

Increase (decrease) in cash and cash equivalents	$(82)	$(250)	$168	67%

Cash Flows for the Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

    Operating Activities

Net cash flows used in operating activities changed by $2.5 million primarily due to a $2.4 million increase in net loss, a $1.3 million increase in our current liabilities, a $0.7 million decline in amortization of intangible assets, a $0.2 million decrease to the provision of bad debt, offset in part by a $2.1 million decrease in the outstanding accounts receivable balance during the quarter ended September 30, 2010 for the six months ended December 31, 2010 compared to the same period in fiscal year 2010.

    Investing Activities

Net cash used in investing activities changed by $0.4 million primarily due to $0.7 million was used to invest in SiteWit, offset in part by a $0.2 million in reduction of capitalized software expenditures and $0.1 million in reduction of property and equipment spend for the six months ended December 31, 2010 compared to the same period in fiscal year 2010.

    Financing Activities

Net cash provided by financing activities changed by $3.1 million primarily due to a $4.7 million increase in borrowing under our line-of-credit and offset in part by a $1.6 million increase in repayments of our debt for the six months ended December 31, 2010 compared to the same period in fiscal year 2010.

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

We conduct a test for the impairment of goodwill on at least an annual basis. We adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise. Due to the decline of our stock price from $0.34 as of the date of our annual impairment test at June 30, 2010, to $0.25 at December 31, 2010, we tested the impairment of our goodwill during the quarter ended December 31, 2010. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The fair values calculated in our impairment test are determined using two methods: quoted market price “Market Capitalization Approach” and the Income Approach.

At December 31, 2010 we determined that the estimated fair value of our reporting unit was in excess of its carrying value. The carrying value of our reporting unit was approximately $29.7 million at December 31, 2010. The fair value of our reporting unit under the Market Capitalization Approach was approximately $30.3 million at December 31, 2010 based on our closing share price on December 31, 2010 of $0.25 multiplied by 121.2 million shares outstanding as of December 31, 2010. This is an excess of fair value under the Market Capitalization Approach over the carrying value of approximately $0.6 million or 2.2%. If our share price declined by $0.01, then this would have reduced the fair value of the reporting unit under the Market Capitalization Approach by $1.2 million, resulting in an estimable impairment charge of $0.6 million. Assuming that the carrying value remains at approximately $29.7 million and the shares outstanding at 121.2 million shares, each $0.01 decline in our stock will result in an impairment charge to goodwill of $1.2 million.

Due to our reporting unit having an estimated fair value that is not substantially in excess of the carrying value under the Market Capitalization Approach and is at potential risk of failing step one of our goodwill impairment analysis, we performed step two of the impairment analysis.

The fair value of our reporting unit under the Income Approach, specifically utilizing the Discounted Cash Flow Method, was approximately $31.8 million at December 31, 2010. This resulted in an excess of fair value under the Income Approach over the carrying value of approximately $2.1 million or 7.3%. The Discounted Cash Flow Method under the Income Approach utilized several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate, and the discount rate, including a specific reporting unit risk premium. The assumptions used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. However, if our revenue projections, expected growth rate, and economic upturn do not materialize, this will negatively affect our key assumptions.

Based on the most recent impairment test conducted on December 31, 2010, we concluded that there was no impairment of goodwill or intangible assets for the six months ended for fiscal year 2011.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements since we filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Revolving Line of Credit

For summary description of our Comerica Bank Credit Facility, please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year 2011, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal claims” in Note 10 to the Notes to (Unaudited) Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As of December 31, 2010, there have been no material developments in the Company’s litigation matters since it filed its 2010 Annual Report on Form 10-K for fiscal year ended June 30, 2010

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number

3.1(a)	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.1(c)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.2	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007.	8-K	2/21/07	3.2

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification of Chief Executive Officer

32.1*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2011

LYRIS, INC.

	By:	/s/ Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer and President

	By:	/s/ Keith D. Taylor
Keith D. Taylor
Chief Financial Officer