Form 10-Q
period 2011-03-31
LYRIS, INC.
filed 2011-05-11
CIK 1166220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________________________

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

121,233,700 shares of $.01 Par Value Common Stock as of May 11, 2011

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended March 31, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31,	June 30,
	2011	2010 (1)
ASSETS
Current assets:
Cash and cash equivalents	$380	$492
Accounts receivable, less allowances of $1,339 and $768, respectively	5,118	7,173
Prepaid expenses and other current assets	1,008	965
Deferred income taxes	801	750
Deferred financing fees	14	23
Total current assets	7,321	9,403
Property and equipment, net	3,879	3,738
Intangible assets, net	6,132	7,635
Goodwill	18,707	18,707
Other long-term assets	1,056	352
TOTAL ASSETS	$37,095	$39,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,487	$3,593
Revolving line of credit - short-term	1,779	-
Capital lease obligations - short-term	186	138
Income taxes payable	49	47
Deferred revenue	3,839	4,274
Total current liabilities	9,340	8,052
Other long-term liabilities	538	835
Capital lease obligations - long-term	196	223
TOTAL LIABILITIES	10,074	9,110
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares; 121,234 and 121,404 issued and outstanding shares at March 31, 2011 and June 30, 2010, respectively	1,214	1,214
Additional paid-in capital	264,808	264,222
Accumulated deficit	(239,171)	(234,841)
Cumulative foreign currency translation adjustment	170	130
Total stockholders’ equity	27,021	30,725
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,095	$39,835

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2010 filed with the SEC.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues:
Subscription revenue	$7,638	$8,458	$23,218	$25,388
Support and maintenance revenue	846	997	2,748	3,218
Professional services revenue	1,340	897	3,209	2,493
Software revenue	272	580	1,368	1,975
Total revenues	10,096	10,932	30,543	33,074
Cost of revenues:
Subscription, support and maintenance, professional services, and software	4,146	4,669	14,347	13,796
Amortization of developed technology	144	446	664	1,312
Total cost of revenues	4,290	5,115	15,011	15,108
Gross profit	5,806	5,817	15,532	17,966
Operating expenses:
Sales and marketing	3,110	3,368	10,485	9,963
General and administrative	2,057	1,658	6,362	5,431
Research and development	1,042	881	1,765	2,341
Amortization of customer relationships and trade names	338	500	1,192	1,499
Total operating expenses	6,547	6,407	19,804	19,234
Loss from operations	(741)	(590)	(4,272)	(1,268)
Interest expense	(24)	(65)	(57)	(236)
Interest income	3	-	12	-
Other (expense) income	(52)	41	(66)	42
Loss from operations before income taxes	(814)	(614)	(4,383)	(1,462)
Income tax (benefit) provision	(53)	77	(54)	352
Net loss	$(761)	$(691)	$(4,329)	$(1,814)

Basic and diluted:
Net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares used in calculating net loss per common share	121,234	103,222	121,301	103,222

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended March 31,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(4,329)	$(1,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	643	543
Depreciation	813	809
Amortization and impairments of intangible assets	1,522	2,799
Amortization of capitalized development cost	334	24
Provision for bad debt	941	990
Deferred income tax benefit	(51)	(35)
Changes in assets and liabilities:
Accounts receivable	1,114	(1,456)
Prepaid expenses and other assets	(54)	225
Accounts payable and accrued expenses	(146)	424
Deferred revenue	(687)	212
Income taxes payable	(6)	252
Net cash provided by (used in) operating activities	95	2,973
Cash Flows from Investing Activities:
Purchases of property and equipment	(421)	(509)
Capitalized software expenditures	(749)	(1,072)
Payment for equity investments	(685)	-
Net cash provided by (used in) investing activities	(1,855)	(1,581)
Cash Flows from Financing Activities:
Purchases of treasury stock	(56)	-
Proceeds from debt and credit arrangements	13,915	10,170
Payments of debt and credit arrangements	(12,136)	(11,772)
Payments under capital lease obligations	(122)	(53)
Net cash provided by (used in) financing activities	1,601	(1,655)
Net effect of exchange rate changes on cash and cash equivalents	47	(19)
Net change in cash and cash equivalents	(112)	(282)
Cash and cash equivalents, beginning of period	492	619
Cash and cash equivalents, end of period	$380	$337

See accompanying Notes to Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES
Notes to (Unaudited) Condensed Consolidated Financial Statements
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

 These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, or fiscal year 2010, filed with the SEC on September 22, 2010.  Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management.  In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP.  There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.  These reclassifications had no impact on net loss or stockholders’ equity. Interim results of operations for the quarter and nine months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending June 30, 2011, or fiscal year 2011, or for any future period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues, expenses and related disclosures during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software, allowances for bad debt and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1:  Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  As of March 31, 2011, the Company used Level 1 assumptions for its cash equivalents, which were $380 thousand and $492 thousand at March 31, 2011 and June 30, 2010, respectively.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  As of March 31, 2011, the Company did not have any Level 2 financial assets or liabilities.

Level 3:  Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.  As of March 31, 2011, the Company did not have any significant Level 3 financial assets or liabilities.

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting.  Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets.  Although the Company’s professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price.  Since the Company’s subscription services have standalone value as such services are often sold separately, but do not have VSOE, the Company uses ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three and nine months ended, March 31, 2011, TPE was concluded  to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales.  If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting.  The Company determined ESP of fair value for subscription services based on the following:

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

For transactions entered into or materially modified after July 1, 2010, the Company allocates consideration in multiple-element arrangements based on the relative selling prices.  Revenue is then recognized as appropriate for each separate element based on its fair value.  For the three and nine months ended March 31, 2011, the impact on the Company’s revenue under the new accounting guidance as compared to the previous methodology  resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified within the first nine months of fiscal year 2011. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the three and nine months ended March 31, 2011, and is not anticipated to become material for the remainder of fiscal year 2011.

LYRIS INC. AND SUBSIDIARIES
Notes to (Unaudited) Condensed Consolidated Financial Statements
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

LYRIS INC. AND SUBSIDIARIES
Notes to (Unaudited) Condensed Consolidated Financial Statements
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Note 2 – Other Long-term Assets

	As of March 31, 2011	As of June 30, 2010
	(In thousands)
Other long-term assets	$1,056	$352

During the first quarter of fiscal year 2011, the Company entered into a Stock Purchase Agreement (the “SiteWit Agreement”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers.  The Company invested in SiteWit to secure the right to use SiteWit’s online marketing search engine technology.  The Company also entered into a Strategic Partnership Agreement with SiteWit regarding the development and marketing of other services.  Pursuant to the SiteWit Agreement, the Company will acquire up to 30% of SiteWit’s outstanding stock on a fully diluted basis, based upon the achievement by SiteWit of product development milestones through fiscal year 2011. As of March 31, 2011, the Company owns 22.5% of SiteWit’s outstanding stock on a fully diluted basis. The Company paid $0.5 million in cash at the signing of the SiteWit Agreement and will invest an additional $0.5 million upon the achievement of the milestones. Certain milestones were reached and $0.25 million was invested during the second quarter of fiscal year 2011.  As part of the SiteWit agreement, the Company received the right to designate one of SiteWit’s board members, and has designated Wolfgang Maasberg, its Chief Executive Officer and President, to that position.  The Company recorded the SiteWit investment at cost and uses the equity method of accounting to account for any future activity associated with this investment. The Company does not have a controlling interest in SiteWit.

The majority of other assets included here, which were $360 thousand and $352 thousand at March 31, 2011 and June 30, 2010, respectively, are other investments accounted for under the equity method of accounting.

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. The Company classifies its investments in equity-method investees on its condensed consolidated balance sheets as “Other long-term assets” and its share of the investees’ earnings or losses as “Other income” on its condensed consolidated statements of operations.

Note 3 – Goodwill, Long-lived Assets and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Company’s business combinations accounted for using the acquisition method of accounting.

The following table outlines the Company’s goodwill, by acquisition:

	As of March 31, 2011	As of June 30, 2010
	(In thousands)	(In thousands)
Lyris Technologies	$16,505	$16,505
EmailLabs	2,202	2,202
Total	$18,707	$18,707

There was no change in goodwill activity during the nine months ended March 31, 2011.

ASC 350 “Intangibles – Goodwill and Other,” or ASC 350,  states that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the decline of the company’s stock price from $0.34 as of the date of the Company’s annual impairment test at June 30, 2010, to $0.26 at March 31, 2011, the Company tested the impairment of its goodwill during the quarter ended March 31, 2011. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The fair values calculated in our impairment test are determined using two methods: quoted market price “Market Capitalization Approach” and a Discounted Cash Flow method.

Based on the most recent impairment test conducted on March 31, 2011, the Company has concluded that there was no impairment of goodwill or intangible assets for the nine months ended for fiscal year 2011.

LYRIS INC. AND SUBSIDIARIES
Notes to (Unaudited) Condensed Consolidated Financial Statements
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Note 4 – Credit Facility

On September 15, 2010, the Company entered into the Sixth Amendment to Amended and Restated Loan and Security Agreement (“Amendment”) with Comerica Bank (“Bank”) which matures on April 30, 2012.  The Amendment revised the terms of the Amended and Restated Loan and Security Agreement (“Loan Agreement”) between the Company and Bank, as amended, as follows: (1) amending the definition of EBITDA to include in EBITDA severance and related expenses of $1.1 million incurred in August 2010; (2) waiving compliance with the EBITDA financial covenant under the Loan Agreement for the August 2010 measuring period, the terms of which the Company was not in compliance with due to severance and related expenses incurred in August 2010; and (3) requiring the Company to maintain EBITDA not less than specified amounts.  The new EBITDA minimum requirements, which are measured on a trailing six months basis, are as follows for the months in the third quarter of fiscal year 2011:

Measurement Period Ending	Minimum Trailing Six Month EBITDA
1/31/2011	$(850,000)
2/28/2011	$(500,000)
3/31/2011	$1

As of March 31, 2011, the Company was in compliance with the terms of the Loan Amendment. For the months after March 31, 2011, there is no minimum EBITDA requirement.

The Company’s outstanding borrowings totaled $1.8 million with $1.7 million in available credit remaining as of March 31, 2011, a decrease in outstanding borrowings of $0.3 million since December 31, 2010 as the Company paid down more of its balance. Borrowings under the line of credit are secured by the Company’s assets.

Note 5 - Income Taxes

The Company’s effective tax rates for the nine months ended March 31, 2011 and 2010 were (1.2%) and 24.1%, respectively.  The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to the Company’s actual income tax provisions for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011	%	2010	%
Income tax (benefit) provision at the statutory rate	$(1,534)	(35.0)%	$(512)	(35.0)%
State income taxes, net of federal benefit	(36)	(0.8)%	156	10.6%
Utilization of NOL carryover	-	0.0%	(1,010)	(69.1)%
Amortization of intangible assets	533	12.2%	980	67.0%
Impact of Foreign Operations	528	12.1%	403	9.3%
Difference beween AMT and statutory federal income tax rates	657	15.0%	219	5.1%
Other, net	(204)	(4.7)%	116	36.2%
Income tax (benefit) provision	$(56)	(1.2)%	$352	24.1%

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

LYRIS INC. AND SUBSIDIARIES
Notes to (Unaudited) Condensed Consolidated Financial Statements
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Note 6 - Comprehensive Loss

The following table shows the computation of total comprehensive loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	$(761)	$(691)	$(4,329)	$(1,814)
Foreign currency translation adjustments	14	(46)	40	16
Total comprehensive loss	$(747)	$(737)	$(4,289)	$(1,798)

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

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	$(761)	$(691)	$(4,329)	$(1,814)

Basic and dilutive:
Weighted average shares outstanding:	121,234	103,222	121,301	103,222

Basic and dilutive:
Net Loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Potentially anti-dilutive stock options were excluded in the dilutive loss per common share calculation for the quarters ended March 31, 2011 and 2010.

There was no change in our common stock for the third quarter of fiscal year 2011. During the first quarter of fiscal year 2011, Luis Rivera resigned from his positions as President and Chief Executive Officer of the Company.  In accordance with the terms of his termination agreement, the Company repurchased 170,000 shares of common stock from Mr. Rivera at the then market price of $0.33 for a total payment of $56 thousand.

LYRIS INC. AND SUBSIDIARIES
Notes to (Unaudited) Condensed Consolidated Financial Statements
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Cost of revenues	$27	$67	$89	$161
General and administrative	109	62	448	138
Research and development	-	14	-	79
Sales and marketing	36	47	106	165
Total	$172	$190	$643	$543

For the three and nine months ended March 31, 2011, total stock-based compensation expense related to stock options included $81 thousand and $417 thousand, respectively, and $91 thousand and $226 thousand, respectively, in expense related to restricted stock units.  For the three and nine months ended March 31, 2010, total stock-based compensation expense of  $190 thousand and $543 thousand, respectively, related only to stock options since the Company did not have any unvested restricted stock outstanding during this period.  The Company determines the fair value of each option grant using a Black-Scholes model.  The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates.  The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in the Company’s peer group as well as the options’ contractual terms.  Expected volatilities are based on implied volatilities from traded options on the Company’s peer group’s common stock, the Company’s historical volatility and other factors.  The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant.  The dividend yield is zero based on the fact the Company has no intention of paying dividends in the near term.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended March 31, 2011.

As of March 31, 2011, unamortized stock-based compensation expense associated with common stock options was $1.2 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

LYRIS INC. AND SUBSIDIARIES
Notes to (Unaudited) Condensed Consolidated Financial Statements
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

	Number of options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2010	11,605	$0.41
Granted	1,500	$0.33
Forfeited/expired	(748)	$0.49
Outstanding at September 30, 2010	12,357	$0.39	8.3
Vested and expected to vest at September 30, 2010	9,976	$0.38	6.5
Exercisable at September 30, 2010	6,648	$0.35	5.2

Outstanding at September 30, 2010	12,357	$0.39	8.3
Granted	1,828	$0.35
Forfeited/expired	(2,873)	$0.42
Outstanding at December 31, 2010	11,312	$0.37	8.4
Vested and expected to vest at December 31, 2010	8,839	$0.36	4.4
Exercisable at December 31, 2010	5,682	$0.37	8.5

Outstanding at December 31, 2010	11,312	$0.37	8.4
Granted	-	$-
Forfeited/expired	(2,188)	$0.40
Outstanding at March 31, 2011	9,124	$0.36	8.2
Vested and expected to vest at March 31, 2011	7,654	$0.36	3.1
Exercisable at March 31, 2011	4,937	$0.33	0.8

As of March 31, 2011, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure.  The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on March 31, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.

No options were granted under the share option plan for the three months ended March 31, 2011. The weighted-average fair values of the options granted under the share option plans was $0.50 per option for the three months ended March 31, 2010, and $0.50 per option for the nine months ended March 31, 2010.

Restricted Stock Units

There was no change in the Company’s Restricted Stock Units for the third quarter of fiscal year 2011. During the first quarter of fiscal year 2011, Wolfgang Maasberg was appointed President and Chief Executive Officer of the Company and a member of the Board.  The Company granted Mr. Maasberg 1,500,000 common stock options and 4,500,000 restricted stock units (“RSU”) as stock-based compensation.  Mr. Maasberg’s stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters.  Fair value of the stock option award is included in the table above.  The $1.5 million fair value of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $0.33 market price.  Total expense for RSUs for the three and nine months ended March 31, 2011 was $91 thousand and $226 thousand, respectively.

As of March 31, 2011, unamortized stock-based compensation expense associated with RSUs was $1.2 million.  The Company expects to recognize this cost associated with RSUs over a weighted-average period of 3.4 years.

LYRIS INC. AND SUBSIDIARIES
Notes to (Unaudited) Condensed Consolidated Financial Statements
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Reserved Shares of Common Stock

As of March 31, 2011, the Company had reserved 8,075,00 shares of common stock under its 2005 Equity-Based Compensation Plan for the awarding of future stock options and settlement of outstanding restricted stock units.

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

During the third quarter of fiscal year 2011, the Company entered into a lease agreement for an average of $2,250 per month for the next 36 months plus a value added tax which is currently at 21%, for a new facility in Buenos Aires, Argentina.

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
March 31, 2011 - June 30, 2011	$312	$257	$24	$593	$50	$643
Fiscal Year 2012	1,269	168	77	1,514	199	1,713
Fiscal Year 2013	939	42	14	995	130	1,125
Fiscal Year 2014	772	-	1	773	21	794
Fiscal Year 2015	658	-	-	658	5	663
Thereafter	506	-	-	506	-	506
Total	$4,456	$467	$116	$5,039	$405	$5,444
Less amounts representing interest					(23)
Present value minimum lease payments					$382
Less short-term portion					(186)
Long-term portion					$196

LYRIS INC. AND SUBSIDIARIES
Notes to (Unaudited) Condensed Consolidated Financial Statements
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of March 31, 2011, there have been no material developments in the Company’s litigation matters since it filed its 2010 Annual Report on Form 10-K for fiscal year ended June 30, 2010.

Note 11 – Subsequent Events

The Company evaluated events and transactions occurring after our quarter ended March 31, 2011 through the date we filed this Form 10-Q and issued our financial statements.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Critical Accounting Policies and Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period.  Our accounting estimates and assumptions bear the risk of change due to the uncertainty attached to the estimates and assumptions, or some estimates and assumptions may be difficult to measure or value. Accordingly, actual results could differ significantly from the estimates made by our management.  On an ongoing basis, we evaluate these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software, allowances for bad debt and income taxes. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

A significant change occurred in our critical accounting policies during the nine months ended March 31, 2011 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K in the way we recognize our revenue.

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting.  Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets.  Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price.  Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three and nine months ended, March 31, 2011, TPE was concluded  to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales.  If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting.  We determined ESP of fair value for subscription services based on the following:

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

For transactions entered into or materially modified after July 1, 2010, we allocate consideration in multiple-element arrangements based on the relative selling prices.  Revenue is then recognized as appropriate for each separate element based on its fair value.  For the three and nine months ended March 31, 2011, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified within the first nine months of fiscal year 2011. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the three and nine months ended March 31, 2011, and is not anticipated to become material for the remainder of fiscal year 2011.

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
Financial Results of Operations

Three and Nine Months Ended March 31, 2011 Compared to Three and Nine Months Ended March 31, 2010

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Subscription revenue	76%	78%	76%	76%
Support and maintenance revenue	8%	9%	9%	10%
Professional services revenue	13%	8%	11%	8%
Software revenue	3%	5%	4%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue	42%	47%	49%	46%
Gross profit	58%	53%	51%	54%
Operating expenses:
Sales and marketing	31%	31%	34%	30%
General and administrative	20%	15%	21%	16%
Research and development	10%	8%	6%	7%
Amortization of customer relationships and trade names	3%	5%	4%	5%
Total operating expenses	64%	59%	65%	58%
Loss from operations	-6%	-6%	-14%	-4%
Interest income	0%	0%	0%	0%
Interest expense	0%	-1%	0%	-1%
Other (expense) income	-1%	0%	0%	0%
Loss from operations before income taxes	-7%	-7%	-14%	-5%

Income tax (benefit) provision	-1%	1%	0%	1%
Net loss	-6%	-8%	-14%	-6%

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Revenue

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$7,638	$8,458	$(820)	(10)%
Support and maintenance revenue	846	997	(151)	(15)%
Professional services revenue	1,340	897	443	49%
Software revenue	272	580	(308)	(53)%
Total revenue	$10,096	$10,932	$(836)	(8)%

	Nine Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$23,218	$25,388	$(2,170)	(9)%
Support and maintenance revenue	2,748	3,218	(470)	(15)%
Professional services revenue	3,209	2,493	716	29%
Software revenue	1,368	1,975	(607)	(31)%
Total revenue	$30,543	$33,074	$(2,531)	(8)%

Subscription Revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application, and from customers purchasing additional offerings that are not included in the standard hosting agreement.  Subscription revenue was $7.6 million or 76% of our total revenue for the three months ended March 31, 2011, compared to $8.5 million or 78% of our total revenue for the quarter ended March 31, 2010, a decrease of $0.9 million or 10%. Subscription revenue was $23.2 million or 76% of our total revenue for the nine months ended March 31, 2011, compared to $25.4 million or 76% of our total revenue for the nine months ended March 31, 2010, a decrease of $2.2 million or 9%.

Subscription revenue decreased for the three and nine months ended March 31, 2011 compared to the same period in fiscal year 2010, primarily because we continued to experience pricing pressures from our customers on our subscription renewals due in part to the difficult economic environment.

Support and Maintenance Revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $0.8 million or 8% of our total revenue for the three months ended March 31, 2011, compared to $1.0 million or 9% of our total revenue for the three months ended March 31, 2010, a decrease of $0.2 million or 15%. Support and maintenance revenue was $2.7 million or 9% of our total revenue for the nine months ended March 31, 2011, compared to $3.2 million or 10% of our total revenue for the nine months ended March 31, 2010, a decrease of $0.5 million or 15%.

Support and maintenance revenue decreased for the three and nine months ended March 31, 2011 compared to the same period in fiscal year 2010 primarily because of the continued decrease of our perpetual license sales for specific offerings requiring such maintenance and customer support, and transitioning our customers to our flagship product, Lyris HQ.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Professional Services Revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $1.3 million or 13% of our total revenue for the three months ended March 31, 2011, compared to $0.9 million or 8% of our total revenue for the three months ended March 31, 2010, an increase of $0.4 million or 49%. Professional services revenue was $3.2 million or 11% of our total revenue for the nine months ended March 31, 2011, compared to $2.5 million or 8% of our total revenue for the nine months ended March 31, 2010, an increase of $0.7 million or 29%.

Professional services revenue increased for the three and nine months ended March 31, 2011 compared to the same period in fiscal year 2010 primarily due to one-time revenue recognized from a specific customer. We do not expect this drastic increase in the coming quarters.

Software Revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers.  Software revenue was $0.3 million or 3% of our total revenue for the three months ended March 31, 2011, compared to $0.6 million or 5% of our total revenue for the three months ended March 31, 2011, a decrease of $0.3 million or 53%. Software revenue was $1.4 million or 4% of our total revenue for the nine months ended March 31, 2011, compared to $2.0 million or 6% of our total revenue for the nine months ended March 31, 2010, a decrease of $0.6 million or 31%.

Software revenue decreased for the three and nine months ended March 31, 2011 compared to the same period in fiscal year 2010 primarily because we are focusing on sales of our SaaS-based solutions and services.

Cost of Revenue

Cost of revenue includes expenses primarily related to engineering employee salaries and related costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and allocated overhead costs.

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$4,290	$5,115	$(825)	(16)%

	Nine Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$15,011	$15,108	$(97)	(1)%

Cost of revenue for the three months ended March 31, 2011 and 2010 was $4.3 million and $5.1 million, respectively, a decrease of $0.8 million or 16%. As a percentage of net revenue, cost of revenue decreased to 42% for the three months ended March 31, 2011 from 47% for the three months ended March 31, 2010. The decrease in cost of revenue for the three-month period was attributable to a $0.5 million decrease from last year when we released new Lyris HQ, and a $0.4 million decrease in amortization of developed technologies as they became fully amortized during the period, offset in part by a $0.1 million increase in amortization of capitalized software.

Cost of revenue for the nine months ended March 31, 2011 and 2010 was $15.0 million and $15.1 million, respectively, a decrease of $0.1 million or 1%. As a percentage of net revenue, cost of revenue increased to 49% for the nine months ended March 31, 2011 from 46% for the nine months ended March 31, 2010. The decrease in cost of revenue for the nine-month period was attributable to $1.0 million decrease in amortization of developed technologies as they became fully amortized during the period, offset in part by $0.6 million in costs associated with our subscription, software and services and an increase of $0.3 million in amortization of capitalized software.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Gross Profit

	Three Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$5,806	$5,817	$(11)	(0)%

	Nine Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$15,532	$17,966	$(2,434)	(14)%

Gross profit for the three months ended March 31, 2011 and 2010 was $5.8 million in each period. As a percentage of net revenue, gross profit increased to 58% for the three months ended March 31, 2011 from 53% for the three months ended March 31, 2010, due to a lower cost of revenue.

Gross profit for the nine months ended March 31, 2011 and 2010 was $15.5 million and $18.0 million, respectively, a decrease of $2.5 million or 14%. As a percentage of net revenue, gross profit decreased to 51% for the nine months ended March 31, 2011 from 54% for the nine months ended March 31, 2010. The decrease in gross profit was attributable to $2.2 million decrease in subscription revenue, $0.6 million decrease in software revenue, $0.5 million decrease in support and maintenance revenue, $0.6 million increase related to cost associated with our subscription, software and services and an increase of $0.3 million in amortization of capitalized software, and offset in part by $1.0 million decrease in amortization of certain developed technologies as they became fully amortized during the period and $0.7 million increase in professional service revenue.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Operating Expenses
	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	$3,110	$3,368	$(258)	(8)%
General and administrative	2,057	1,658	399	24%
Research and development	1,042	881	161	18%
Amortization and impairment of customer relationships and trade names	338	500	(162)	(32)%
Total operating expenses	$6,547	$6,407	$140	2%

	Nine Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	$10,485	9,963	$522	5%
General and administrative	6,362	$5,431	931	17%
Research and development	1,765	2,341	(576)	(25)%
Amortization and impairment of customer relationships and trade names	1,192	1,499	(307)	(20)%
Total operating expenses	$19,804	$19,234	$570	3%

Sales and marketing

Sales and marketing expense consists of payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars and other marketing programs.

Sales and marketing expense for the three months ended March 31, 2011 and 2010 was $3.1 million and $3.4 million, respectively, a decrease of $0.3 million or 8%. As a percentage of net revenue, sales and marketing expense remained constant at 31% for the three months ended March 31, 2011 and 2010.

The decrease in sales and marketing expense for the three-month period was attributable to $0.3 million decrease in advertising and related spend, $0.1 million decrease in commission expense due to a decrease in revenue by 8%, offset in part by an increase of $0.1 million in severance expenses related to a corporate reorganization.

Sales and marketing expense for the nine months ended March 31, 2011 and 2010 was $10.5 million and $10.0 million, respectively, an increase of $0.5 million or 5%. As a percentage of net revenue, sales and marketing expense increased to 34% for the nine months ended March 31, 2011 from 30% for the nine months ended March 31, 2010.

The increase in sales and marketing expense for the nine-month period was attributable to $0.3 million in one-time severance related expenses in connection with a corporate reorganization, $0.2 million increase in payroll and related taxes and benefits due to increased in headcount for the department, $0.2 million increase in recruiting fees for our new Senior Vice President of Marketing and Senior Vice President of Sales, $0.2 million increase in outsourced services, and a $0.1 million increase in bonuses paid to employees for retention purposes, offset in part by $0.5 million decrease in advertising and related spend.

General and administrative

General and administrative expense consists primarily of compensation and benefits for administrative personnel, professional services such as consultants, legal fees, and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

General and administrative expense for the three months ended March 31, 2011 and 2010 was $2.1 million and $1.7 million, respectively, an increase of $0.4 million or 24%. As a percentage of net revenue, general and administrative expense increased to 20% for the three months ended March 31, 2011 from 15% for the three months ended March 31, 2010.

The increase in general and administrative expense for the three-month period was attributable to $0.2 million increase in recruiting fees and $0.2 million increase in various operational expenses such as legal and accounting fees, outsourced services, travel and entertainment.

General and administrative expense for the nine months ended March 31, 2011 and 2010 was $6.4 million and $5.4 million, respectively, an increase of $1.0 million or 17%. As a percentage of net revenue, general and administrative expense increased to 21% for the nine months ended March 31, 2011 from 16% for the nine months ended March 31, 2010.

The increase in general and administrative expense for the nine-month period was attributable to $0.5 million increase due to severance expenses incurred for a corporate reorganization, a $0.4 million increase in recruiting fees, and a $0.3 million increase in stock compensation expenses associated with the resignation of Luis Rivera, our former President and Chief Executive Officer, offset in part by a $0.2 million decrease in payroll and related taxes and benefits due to the decrease in headcount for the department.

Research and development

Research and development expense consists of payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development.

Research and development expense for the three months ended March 31, 2011 and 2010 was $1.0 million and $0.9 million, respectively, an increase of $0.1 million or 18%. As a percentage of net revenue, research and development expense increased to 10% for the three months ended March 31, 2011 from 8% for the three months ended March 31, 2010.

The increase in research and development expense for the three-month period was primarily attributable to a shift in focus of engineering resources from the production environment to product development.

Research and development expense for the nine months ended March 31, 2011 and 2010 was $1.8 million and $2.3 million, respectively, a decrease of $0.5 million or 25%. As a percentage of net revenue, research and development expense decreased to 6% for the nine months ended March 31, 2011 from 7% for the nine months ended March 31, 2010.

The decrease in research and development expense for the nine-month period was primarily attributable to a shift in focus of engineering resources from product development to the production environment.  Over the past year, we achieved certain product development milestones and made the related product functionality available to our customers resulting in a reduction of research and development costs.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense for the three months ended March 31, 2011 and 2010 was $0.3 and $0.5 million, respectively, a decrease of $0.2 million or 32%. As a percentage of net revenue, amortization of customer relationships and trade names expense decreased to 3% for the three months ended March 31, 2011 from 5% for the three months ended March 31, 2010. Amortization of customer relationships and trade names expense for the nine months ended March 31, 2011 and 2010 was $1.2 million and $1.5 million, respectively, a decrease of $0.3 million or 20%. As a percentage of net revenue, amortization of customer relationships and trade names expense decreased to 4% for the nine months ended March 31, 2011 from 5% for the nine months ended March 31, 2010.

The decrease in amortization of customer relationships and trade names expense for the three and nine months ended March 31, 2011 compared to the same period in fiscal year 2010 was primarily due to one customer relationship recording full amortization in October 2010.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Interest expense

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Interest expense	$(24)	$(65)	$41	(63)%

	Nine Months Ended March 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Interest expense	$(57)	$(236)	$179	(76)%

Interest expense relates to our revolving line of credit with Comerica and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense for the three months ended March 31, 2011 and 2010 was $24 thousand and $65 thousand, respectively, a decrease of $41 thousand or 63%. The decrease in interest expense was primarily attributable to a lower average balance in our revolving line of credit of $1.7 million at March 31, 2011 compared to an average balance of $5.3 million at March 31, 2010.

Interest expense for the nine months ended March 31, 2011 and 2010 was $57 thousand and $236 thousand, respectively, a decrease of $179 thousand or 76%. The decrease in interest expense was primarily attributable to a lower average balance of $1.4 million in our revolving line of credit of for the nine months ended March 31, 2011 compared to an average balance of $5.9 million for the nine months ended March 31, 2010.

Provision for income taxes

Our effective tax rates for the nine months ended March 31, 2011 and 2010 were (1.2%) and 24.1%, respectively.  For additional information about income taxes, refer to Note 5 of the Notes to (Unaudited) Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We conduct a test for the impairment of goodwill on at least an annual basis. We adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. Due to the triggering event of the decline of our stock price from $0.34 as of the date of our annual impairment test at June 30, 2010, to $0.26 at March 31, 2011, we tested the impairment of our goodwill during the quarter ended March 31, 2011. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The fair values calculated in our impairment test are determined using two methods: quoted market price “Market Capitalization Approach” and the Income Approach.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

At March 31, 2011 we determined that the estimated fair value of our reporting unit was in excess of its carrying value. The carrying value of our reporting unit was approximately $28.7 million at March 31, 2011. The fair value of our reporting unit under the Market Capitalization Approach was approximately $31.5 million at March 31, 2011 based on our closing share price on March 31, 2011 of $0.26 multiplied by 121.2 million shares outstanding as of March 31, 2011.  This is an excess of fair value under the Market Capitalization Approach over the carrying value of approximately $2.8 million or 10%.  If our share price declined by $0.03, then this would have reduced the fair value of the reporting unit under the Market Capitalization Approach by $3.6 million, resulting in an estimable impairment charge of $0.7 million. Assuming that the carrying value remains at approximately $28.7 million and the shares outstanding at 121.2 million shares, each additional $0.01 decline in our stock will result in an impairment charge to goodwill of $1.2 million.

Due to our reporting unit having an estimated fair value that is not substantially in excess of the carrying value under the Market Capitalization Approach and is at potential risk of failing step one of our goodwill impairment analysis, we performed step two of the impairment analysis.

The fair value of our reporting unit under the Income Approach, specifically utilizing the Discounted Cash Flow Method, was approximately $31.8 million at March 31, 2011. This resulted in an excess of fair value under the Income Approach over the carrying value of approximately $3.1 million or 11%. The Discounted Cash Flow Method under the Income Approach utilized several assumptions and estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. These assumptions and estimates include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate, and the discount rate, including a specific reporting unit risk premium. The assumptions used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. Our accounting estimates and assumptions bear the risk of change due to the degree of uncertainty attached to the estimates and assumptions, or some estimates and assumptions may be difficult to measure or value. Accordingly, actual results could differ significantly from the estimates made by our management. For example, if our revenue projections, expected growth rate, and economic upturn do not materialize, this will negatively affect our key assumptions.

Based on the most recent impairment test conducted on March 31, 2011, we concluded that there was no impairment of goodwill or intangible assets for the nine months ended for fiscal year 2011.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of March 31, 2011 was from the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit.  For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank which matures on April 30, 2012, (refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for detail information).  As of March 31, 2011, our availability under this credit facility was approximately $1.7 million.  As of March 31, 2011, our cash and cash equivalents totaled $380 thousand compared to $492 thousand at the fiscal year ended June 30, 2010. As of March 31, 2011, our accounts receivable, less allowances, totaled $5.1 million compared to $7.2 million at the fiscal year ended June 30, 2010.

			Change
	March 31, 2011	June 30, 2010	Dollars	Percent
	(In thousands, except percentages)
Accounts Receivable	$6,457	$7,941	$(1,484)	(19)%
Allowance for Doubtful Accounts	(1,339)	(768)	(571)	74%
Total - Accounts receivable	$5,118	$7,173	$(2,055)	(29)%

Accounts receivables decreased $1.5 million or 19% for the nine months ended March 31, 2011 due to $1.1 million decrease in accounts receivable due to higher collections relative to amounts invoiced as a result of improved collection processes and procedures and $0.4 million decrease due to potential and known customer issues. Allowance for Doubtful Accounts (“Allowance”) increased $0.6 million or 74% for the nine months ended March 31, 2011 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense.  After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Costs incurred in the first quarter of fiscal year 2011 were one-time charges associated with a corporate reorganization. We do not expect to incur these costs in the near future.  During the second quarter of fiscal year 2011, we had to draw upon our revolving line of credit to fund our operations.  While the first three quarters of fiscal year 2011 had its challenges, we still expect we will maintain long-term growth in our hosted revenue offerings, particularly with Lyris HQ, and increase efficiency within our operating expenses to generate available cash to satisfy our capital needs and debt obligations.  To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.  Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. For example, on July 23, 2010, we entered into a Stock Purchase Agreement with SiteWit Corp., a privately held company that provides an online marketing search engine to its customers, and paid $500 thousand to Site Wit upon closing the deal.  In connection with this agreement, we invested an additional $250 thousand in October 2010 and will invest an additional $250 thousand in SiteWit upon the achievement of certain milestones which are expected to be achieved in fiscal year 2011.

In summary, our cash flows were as follows for the nine months ended March 31, 2011 and 2010 (in thousands):

	Nine Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$95	$2,973
Net cash provided by (used in) investing activities	(1,855)	(1,581)
Net cash provided by (used in) financing activities	1,601	(1,655)
Effect of exchange rate changes on cash	47	(19)
Increase (decrease) in cash and cash equivalents	$(112)	$(282)

Cash Flows for the Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

Operating Activities

Net cash flows provided by operating activities was $0.1 million for the nine months ended March 31, 2011 as compared to net cash flows provided by operating activities of $3.0 million for the nine months ended March 31, 2010. The deterioration in cash flow for the nine-month period was primarily due to the one-time charges associated with a corporate reorganization.  Net cash flow used in operating activities for the nine months ended March 31, 2011 consisted of net loss of $4.3 million, partially offset by contributions from working capital of $0.2 million and non-cash charges of $4.2 million. The contribution from working capital accounts was primarily due to an increase in accounts receivable of $1.1 million offset by $0.7 million in deferred revenue, $0.1 million in accounts payable and accrued expenses, and $0.1 million in prepaid expenses and other assets. The non-cash charges consisted of depreciation and amortization of $2.7 million, stock-based compensation of $0.6 million, provision for bad debt of $1.0 million and offset by $0.1 million in deferred income tax benefits. Net cash flow used in operating activities for the nine months ended March 31, 2010 consisted of non-cash charges of $5.1 million partially offset by net loss of $1.8 million and contributions from working capital of $0.3 million. The non-cash charges primarily consisted of depreciation and amortization of $3.6 million, stock-based compensation of $0.5 million, and provision for bad debt of $1.0 million. The contribution from working capital accounts was primarily due to a decrease in accounts receivable of $1.5 million offset by $0.5million in accounts payable and accrued expenses, $0.3 million in income taxes payable, $0.2 million in deferred revenue, and $0.2 million in prepaid expenses and other assets.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Investing Activities

Net cash flows used in investing activities was $1.9 million for the nine months ended March 31, 2011 as compared to net cash flows used in investing activities of $1.6 million for the nine months ended March 31, 2010. The deterioration in cash flow for the nine-month period was primarily due to our investment in SiteWit. Net cash flow used in investing activities for the nine months ended March 31, 2011 consisted of $0.7 million payment for equity investments in SiteWit, $0.8 million in capitalized software expenditures, and $0.4 million used in purchasing property and equipment consisting of computer equipment for its data center operations. Net cash flow used in investing activities for the nine months ended March 31, 2010 consisted of $1.1 million in capitalized software expenditures and $0.5 million used in purchasing property and equipment consisting of computer equipment for its data center operations, computer equipment for our employees and equipment and leasehold improvements for our office locations.

Financing Activities

Net cash flows provided by financing activities was $1.6 million for the nine months ended March 31, 2011 as compared to net cash flows used in financing activities of $1.7 million for the nine months ended March 31, 2010. The improvement in cash flow for the nine-month period was primarily due to net proceeds over payments from our revolving line of credit with Comerica Bank. Net cash flow provided by financing activities for the nine months ended March 31, 2011 consisted of $1.8 million in net proceeds over payment from our revolving line of credit with Comerica Bank offset by $0.1 million in purchases of treasury stock from our former CEO, Mr. Luis Rivera in accordance with the terms of his termination agreement and $0.1 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations. Net cash flow used in financing activities for the nine months ended March 31, 2010 consisted of $1.6 million in net payments over proceeds from our revolving line of credit with Comerica Bank and $0.1 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have $140 thousand in irrevocable letter of credits (“LOC”) issued by Comerica Bank, consisting of a $100 thousand LOC in favor of the Hartford Insurance Company (“Hartford”), and a $40 thousand LOC in favor of Legacy Partners I SJ North Second, LLC (“Legacy”).

The Hartford LOC is held by the Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. Under the terms of the Hartford LOC, any amount drawn down by Hartford on this LOC would be added to our existing debt as part of our line of credit with Comerica. The Hartford LOC was originally entered into on September 5, 2007 with an expiration date of September 1, 2008 and will automatically renew annually unless we are notified by Comerica thirty (30) days prior to the annual expiration date that they have chosen not to extend the Hartford LOC for the next year. The current expiration of the letter of credit is September 1, 2011. As of the date of this report, there have been no draw downs on this LOC by Hartford.

The Legacy LOC is held by Legacy in connection with our lease dated January 31, 2008 for our offices in San Jose, California.

We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance activities.

Revolving Line of Credit

For summary description of our Comerica Bank Credit Facility, please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal year 2011, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under the caption “Legal claims” in Note 10 to the Notes to (Unaudited) Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As of March 31, 2011, there have been no material developments in the Company’s litigation matters since it filed its 2010 Annual Report on Form 10-K for fiscal year ended June 30, 2010

ITEM 1A.   RISK FACTORS

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

Not applicable.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number

3.1(a)	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.1(c)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.2	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007.	8-K	2/21/07	3.2

10.1*	Offer letter between the Company and Keith Taylor, dated January 5, 2011

10.2*	Termination agreement between the Company and Heidi Mackintosh, dated February 4, 2011

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification of Chief Executive Officer

32.1*	Section 1350 Certification of Chief Financial Officer

*Filed herewith

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2011
LYRIS, INC.

	By:	/s/ Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer and President

	By:	/s/ Keith Taylor
Keith Taylor
Chief Financial Officer