Form 10-K
period 2011-06-30
LYRIS, INC.
filed 2011-09-21
CIK 1166220

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO_________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was December 31, 2010, the aggregate market value of its shares (based on a closing price of $0.25 per share as reported on the OTCBB National Market System) held by non-affiliates was $14,118,897 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination of any other purpose). As of September 21, 2011, there were 121,233,700 shares of common stock outstanding.

LYRIS, INC. AND SUBSIDIARIES
FORM 10-K – FISCAL YEAR ENDED JUNE 30, 2011

Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K

PART I

Forward-Looking Information

This annual report on Form 10-K (this “Annual Report” or this “Form 10-K”), including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “predicts,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology.  Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking.

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

ITEM 1.  BUSINESS

Overview

Lyris, Inc., ( the “Company” or “Lyris” or “we”), formerly J.L. Halsey Corporation, is a leading Online marketing technology company serving a wide range of customers from the Fortune 500 to the small and medium-sized business market. We offer the industry’s first on-demand, integrated marketing solution, Lyris HQ.  As of June 30, 2011, approximately 4,500 customers worldwide use our online marketing technology to manage their marketing programs.

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

•	Search marketing software that enables companies to better manage and optimize pay-per-click (“PPC”) campaigns;
•	Web content management software that enables customers to manage a website, landing page or email content creation;
•	Social media marketing software that enables marketers to extend their email marketing initiatives to reach customers via social networking sites, such as Twitter or Facebook;
•	Mobile marketing software that allows marketers to send targeted, opt-in text messages; and
•	Online marketing professional services and support.

We offer our marketing software solutions as licensed software that customers purchase and download on their computers and as a hosted service that customers use on a subscription basis through an Internet connection.

Prior to August 2006, Lyris was a provider of hosted and licensed email marketing software through its wholly-owned subsidiaries, Lyris Technologies, Inc. and Uptilt, Inc. (d/b/a “EmailLabs”).  On August 18, 2006, the Company acquired ClickTracks Analytics, Inc. (“ClickTracks”), a Web analytics provider, and Hot Banana Software, Inc. (“Hot Banana”), an e-marketing Web content management company.  Both EmailLabs and ClickTracks were merged into Lyris Technologies, Inc. in late 2007. In connection with this merger, we integrated our software offerings, those companies’ software offerings and our hosted EmailLabs email marketing offering into our on-demand, integrated marketing solution, Lyris HQ.

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

Business Strategy

Our primary goal is to achieve long-term sustainable growth, create value for our stockholders and improve customer satisfaction.  Our business strategy is based on our commitment to providing the best on-demand Web-based marketing platform and services.  Our platform is a full-suite of integrated online marketing solutions with superior ease of use and convenience.  Our objective is to expand our offerings globally to effectively reach more of our targeted customers and provide them with high quality online marketing solutions and professional services and support.  We believe that continued investment in research and development is critical to our ability to develop and enhance our products and technologies.

To achieve our vision, we are focused on the following key initiatives that will drive our future performance:

•
Developing and strengthening our products and services:  We intend to continue to develop innovative software applications and marketing solutions that deliver value for our customers.  In November 2007, we began to offer Lyris HQ, an integrated on-demand marketing suite that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface, as our premier core product. We plan to invest in Lyris HQ with the goal of making it the best on-demand integrated marketing solution in the market. In February 2011, we introduced our new mobility application that extends the Lyris HQ platform to the iPhone, iTouch and iPad. In April 2011, we introduced our new tabbed user interface for Lyris HQ.

•
Being a leader in digital marketing technology and related services:  We intend to strengthen our position in the digital marketing space.  Becoming a leader involves product awareness and creation of key offerings.   We plan to extend our marketing knowledge to new and existing Lyris customers worldwide.

•
People: We plan to continue to create a great place to work where people are inspired to give their best efforts towards Lyris’ success.  We hire and retain a highly talented and diverse workforce to establish a productive working environment.  In addition, we intend to improve training opportunities and identify visible career paths for our employees.

•	Business Partners: We plan to continue to nurture a winning network of business partners and build mutual trust and loyalty.

•	Profitability: We continue to strive to maximize returns to shareholders, while being mindful of our overall financial responsibilities.

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

During fiscal year 2011, we continued to expand our offerings, specifically Lyris HQ, in Europe, Latin America, Asia Pacific and other international markets.  We believe there is a significant market opportunity in Europe, Latin America, Asia Pacific and we expect to aggressively market to these regions.  We intend to extend our marketing knowledge resources to new and existing Lyris customers worldwide.

Our Products and Services

Lyris HQ

In November 2007, we introduced Lyris HQ, our premier offering which provides customers an integrated online suite of marketing solutions that enables a 360-degree view of campaigns, from email, to search-engine keyword management, to web content management and analytics.  Its competitive price allows the marketing department to put an integrated, on-demand toolset in the hands of everyday marketers to simplify their processes, unify their marketing efforts and improve return on investment (“ROI”).  For fiscal year 2011, we had approximately 912 Lyris HQ subscription customers, down from 964 in the prior fiscal year.

Lyris HQ is a robust hosted email marketing platform that helps professional online marketers manage and maximize the effectiveness of complex campaigns with high volume.  Lyris HQ allows users to write email messages, create segments, edit lists, manage landing pages, track Web analytics and gain insights from data and reports.  Lyris HQ integrates social, mobile, search and analytics to connect our clients to their customers across digital channels. Lyris HQ is cloud-based, so customers do not need to purchase any hardware or upgrades. Lyris HQ primarily targets small and mid-sized businesses (“SMB”) and mid-market companies that use the Internet to market and sell their goods and services.

In February 2011, we introduced our new mobility application that extends the Lyris HQ platform to the iPhone, iTouch and iPad. Lyris HQ Mobile provides marketers real-time campaign insights and the ability to manage and view campaigns on their mobile devices.  Lyris HQ customers can now actively engage and manage campaigns, including the previewing, scheduling and cancelling of email messages from their mobile devices.

In April 2011, we introduced our new tabbed user interface for Lyris HQ.  Our tabbed user interface enables marketers to multitask within email campaign development and facilitates increased productivity and workflow. This new user interface is designed to facilitate multitasking by marketers and make the platform more user-friendly.  Leveraging broadly available next generation browser capabilities, marketers are able to develop, run and view all aspects of their campaign simultaneously.

Email Marketing Software

Lyris ListManager is our email marketing licensed software product. Lyris ListManager provides IT and marketing departments with a time-tested, powerful email marketing engine to manage and execute campaigns.  Lyris ListManager gives IT managers a secure, trustworthy, on-premise platform to deliver a reliable, cost-effective solution for marketing teams.  And for marketers, Lyris ListManager delivers a platform to create high-volume, customized email campaigns that ensure the timely delivery of messages to the appropriate email recipients.  For IT managers, Lyris ListManager delivers software that can be integrated into other enterprise software solutions.  Lyris ListManager’s open architecture enables IT managers to modify, configure and integrate the application quickly and easily.  It cost-effectively helps marketers nurture their customer base and convert prospects into customers, while smoothly integrating with other applications and solutions.  Lyris ListManager’s powerful delivery engine which has proven to be effective in diverse industries, allows users to conduct email campaigns ranging in size from small to large scale.

In January 2011, we introduced ListManager 11, providing improved campaign planning and end-to-end performance tracking capabilities to facilitate improved campaign effectiveness. It offers new interactive marketing calendaring - a visual calendar that provides visibility of all campaign mailings and events. Enhanced navigation and new analytics enable marketers to more effectively drive campaign success. The fully integrated offering also allows customers without HTML experience to easily create and edit personalized messages and track and manage campaigns. In addition, it offers a click-through heat map that provides visual user data for specific campaigns.

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

Web Analytics Software

 ClickTracks is our Web analytics product. ClickTracks is integrated into the Lyris HQ platform and provides the Web analytics capabilities within the integrated application. Web analytics software uses cookies and simple java-script to track and report on the activity of visitors to a website or landing page. This software then allows the user to analyze the behavior of those visitors and report on basic statistics about this behavior. ClickTracks is used by marketing agencies and ISPs to support their customers.

Web Content Management Software

 Hot Banana is our software product that enables customers to manage content across their different Web properties more easily, including corporate websites, intranets, extranets, landing pages and micro marketing sites.  Hot Banana assists customers in optimizing their sites in a manner that allows search engines to find relevant content more easily and increase traffic to their site.  Many of Hot Banana’s features have been integrated into our other products. Hot Banana customers have been migrated to our other platforms when appropriate and we have announced that we will end support for Hot Banana on or near December 2011.

Online Marketing Professional Services and Support

Our Professional Services team provides full-service online marketing services and support to assist our customers in developing the best email marketing strategy to meet their goals and objectives.  Whether our customers are trying to kick start their email marketing campaign strategy, troubleshoot an email deliverability issue, catch up on best practices or just use our online or email marketing software more efficiently, our Professional Services team is available to offer guidance, expertise and solutions to help our customers achieve world-class email marketing.

We understand that each customer’s business is unique, and that is how we approach our engagement with each of our customers. We begin by understanding the specifics of our customers’ email program, and then we benchmark, develop and execute initiatives and review outcomes. Since the goal is our customers’ ongoing improvement, we optimize the approach and begin again. As a result, our customers achieve a comprehensive email marketing strategy that increases their efficiency, conversion and ultimately revenue.

Strategic Services. We offer strategic services to analyze, benchmark and build a results-oriented plan to increase the value of our customer’s email marketing program.

Dedicated Account Management. We offer strategic guidance to improve our customers’ email marketing performance.

Campaign Management. We plan, build, create, test, send and optimize our customers’ email marketing campaigns from start to finish.  We also offer this as a value-added service to our product.

Deliverability. We ensure optimal delivery of our customers’ emails to their clients’ inbox. We assist in authentication settings, develop tools, education and services for building best practices for our customers’ with their email campaigns.

Training. We offer online, instructor-led and private courses to help our customers’ get the most out of our Lyris solution.

Technical Services. We offer customized system designs and implementation based on our customers’ specifications and security requirements.

Customers may purchase our Professional Services and Support a-la carte, or take advantage of comprehensive service offerings which bundle these services into packages.

Customer Service and Support

Our hosted service offerings include access to our online support knowledgebase and maintenance upgrades to our SaaS solution.  Lyris’ offers telephone support (6:00 am - 6:00 pm Pacific Time for US customers and 9:00 am - 9:00 pm Greenwich Mean Time for Europe, Middle East and Africa customers).  24/7 telephone support is also available for critical issues.

For our licensed software customers, we offer multiple levels of customer service and support.  Our “Core” offering provides online self service assistance, telephone support (6:00 a.m. - 6:00 p.m. Pacific time for US customers and 9:00 a.m. – 9:00 p.m. Greenwich Mean Time for Europe, Middle East and Africa customers) as well as access to minor and major upgrades during the term of the support contract. The second level, referred to as “Core Premium”, includes all “Core” services along with 24/7 after hours support for critical issues.

Customers

We serve a wide range of customers from Fortune 500 companies to small and medium-sized businesses to government entities.  We also serve several departments of the U.S. government, national and local political campaigns, academic institutions, charitable organizations, major retail stores and athletic teams.

Sales and Marketing

Our sales and marketing activities are based in our Emeryville, California operating headquarters with additional personnel throughout the United States; Barrie, Ontario, Canada; Buenos Aires, Argentina; Sao Paulo, Brazil; Ultimo, Australia, and London, England. The sales team is focused on selling a suite of solutions including licensed software, primarily Lyris ListManager and Lyris HQ. Our main sales channels are direct and indirect sales.  Direct sales are primarily by phone and field sales personnel who are assigned to a region or country.  Our inside sales team is principally responsible for generating and identifying qualified leads.  Indirect sales are referrals from existing business partners who introduce us to potential customers.  Our sales teams incorporate account managers who focus on retention of existing customers and engagement managers that develop additional business from our largest customers.

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

Operations

We believe that continuous data center operations are crucial to our success in selling hosted services.   We currently lease space and services in secure co-location data facilities in Milpitas, Fremont, Sunnyvale and Emeryville, California and London, England.  These facilities house the servers that our hosted customers use to access our services.  In addition, these facilities have redundant electrical generators and uninterruptible power supplies, fire suppression systems and 24/7 physical securities that protect the facilities.

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

Technology

Lyris HQ, our premier product, is the integrated user front-end for our individual point applications backends, is written in Adobe Flex and delivered as a Web-based Flash application. This allows us to provide a Rich Internet Application to our customers.  Lyris HQ communicates and integrates with the individual point applications using a RESTful XML API library.

Our independent point applications are written in several computing languages, including Flex, Cold Fusion, C, C++, C# and TCL, among others.  We design these applications to run in conjunction with a number of different commercial database servers, including mySQL, Microsoft SQL Server and Oracle.  Lyris’ and EmailLabs’ platforms are designed to handle hundreds of thousands of emails per hour, while emphasizing reliability, availability and security.  These platforms automatically handle bounces due to invalid email addresses and track user activity after receipt of the emails, such as open detection, clickthrough tracking and purchase tracking.  The information gathered from user activities is digested into reports and can be used for initiating further email campaigns.

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

Historically, we have released major upgrades to our software products every 12 to 16 months.  With our premier product, Lyris HQ, we have been implementing an Agile/SCRUM methodology for our releases which allows for shorter development cycles and faster releases.  As of June 30, 2011, we had approximately 55 engineers who are engaged in maintaining our current products and researching, developing, testing and deploying new versions of our software.  We continue to invest resources for significant new research and development to develop new and innovative products, and we are constantly adding or enhancing features within our existing applications.  Our main research and development facilities are located in Emeryville and San Jose, California.

During fiscal years 2011 and 2010, research and development expenses were $2.0 million and $3.2 million, respectively.  We plan to continue to make significant investments in a broad range of research and product development efforts to further our product and service offerings.

Competition

General.  The market for email marketing products and services is highly fragmented, competitive and rapidly evolving, and there are relatively low barriers to entry into this market. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In some cases, these vendors may also be able to offer interactive marketing applications at little or no additional cost by bundling them with their existing applications. If we are unable to compete with such companies, the demand for products and services could substantially decline.

We believe the following factors are important or may become important in the competition for customers:

•	Product feature set, effectiveness, interoperability, stability and reliability;
•	Ease of use of the products;
•
Ability to integrate with other applications that our customers use to interact with their customers such as Customer Relationship Management (“CRM”), enterprise marketing management (“EMM”), Web analytics, Enterprise Resource Planning packages and consumer and business databases;

•	A competitor’s introduction of an integrated digital marketing software suite to compete directly with Lyris HQ in performance and scalability;
•	Price and total cost of ownership;
•	Cross-channel integration,
•	Pace of innovation and product roadmap;
•	Return on investment;
•	Quality of customer service and support;
•	Strength of professional services organization;
•	Brand name and reputation; and
•	Ability to provide services in a secure environment and maintain the confidentiality of customer data.

Email Marketing Markets.  The market for email marketing software and hosted email marketing services is fragmented and includes numerous competitors.  We have several types of competitors, some of whom offer an on-premise licensed software solution, while others offer a hosted service.

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

Our competitors also include many small, privately-held, companies that compete with us on the hosted side, as well as in the SMB marketplace.  Our larger competitors in this marketplace include Silverpop, Responsys, ExactTarget, CheetahMail and StrongMail.

Finally, several of our competitors focus on providing email services to very small users who do not require either the volume or functionality needed by larger or more sophisticated users.  Although we do have many smaller customers, Constant Contact and Vertical Response are the larger providers to this market.

Web Analytics Market.  In the Web analytics market, there are a number of large competitors and several well-funded start-ups.  Large companies who operate in this market include WebTrends, Omniture (owned by Adobe), CoreMetrics (owned by IBM), IndexTools (owned by Yahoo) and Google Analytics (owned by Google). Additionally, many smaller, privately held companies compete in this space, including OneStat and Manticore Technology. The Web analytics market is among the most competitive of all technology markets.

Search (PPC) Marketing Market. In the Search Marketing market, often referred to as PPC or Pay-Per-Click marketing, there are a significant number of competitors, particularly startups or small private companies such as Clickable, Acquisio and Marin Software. In addition, most Web Analytics firms offer some level of Search Marketing capabilities in their products.

Web Content Management Market.  In the Web content management market, there are a number of very large competitors and several well-funded start-ups.  Large companies who operate in this market include EMC (through its Documentum subsidiary), Interwoven, Silver Lake Software and OpenText.  Additionally, many smaller privately-held companies compete in this space, including CrownPeak, Clickability, Ektron, PaperThin and FatWire.

We believe our products compete effectively with these vendors based on our strategy and our comprehensive on-demand marketing platform that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface.

Intellectual Property

We have filed several patent applications.  One application covers technology developed for EmailAdvisor and four other applications relate to technology and processes developed for ClickTracks. We were awarded a patent on ClickTracks technology that covers the display of statistical data overlaid on the website as well as the automatic parameter masking used to define relevant page identifying URLs. This patent expires in 2024.  This technology displays metrics about website visitors directly onto the site itself, allowing easy analysis and interpretation.

We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties in order to try to protect our trade secrets and intellectual property.

In recent years, many software companies have filed applications for patents covering their technologies.  Many of these patents have yet to be litigated.  Other competitors may develop technologies that are similar or superior to our technology and may receive and enforce patents on such technology.  We are not aware of any issued or pending patents that may be asserted against us.

Employees

As of June 30, 2011, we had 233 employees. Our employees are not represented by any labor union and we are not aware of any current activity to organize any of our employees.

Insurance

We currently purchase insurance policies to cover the ongoing liability and property risks arising out of our current operations.

U.S. and Foreign Government Regulation

Email has been the subject of regulation by local, state, federal and foreign governments.  The CAN-SPAM Act of 2003 (“CAN-SPAM”) established national standards in the U.S. for commercial email.  The Federal Trade Commission (FTC) enforces the provisions of CAN-SPAM.

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

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, (“SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-772-9295. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Risks Related to Our Business and Industry

We were not profitable in fiscal year 2011 or 2010 and there can be no assurance that we will generate net income in subsequent periods.

We incurred net losses of $7.0 million and $2.7 million for fiscal years 2011 and 2010, respectively and there can be no assurance that we will be cash flow positive or generate net income in fiscal year 2012 or future years.  At June 30, 2011, our existing cash and cash equivalents cash flow from operations and the availability from our revolving credit facility, did not provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for the next 12 months.  While our amended credit facility entered into on August 31, 2011 improves our liquidity position, we may be unable to improve our cash flow from operations and to build our cash reserves in order to obtain sufficient liquidity.

We must generate increased revenue to attain profitability and sufficient liquidity.  We may be unable to generate sufficient revenue to reach profitability in fiscal year 2012, or our revenue could further decline. We also may incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown developments. Accordingly, we may not be able to generate net income and subsequent periods, and we may continue to incur net losses in the future.  If we continue to incur net losses in future periods we may be forced to further restructure our business to reduce costs or liquidate our business.

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing.  In fiscal year 2011, we had a current account deficit and may continue to have a deficit through fiscal year 2012.  There is no certainty that we will be able to raise additional equity or other capital, or that the terms on which such capital may be raised will be favorable to us.  The terms of any new capital may be superior to, or dilutive to, the existing common shareholders.  Our common stock is traded on the OTC Bulletin Board, and the trading volume is low.  This may limit our ability to raise funds in the public markets.

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

Our agreement with Comerica Bank places certain restrictions on us, including restrictions on our total borrowings, our debt to EBITDA, certain minimum monthly thresholds our EBITDA must exceed, liquidity requirements that our cash balance must meet and our ability to buy additional businesses, among other restrictions. We cannot be certain that we will continue to be in compliance with these requirements. Our failure to meet the financial covenants under existing agreements, would constitute an event of default. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our business development plans, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on our revenues and results of operations.

Our business is substantially dependent on the market for email marketing, which is in an early stage of development, and if it does not develop or develops more slowly than we expect, our business may be harmed.

More than 90% of our revenue comes from email marketing:  from the licensing of software, the sale of support and maintenance contracts related to our software and from the sale of hosted services.  The markets for digital marketing software, including email marketing, Web analytics, marketing content management and related services are relatively new and still evolving and it is uncertain whether the software and services that we offer will achieve and sustain high levels of demand and market acceptance.  It is uncertain whether businesses will make significant investments in email and digital marketing software, and if they do, whether they will purchase our software or subscriptions to our hosted services for this function.  Our success will substantially depend on the willingness of businesses to increase their use of email and digital marketing software.  If businesses do not perceive the overall benefits of e-mail and digital marketing software, then the market may develop more slowly than we expect, either of which would significantly and adversely affect our operating results and our business may be harmed.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

The market for online direct marketing is highly competitive and is experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, reduced gross margins and operating margins and loss of market share. Our principal competitors include providers of online direct marketing solutions such as Responsys, Silverpop, Exact Target, Constant Contact, Cheetahmail, Strongmail, and among others; Web analytics providers such as Omniture (owned by Adobe), Coremetrics (owned by IBM); and search engine marketing providers such as Acquisio, Clickable and Marin Software.  The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively affect our ability to attract new customers.

Many of these potential competitors have broad distribution channels and may bundle complementary products or services. Such bundled products include, but are not limited to, Web analytics, data mining, customer relationship management systems and professional services.  If we are not able to bundle complementary services or continue to expand our distribution capabilities, current and potential customers may choose to work with our competitors and our results may suffer.

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

Our operating results fluctuate due to many factors that make our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.  These factors include:

•	fluctuations in demand for, and sales of, our products and services;
•	introduction of new products and services by us or our competitors;
•	competitive pressures that result in pricing fluctuations;
•	variations in the timing of orders for and delivery of our products and services;
•	seasonality;
•	changes in the mix of products and services that we sell and the resulting impact on our gross margins; and
•	costs associated with litigation and intellectual property claims.

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

We provide email marketing and delivery services to our customers and end-users through our proprietary technology and client management systems. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain customers. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us and could cause some customers to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.  Some factors that could lead to interruptions in customer service include: operator negligence; improper operation by, or supervision of, employees; physical and electronic break-ins; misappropriation; computer viruses and similar events; power loss; computer systems failures; and Internet and telecommunications failures.

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

We have acquired a number of operating businesses in recent years, and we may continue to expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, result in additional dilution to our stockholders, consume resources that are necessary to sustain our business and furthermore, we may not realize expected benefits from any of these acquisitions.

One of our business strategies is to acquire competing or complementary services, technologies or businesses. We also may enter into relationships with other businesses in order to introduce new and/or expand our existing product and service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

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

We will also need to continually improve our computer network and infrastructure to avoid service interruptions or slower system performance.  As usage of our products grow and as customers use it for more complicated tasks, we will need to devote additional resources to improving our computer network, our application architecture and our infrastructure in order to maintain the performance of our products. Any failure or delays in our computer systems could cause service interruptions or slower system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our products to customers. This could result in lost customer opportunities and lower renewal rates, any of which could hurt our revenue growth, customer loyalty and our reputation. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased demand if our systems cannot handle current or higher volumes of usage.

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

The majority of our hosted services are sold pursuant to short-term subscription agreements, and if we are unable to retain existing customers or to grow our customer base by adding new customers, our operating results will be adversely affected.

Our growth strategy is in part driven by our ability to retain our existing customers and grow our customer base by adding new customers. Customers cancel their accounts for many reasons, including economic concerns, business failure or a perception that they do not use our product effectively, the service is not a good value and that they can manage their email campaigns without our product.  Typically, our hosted services are sold pursuant to short-term subscription agreements, which are generally one year in length, with no obligation to renew these agreements. Our renewal rates may decline due to a variety of factors, including the services and prices offered by our competitors, new technologies offered by others, consolidation in our customer base or cessation of operations of some of our customers.  We must continually add new customers to replace customers whose accounts are cancelled, terminated or not renewed, which may involve significantly higher marketing expenditures than we currently anticipate. If too many of our customers cancel or do not renew our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results would be adversely affected.

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

We depend on the efficient and uninterrupted operations of our data centers and hardware systems. Our data centers and hardware systems are located in California, an area susceptible to earthquakes. Our data centers and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to our data centers or systems, we may be unable to execute customers’ hosted online direct marketing campaigns until the damage is repaired and may accordingly lose customers and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

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

We currently store confidential customer information, including customers’ proprietary email distribution lists, credit card information and other critical data, in a secure data warehouse owned by a third party. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. Any unauthorized access to our servers could result in the misappropriation of confidential customer information or cause interruptions in our services. It is also possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. In addition, our reputation may be harmed if we lose customer information maintained in our data warehouse due to systems interruptions or other reasons.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as we continue to grow our customer base and our brand becomes more widely known and recognized, we may become a more inviting target for third parties seeking to compromise our security systems. Many states have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers. In addition, if we fail to maintain our compliance with the data protection policy standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would harm our reputation and make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing. Our existing general liability insurance may not cover any, or only a portion of any potential claims to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating losses and reduce our net worth and working capital.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These events could be costly, could divert technical resources and management time and, result in the invalidation of our intellectual property.  Unfavorable litigation outcomes may subject us to substantial damage claims, cause product enhancement delays and require us to cease development of certain products, terminate the use of certain technology, develop alternative technology or enter into license agreements to continue using certain technology.  Such licensing agreements might not be available on terms we find acceptable or at all and could harm our business. Existing lawsuits against others in this industry, as well as any future assertions or prosecutions of claims like these, could also result in an unfavorable outcome for us, potentially leading to proprietary rights infringements claims against us.

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

Our success depends on the continued contributions of our executive management team, our technical, marketing, sales, customer support and product development personnel.  The loss of key individuals or significant numbers of such personnel, or our failure to continue to attract or retain such personnel in the future could significantly harm our business, financial condition and results of operations.  Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and for direct sales personnel with the advanced sales skills and technical knowledge we need.  We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price and low trading volume of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require in order to join us.

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

In addition, laws regulating the use of cookies by us and our customers could also prevent us from providing our services to our customers or require us to employ alternative technology. A European Union Directive implemented by member countries requires us to tell users about cookies placed on their computers, describe how we and our customers will use the information collected and offer users the right to refuse a cookie. Although no European country currently requires consent prior to delivery of a cookie, one or more European countries may do so in the future. If we were required to obtain consent before delivering a cookie or if the use or effectiveness of cookies is limited, we would be required to switch to alternative technologies to collect user profile information, which may not be done on a timely basis, at a reasonable cost or at all.  Moreover, laws in the areas of privacy and behavioral tracking are likely to be passed in the future, which could result in significant limitations on or changes to the way in which we can collect, use, store or transmit users’ personal information and deliver products and services.

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our on-demand software and our ability to conduct business.

Our customers rely on email to communicate with their customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those entities or individuals, who do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

From time to time, some of our Internet protocol addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our on-demand software and services and communicate with our customers and, because we fulfill email delivery on behalf of our customers, could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Adverse global economic conditions may continue to decrease our customers’ activity levels and spending for our products and services.

Current adverse global economic conditions have had, and may continue to have, a negative impact on our customers.   The tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility of in fixed income, credit and equity markets may have negatively affected our customers’ equity values, reduced their cash flow and/or limited their access to debt or equity financing, and therefore may result in a significant reduction in our customers’ spending for our products and services. To the extent our customers reduce their capital expenditure budgets for the remainder of 2010 or beyond, this reduction in spending and decrease in demand for our products and services could have a material adverse effect on our operations.

An impairment loss could have a material adverse impact on our financial condition and results of operations.

The continued global economic crisis, resulting in, among other things, sharply lower demand for our offerings and disruption of capital and credit markets could significantly affect our market capitalization and result in an impairment loss.  We did not recognize a goodwill impairment loss in fiscal year 2011 and 2010; however, in fiscal year 2009, we recognized a goodwill impairment loss of $17.0 million.  It is possible that further decline of economic conditions would result in additional impairment loss that could have a material adverse impact on our financial condition and results of operations.

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize subscription revenue over the term of our customer agreements, which are typically one year. As a result, most of our monthly subscription revenue results from agreements entered into during previous months. Consequently, a shortfall in demand for our on-demand software and related services in any quarter may not significantly reduce our subscription revenue for that quarter, but could negatively affect subscription revenue in future quarters. We may be unable to adjust our cost structure to compensate for this potential shortfall in subscription revenue. Accordingly, the effect of significant downturns in sales of subscriptions to our on-demand software and related services may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription terms.

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

Our international operations expose us to additional risks, which could adversely affect our business, financial condition and results of operations, including, but not limited to:

•	trade restrictions and duties, including tariffs, quotas and other barriers;
•	delays resulting from difficulty in obtaining trade licenses for certain technology, foreign regulatory requirements, such as safety or radio frequency emissions regulations;
•	liquidity problems in various foreign markets;
•	uncertainties and liabilities associated with foreign tax laws;
•	burdens of complying with a variety of foreign laws, including more stringent consumer and data protection laws;
•	unexpected changes in, or impositions of, foreign legislative or regulatory requirements;
•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	difficulties in staffing, managing and operating our international operations;
•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. law;
•	political and economic instability;
•	changes in diplomatic and trade relationships; and
•	other factors beyond our control including terrorism, war, natural disasters and diseases, particularly in areas in which we have facilities.

As Internet commerce develops, federal, state and foreign governments may adopt new laws to regulate Internet commerce, which may negatively affect our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to our products or our business. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing, which would adversely affect the viability of our products.  States and some local taxing jurisdictions also have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear.  At present, we do not collect sales or other similar taxes with respect to our subscription services.  However, various other states may seek to impose sales tax obligations on our subscription services in the future. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material adverse effect on our results of operations.

Evolving regulations concerning data privacy may restrict our customers’ ability to solicit, collect, process, disclose and use data necessary to conduct effective marketing campaigns and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data and personal information, which may reduce demand for our solution. For example, Directive 2009/136/EC of the European Parliament and of the Council concerning the processing of personal data and the protection of privacy in the electronic communications sector requires that users be provided with information and offered the right to refuse when a third party wishes to store information on a user’s equipment, such as by placing a cookie on the user’s computer, or to access information already stored. In other words, Directive 2009/136/EC appears to require consumers to “opt-in” in order for cookies to be used as part of marketing efforts. Directive 2009/136/EC required EU member states to adopt and publish by May 25, 2011 laws, regulations and administrative provisions necessary to comply with the Directive. While some EU member states have done so, others have not, and there remains considerable uncertainty regarding what types of procedures and mechanisms are legally sufficient to comply with the Directive. Because it is not yet clear how this directive will be implemented by the member states, it is possible that our customers may need to evolve their business practices if they wish to continue to utilize interactive marketing with their customers. These changes may have the effect of reducing demand for our services in the European Union.

Our applications collect, store and report personal information, which raises privacy concerns and could result in liability to us or inhibit sales of subscriptions to our products.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. Because many of the features of our applications use, store and report on personal information from our customers, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our products and services and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our solutions.

If our products are perceived to cause or is otherwise unfavorably associated with invasions of privacy, whether or not illegal, it may subject us or our customers to public criticism. Existing and potential future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reactions related to interactive marketing, including marketing practices of our customers. Public concerns regarding data collection, privacy and security may cause some of our customers’ customers to be less likely to visit their websites or otherwise interact with them. If enough consumers choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our products. This, in turn, would reduce the value of our service and inhibit or reverse the growth of our business.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our on-demand software.

Increasing our customer base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We expect to be substantially dependent on our direct sales force to obtain new customers. We plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and time before they achieve full productivity. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

We may use third parties to grow our business. If we are unable to maintain successful relationships with them, our business could be harmed.

In addition to our direct sales force, we may use third parties such as resellers to help promote our solutions. Although we do not currently derive a significant amount of revenue through third parties, we may in the future seek to expand sales of subscriptions of our solutions through these and other indirect sales channels.

These third parties may offer customers the solutions of several different companies, including solutions that compete with ours. We also expect that these third parties will not have an exclusive relationship with us. Thus, we will not be certain that they will prioritize or provide adequate resources for selling our solutions. In addition, establishing and retaining qualified third parties and training them in our products and services require significant time and resources. If we are unable to maintain successful relationships with any of these third parties, our business could be harmed.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we have recently adopted a new revenue recognition standard, which may in the future be subject to varying interpretations that could materially impact how we recognize revenue. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the Financial Accounting Standards Board, or FASB, continues to consider applicable accounting standards in this area.

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

As of June 30, 2011, our executive officers and directors and entities affiliated with them beneficially own or have options exercisable within 60 days to purchase, in the aggregate, approximately 59% of our common stock.  The chairman of our board of directors (the “Board”), Mr. William T. Comfort, III, as controlling partner of LDN Stuyvie Partnership, beneficially owns approximately 48% of our common stock.  Mr. Comfort’s brother-in-law, James A. Urry, is also on our Board and beneficially owns approximately 8% of our common stock.  These stockholders together have, and Mr. Comfort himself has, the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control or impeding a merger or consolidation, takeover or other business combination.

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

Our ability to use our potential tax benefits derived from our net operating loss carryforwards in future years will depend upon the amount of our otherwise taxable income. If we generate insufficient taxable income in future years, the net operating losses will not be needed or used and therefore will provide no benefit to us. If we experience a change of ownership within the meaning of Section 382 of the Internal Revenue Code, we will not be able to realize the benefit of our net operating loss carryforwards and tax credit carryforwards. Our net operating loss carryforwards at June 30, 2011 and 2010 were $62.4 million and $61.2 million, respectively.

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

Our principal office and corporate headquarters is located at 6401 Hollis Street Suite 125, Emeryville, CA 94608, where we lease 31,186 square feet of office space.  We also maintain an office in San Jose, California.  Our subsidiaries lease office space in London, England; Barrie, Ontario, Canada; Buenos Aires, Argentina; and Ultimo, Australia.

A summary of our significant leased office facilities at June 30, 2011 are as follows:

Location	Square Feet	Lease Expiration Date
Emeryville, California	31,186	March 2016
San Jose, California	17,120	September 2012
Barrie, Ontario, Canada	6,400	December 2013
London, England	2,260	May 2014
Buenos Aires, Argentina	1,076	February 2014
Ultimo, Australia	2,960	December 2012

Our leased facilities are fully used by us and our subsidiaries operations.

We believe that our current operating leases are suitable and adequate to provide our current and near-term requirements.   Our remaining facility lease obligation as of June 30, 2011 for all of our facilities is approximately $4.3 million.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims which are incidental to the ordinary course of business, including customer disputes, breach of contract claims and other matters.  Although the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such litigation and claims will not have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.  Due to the inherent uncertainties of such litigation and claims, our view of such matters may change in the future.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol LYRI.OB.  Trading of our common stock on OTCBB commenced on December 3, 1999.  As of August 31, 2011 there were 478 holders of record of common stock.

The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

	High	Low

Year Ended June 30, 2011:
First Quarter	$0.39	$0.31
Second Quarter	0.35	0.23
Third Quarter	0.30	0.19
Fourth Quarter	0.30	0.22

Year Ended June 30, 2010:
First Quarter	$0.50	$0.25
Second Quarter	0.45	0.26
Third Quarter	0.40	0.27
Fourth Quarter	0.44	0.32

In August 2010, Luis Rivera resigned from his positions as President and Chief Executive Officer of the Company. In accordance with the terms of his termination agreement, the Company repurchased 170,000 shares of common stock from Mr. Rivera at the then market price of $0.33 for a total payment of $56 thousand. The cost of these treasury shares were recorded as a reduction to stockholders’ equity and represent the total treasury stock held by the Company as of September 30, 2010.

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

General

We are a leading online marketing technology company serving a wide range of customers from the Fortune 500 to the small and medium-sized business market. We offer the industry’s first on-demand, integrated marketing solution, Lyris HQ.  Our customers use our online marketing technology to manage their marketing programs.

Our SaaS-based (“software-as-a-service”) online marketing solutions and services provide customers with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to customers who use online and mobile channels to communicate with their customers and members.

On August 18, 2006, we acquired ClickTracks and Hot Banana.  ClickTracks was a Web analytics provider and Hot Banana was an e-marketing Web content management company, and both were merged into Lyris Technologies, Inc. in late 2007.  We integrated Hot Banana, our Web content management system, and ClickTracks, our Web analytics solution, with our hosted EmailLabs email marketing offering, to create our Lyris HQ offering.

We continue to offer the following separate individual online marketing solutions: Lyris ListManager, our licensed software product for email marketing; EmailLabs, our brand for hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool.  In addition, we provide online marketing professional services and support to assist our customers in developing the best email marketing strategy to meet their goals and objectives.

We derive revenue from subscriptions to our hosted services application (Lyris HQ), software (Lyris ListManager), support, maintenance and related professional services. As part of a subscription, a customer commits to a minimum monthly, quarterly, or yearly fee that permits a customer to send up to a specified number of email messages. Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application and from customers purchasing additional offerings that are not included in the standard hosting agreement.  Software revenue is derived from perpetual licensing rights of our software that we sell to our customers.  Support and maintenance revenue is primarily comprised of customer service and support for our products. Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing.

In fiscal year 2011, we faced many challenges as an organization. We appointed Mr. Wolfgang Maasberg as our new Chief Executive Officer, and in subsequent months we also  replaced all of our former executive officers. As a result of this executive reorganization, we incurred a variety of related expenses.

In fiscal year 2011, we incurred net losses of $7.0 million,  and there can be no assurance that we will be cash flow positive or generate net income in fiscal year 2012 or in future years.  At June 30, 2011, our existing cash and cash equivalents, cash flow from operations and the availability from our revolving credit facility, did not provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for the next 12 months.  While the amended credit facility entered into on August 31, 2011 improves our liquidity position, we may be unable to improve our cash flow from operations and to build our cash reserves in order to obtain sufficient liquidity to continue as a going concern.

Fiscal Year 2012 Outlook

We believe that our relative market position, our innovative products and planned upgrades position us for growth in fiscal year 2012. However, we have to date been unable to project our revenue growth accurately, and the current challenging economic conditions may make growth difficult for us. We are continuing to invest in our technology and upgrades to Lyris HQ are ongoing. Later in fiscal year 2012, a planned upgrade to our on premises software solution, ListManager, will occur and could increase our revenues.

Other key elements of our business plans include investments in the core technology of our platform that will enhance delivery of our services and customer service initiatives to address customer churn. We also expect to aggressively manage our operating expenses as we seek to improve our profitability.

We will continue to seek international expansion in Asia Pacific, Latin America and EMEA, to take advantage of opportunities to enter new markets that demonstrate strong market acceptance of our solutions and accretive revenue and operational opportunities. As a major step in this effort, in June 2011 we acquired a majority stake in Cogent Online PTY Ltd (“Cogent”), one of the most experienced marketing services providers in Australia. Lyris first invested in Cogent in 2010 and this investment established Lyris as the majority owner of Cogent, which is now known as Lyris APAC.

Financial Results of Operations for Fiscal Years 2011 and 2010

The following table summarizes our consolidated statements of operations data as a percentage of total revenue for the periods presented:

	Fiscal Year Ended June 30,
	2011	2010
Subscription revenue	76%	77%
Professional services revenue	10%	8%
Support and maintenance revenue	9%	9%
Software revenue	5%	6%
Total revenue	100%	100%
Cost of revenue	52%	47%
Gross profit	48%	53%
Operating expenses:
Sales and marketing	36%	30%
General and administrative	21%	16%
Research and development	5%	7%
Amortization of customer relationships and trade names	4%	5%
Impairment of capitalized software	1%	0%
Total operating expenses	67%	58%
Loss from operations	-19%	-5%
Interest income	0%	0%
Interest expense	0%	-1%
Other income	1%	0%
Loss before income taxes and noncontrolling interest	-18%	-6%

Income tax provision (benefit)	0%	1%
Net loss	-18%	-7%
Less: Net loss attributable to noncontrolling interest	0%	0%
Net loss attributable to Lyris, Inc.	-18%	-7%

Financial Summary

Our financial results during fiscal year 2011 were impacted by the following significant items:

•	10% decrease in subscription revenue compared to fiscal year 2010 due to pricing pressures received from our customers on our subscription renewals due in part to the difficult economic environment.
•	19% increase in professional services revenue compared to fiscal year 2010 due to one-time revenue recognized from a specific customer and sustained service offerings to customers.
•
13% decrease in support and maintenance revenue compared to fiscal year 2010 due to decrease in sales of our legacy products which requires maintenance and customer support as the Company’s business strategy has been focusing on developing and selling the integrated flagship product, Lyris HQ.

•
30% decrease in software sales compared to fiscal year 2010 resulting from continued lower sales volume compared to fiscal year 2010 due to changes in our business model beginning in 2008 where we shifted focus to invest our resources to expand our premier offering, Lyris HQ.

•	Cost of revenue remains approximately even compared to fiscal year 2010.
•
4% increase in operating expenses compared to fiscal year 2010 primarily due to our corporate reorganization of our Company, the investment to rebuild our business with new hires in the executive staff and other key levels, and several projects and initiatives were launched to improve our operational systems and processes. All expenses are considered unusual one-time expenses.

•	65% decrease in interest expense compared to fiscal year 2010 as a result of a lower average outstanding debt balance.

	Fiscal Year Ended June 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$30,434	$33,883	$(3,449)	(10)%
Professional services revenue	4,150	3,491	659	19%
Support and maintenance revenue	3,649	4,185	(536)	(13)%
Software revenue	$1,892	$2,687	$(795)	(30)%
Total revenue	$40,125	$44,246	$(4,121)	(9)%

Subscription Revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application and from customers purchasing additional offerings that are not included in the standard hosting agreement.  Subscription revenue was $30.4 million or 76% of our total revenue for fiscal year 2011, compared to $33.9 million or 77% of our total revenue for fiscal year 2010, a decrease of $3.4 million or 10%.  Subscription revenue decreased primarily because we continued to experience pricing pressures from our customers on our subscription renewals due in part to the difficult economic environment.

Professional Services Revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $4.2 million or 10% of our total revenue for fiscal year 2011, compared to $3.5 million or 8% of our total revenue for fiscal year 2010, an increase of $0.7 million or 19%. The increase in revenue was attributable to $0.6 million in one-time revenue recognized from a specific customer and $0.1 million based on overall growth in this area.

Support and Maintenance Revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $3.6 million or 9% of our total revenue for fiscal year 2011, compared to $4.2 million or 9% of our total revenue for fiscal year 2010, a decrease of $0.6 million or 13%. The decrease was attributable to the continued decrease of our legacy products which required such maintenance and customer support, as well as the reduction of sales of ListManager licenses. Our business strategy has been focused on developing and selling the integrated flagship product, Lyris HQ.

Software Revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers.  Software revenue was $1.9 million or 5% of our total revenue for fiscal year 2011, compared to $2.7 million or 6% of our total revenue for fiscal year 2010, a decrease of $0.8 million or 30%. The decrease was attributable to our continued focus on sales of our SaaS-based solutions and services throughout fiscal year 2011. However, we plan on increasing our efforts in selling our List Manager 11 software in fiscal year 2012, as an alternative to our Lyris HQ product for customers who prefer an on-premise solution.

Cost of Revenue

Cost of revenue includes expenses primarily related to engineering employee salaries and related costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and overhead allocated costs.

	Fiscal Year Ended June 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$20,705	$20,632	$73	0%

Cost of revenue for fiscal year 2011 and 2010 was $20.7 million and $20.6 million, respectively, a decrease of $0.1 million. As a percentage of net revenue, cost of revenue increased to 52% for fiscal year 2011 from 47% for fiscal year 2010. The slight increase in cost of revenue for fiscal year 2011 compared to fiscal year 2010 was attributable to $1.0 million increase in costs associated with our subscription, software and services, $0.3 million increase in amortization of capitalized software and offset in part by $1.2 million decrease in amortization of developed technologies as they became fully amortized during the period.

Gross Profit

	Fiscal Year Ended June 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$19,420	$23,614	$(4,194)	(18)%

Gross profit for fiscal year 2011 and 2010 was $19.4 million and $23.6 million, respectively, a decrease of $4.2 million or 18%. As a percentage of net revenue, gross profit decreased to 48% for fiscal year 2011 from 53% for fiscal year 2010. The decrease in gross profit for fiscal year 2011 compared to fiscal year 2010 was attributable to $3.4 million decrease in subscription revenue, $0.8 million decrease in software revenue, $0.6 million decrease in support and maintenance revenue, $1.0 million increase related to cost associated with our subscription, software and services and an increase of $0.3 million in amortization of capitalized software and offset in part by $1.2 million decrease in amortization of certain developed technologies as they became fully amortized during the period and $0.7 million increase in professional service revenue.

The overall decline in revenues coupled with an increase in spending to strengthen operational efficiencies in our co-location facilities and data center operations, caused the dip. Gross profit should improve as we continue to focus on improving the scalability and efficiency of our data center and co-location facilities by upgrading our capital equipment with leading edge hardware and software technologies.  This will reduce our cost of operations and at the same time provide better overall reliability, scalability and throughput performance; all at a lower overall total cost of ownership and sustainability.

Overall in the industry, software revenue typically has higher gross margins than subscription revenues. We plan on increasing our efforts in selling our List Manager 11 software in fiscal year 2012, as an alternative to our Lyris HQ product for customers who prefer an on-premise solution. This in effect should improve our overall gross profit.

Operating Expenses

	Fiscal Year Ended June 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	$14,584	$13,484	$1,100	8%
General and administrative	8,233	6,921	1,312	19%
Research and development	2,032	3,246	(1,214)	(37)%
Amortization and impairment of customer relationships and trade names	1,449	1,999	(550)	(28)%
Impairment of capitalized software	408	-	408	-
Total operating expenses	$26,706	$25,650	$1,056	4%

Sales and marketing

Sales and marketing expense consists of payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with advertising, promotions, trade shows, seminars and other marketing programs.

Sales and marketing expense for fiscal year 2011 and 2010 was $14.6 million and $13.5 million, respectively, an increase of $1.1 million or 8%. As a percentage of net revenue, sales and marketing expense increased to 36% for fiscal year 2011from 30% for fiscal year 2010.

The increase in sales and marketing expense for fiscal year 2011 compared to fiscal year 2010 was attributable to $0.8 million increase in payroll and related taxes and benefits due to increased in headcount for the department, $0.4 million in one-time severance related expenses in connection with a corporate reorganization, $0.3 million increase in outsourced services, $0.2 million increase in recruiting fees for our new Senior Vice President of Marketing and Senior Vice President of Sales and $0.2 million increase in reimbursable employee expenses, offset in part by $0.8 million decrease in advertising and related expenses. The severance and recruiting fees are considered one-time expenses.

General and administrative

General and administrative expense consists primarily of compensation and benefits for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense for fiscal year 2011 and 2010 was $8.2 million and $6.9 million, respectively, an increase of $1.3 million or 19%. As a percentage of net revenue, general and administrative expense increased to 21% for fiscal year 2011 from 16% for fiscal year 2010.

The increase in general and administrative expense for fiscal year 2011 compared to fiscal year 2010 was attributable to $0.6 million increase due to severance expenses incurred for a corporate reorganization, $0.6 million increase in stock compensation expenses, $0.4 million increase in recruiting fees, $0.3 million increase in outside services to help us launch several projects and initiatives to improve our operational systems and processes, $0.1 million increase in acquisition related costs associated with our acquisition of Cogent Online PTY Ltd. (“Cogent”) and $0.1 million increase in reimbursable employee expenses, offset in part by $0.6 million decrease in bad debt due to our improved collection process and $0.2 million decrease in payroll and related taxes and benefits due to the decrease in headcount for the department. The severance and recruiting fees are considered one-time expenses.

Research and development

Research and development expense consists of payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development.

Research and development expense for fiscal year 2011 and 2010 was $2.0 million and $3.2 million, respectively, a decrease of $1.2 million or 37%. As a percentage of net revenue, research and development expense decreased to 5% for fiscal year 2011 from 7% for fiscal year 2010.

The decrease in research and development expense for fiscal year 2011 compared to fiscal year 2010 was primarily attributable to a shift in focus of engineering resources from product development to the production environment.  Over the past year, we achieved certain product development milestones and made the related product functionality available to our customers resulting in a reduction of research and development costs. As of June 30, 2011 and 2010, we had approximately 55 and 71, respectively, engineers who are engaged in maintaining our current products and researching, developing, testing and deploying new versions of our software

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expense consists of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense for fiscal year 2011 and 2010 was $1.4 and $2.0 million, respectively, a decrease of $0.6 million or 28%. As a percentage of net revenue, amortization of customer relationships and trade names expense decreased to 4% for fiscal year 2011 from 5% for fiscal year 2010.

The decrease in amortization of customer relationships and trade names expense for fiscal year 2011 compared to fiscal year 2010 was primarily due to one customer relationship reached full amortization in October 2010. We acquired customer relationships from the Cogent Acquisition in fiscal year 2011 and will amortize this over a six year period.

Interest expense

	Fiscal Year Ended June 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Interest expense	$(94)	$(268)	$174	65%

Interest expense relates to our revolving line of credit with Comerica Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense for fiscal year 2011 and 2010 was $94 thousand and $268 thousand, respectively, a decrease of $174 thousand or 65%. The decrease in interest expense was primarily attributable to a lower average balance of $1.7 million in our revolving line of credit for fiscal year 2011 compared to an average balance of $4.7 million for fiscal year 2010.

Provision for income taxes

Our effective tax rates for fiscal year 2011 and 2010 were 2.3% and (20.9)%, respectively.  For additional information about income taxes, refer to Note 10 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Impairment of goodwill

We performed our annual impairment testing of goodwill at June 30, 2011 and 2010 and determined that the estimated fair value of our reporting unit was in excess of its carrying value; therefore no impairment charge was recorded in fiscal year 2011 and 2010.

Refer to Goodwill, Long-lived Assets and Other Intangible Assets herein Item 7 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Notes to Consolidated Financial Statements for detail information.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations during fiscal year 2011 was from the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit.  For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank which matures on April 30, 2012, (refer to Notes 8 and17 of the Notes to Consolidated Financial Statements for detail information).  As of June 30, 2011, our availability under this credit facility was approximately $0.2 million.  As of June 30, 2011, our cash and cash equivalents totaled $244 thousand compared to $492 thousand at the fiscal year ended June 30, 2010. As of June 30, 2011, our accounts receivable, less allowances, totaled $6.3 million compared to $7.2 million at the fiscal year ended June 30, 2010.

	Fiscal Year Ended June 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Accounts Receivable	$7,264	$7,941	$(677)	(9)%
Allowance for Doubtful Accounts	(936)	(768)	(168)	22%
Total - Accounts receivable	$6,328	$7,173	$(845)	(12)%

Accounts receivables decreased $0.7 million or 9% for fiscal year 2011 due to $0.3 million decrease in accounts receivable as a result of higher collections relative to amounts invoiced resulting from improved collection processes and procedures and $0.4 million decrease due to potential and known customer issues. Allowance for Doubtful Accounts (“Allowance”) increased $0.2 million or 22% for fiscal year 2011 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense.  After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements and (iii) capital expenditures, including periodic acquisitions.

 At June 30, 2011, our existing cash and cash equivalents cash flow from operations and the availability from our revolving credit facility, did not provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months.  However, on August 31, 2011 we entered into an amendment to our revolving credit facility which improves our liquidity position. Previously, our $5.0 million commitment from the bank was based on eligible receivables, which limited our borrowings to between $3.5 million to $4.3 million during the fiscal year. Our amended credit facility provides for only $2.5 million to be limited by eligible receivables while a second $2.5 million credit line is not limited by eligible receivables, which increases our available borrowings. This increased availability under our revolving credit facility coupled with our cash flow from operations, will provide us sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for fiscal year 2012. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base and will continue building our cash reserves. Refer to Note 8 and 17 of the Notes to Consolidated Financial Statements for discussion regarding our amended credit facility.

Significant costs incurred in fiscal year 2011 were one-time charges associated with a corporate reorganization. We do not expect to incur these costs in the near future.  Throughout fiscal year 2011, we had to draw upon our revolving line of credit to fund our operations.  At June 30, 2011, our outstanding borrowings totaled $3.3 million compared to no outstanding borrowings at June 30, 2010 due to $6.0 million in proceeds received from the issuance of stock through a private placement with members of our Board. We used a significant portion of the private placement proceeds to repay our entire outstanding term loan with Comerica bank during fiscal year 2010.

Our ability to service any indebtedness we incur under our revolving credit facility will depend on our ability to generate cash in the future. We may not have significant cash available to meet any large unanticipated liquidity requirements, other than from available borrowings, if any, under our revolving credit facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business could suffer.

While fiscal year 2011 had its challenges, we still expect we will maintain long-term growth in our hosted revenue offerings, particularly with Lyris HQ, and increase efficiency within our operating expenses to generate available cash to satisfy our capital needs and debt obligations.  To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.  Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

Cash Flows

In summary, our cash flows were as follows for the fiscal year ended June 30, 2011 and 2010 (in thousands):

	Fiscal Year Ended June 30,
	2011	2010
	(In thousands, except percentages)
Net cash provided by (used in) operating activities	$(529)	$2,896
Net cash provided by (used in) investing activities	(2,520)	(2,254)
Net cash provided by (used in) financing activities	2,867	(747)
Effect of exchange rate changes on cash	(66)	(22)
Increase (decrease) in cash and cash equivalents	$(248)	$(127)

Cash Flows for fiscal year 2011 compared to fiscal year 2010

Operating Activities

Net cash flows used in operating activities was $0.5 million for fiscal year 2011 as compared to net cash flows provided by operating activities of $2.9 million for fiscal year 2010. The deterioration in cash flow for fiscal year 2011 was primarily due to the one-time charges associated with a corporate reorganization.  Net cash flow provided by in operating activities for fiscal year 2011 consisted of contributions from working capital of $1.4 million and non-cash charges of $5.1 million, partially offset by net loss of $7.0 million. The contribution from working capital accounts was primarily due to an increase in accounts payable and accrued expenses of $0.8 million, $0.3 million in prepaid expenses and other assets, $0.2 million in income taxes payable, $0.2 million in accounts receivable, offset by $0.1 million in deferred revenue. The non-cash charges consisted of depreciation and amortization of $3.6 million, stock-based compensation of $0.9 million, provision for bad debt of $0.6 million, $0.2 million in impairment of capitalized software, $0.1 million in equity in earnings of unconsolidated affiliates, offset by $0.2 million in deferred income tax benefits and $0.2 million in gain on equity interest in Cogent. Net cash flow used in operating activities for fiscal year 2010 consisted of non-cash charges of $6.4 million partially offset by net loss of $2.7 million and contributions from working capital of $0.8 million. The non-cash charges primarily consisted of depreciation and amortization of $4.8 million, stock-based compensation of $0.4 million and provision for bad debt of $1.2 million. The contribution from working capital accounts was primarily due to a decrease in accounts receivable of $1.9 million offset by $0.6 million in accounts payable and accrued expenses, $0.3 million in deferred revenue and $0.2 million in prepaid expenses and other assets.

Investing Activities

Net cash flows used in investing activities was $2.5 million for fiscal year 2011 as compared to net cash flows used in investing activities of $2.3 million for fiscal year 2010. The deterioration in cash flow for fiscal year 2011 was primarily due to the investment in Cogent.  The net cash flow used in investing activities for fiscal year 2011 consisted of $0.8 million payment for equity investments in SiteWit, $0.7 million used in purchasing property and equipment consisting of computer equipment for its data center operations, $0.6 million in capitalized software expenditures and $0.4 million in costs related to the acquisition of Cogent. Net cash flow used in investing activities for fiscal year 2010 consisted of $1.3 million in capitalized software expenditures, $0.7 million used in purchasing property and equipment consisting of computer equipment for its data center operations, computer equipment for our employees and equipment and leasehold improvements for our office locations and $0.3 million for the initial investment in Cogent. Refer to Note 3 of the Notes to Consolidated Financial Statements.

Financing Activities

Net cash flows provided by financing activities was $2.9 million for fiscal year 2011 as compared to net cash flows used in financing activities of $0.7 million for fiscal year 2010. The improvement in cash flow for fiscal year 2011 was primarily due to net proceeds over payments from our revolving line of credit with Comerica Bank. Net cash flow provided by financing activities for fiscal year 2011 consisted of $3.4 million in net proceeds over payment from our revolving line of credit with Comerica Bank offset by $0.1 million in purchases of treasury stock from our former CEO, Mr. Luis Rivera, in accordance with the terms of his termination agreement, $0.2 million related to noncontrolling interest related to Cogent and $0.2 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations. Net cash flow used in financing activities for fiscal year 2010 consisted of $6.6 million in net payments over proceeds from our revolving line of credit with Comerica Bank, $0.1 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations, offset by $6.0 million from proceeds from sale of stock.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had $140 thousand in irrevocable letters of credit (“LOC”) issued by Comerica Bank, consisting of a $100 thousand LOC in favor of the Hartford Insurance Company (“Hartford”) and a $40 thousand LOC in favor of Legacy Partners I SJ North Second, LLC (“Legacy”).

The Hartford LOC is held by Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. Under the terms of the Hartford LOC, any amount drawn down by Hartford on this LOC would be added to our existing debt as part of our line of credit with Comerica Bank. The Hartford LOC was originally entered into on September 5, 2007 with an expiration date of September 1, 2008 and will automatically renew annually unless we are notified by Comerica Bank thirty (30) days prior to the annual expiration date that they have chosen not to extend the Hartford LOC for the next year. The current expiration of the letter of credit is September 1, 2012. As of the date of this report, there have been no draw downs on this LOC by Hartford.

The Legacy LOC is held by Legacy in connection with our lease dated January 31, 2008 for our offices in San Jose, California.

We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance activities.

Long-Term Contractual Obligations

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers.  We entered into capital leases in connection with acquiring computer equipment for our data center operations which is included in property and equipment. We used a 5.25% interest rate to calculate the present value of the future principal payments and interest expense related to our capital leases. Additionally, in the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.

The following table summarizes by period the payments due for contractual obligations estimated as of June 30, 2011:

	Operating Leases
	Facilities (1)	Co-location Hosting Facilities (2)	Other (3)	Total Operating	Capital Leases (4)	Total
	(In thousands)
Fiscal Year 2012	1,387	1,060	77	2,524	206	2,730
Fiscal Year 2013	1,000	155	14	1,169	138	1,307
Fiscal Year 2014	774	-	1	775	29	804
Fiscal Year 2015	658	-	-	658	5	663
Thereafter	506	-	-	506	-	506
Total	$4,325	$1,215	$92	$5,632	$378	$6,010

(1)	Represents our significant leased office facilities.
(2)	Represents our co-location facilities for data center capacity for research and test data centers.
(3)	Represents our software contracts used in our production environment.

(4)
Represents our capital leases in connection with acquiring computer equipments for our data center operations which is included in property and equipment in our Consolidated Balance Sheets. Capital lease payments include interest.

Revolving Line of Credit

On September 15, 2010, we entered into the Sixth Amendment (the “Sixth Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (“Bank”). The Sixth Amendment revises the terms of the Amended and Restated Loan and Security Agreement (“Loan Agreement”) between the Bank and us.

The Sixth Amendment (1) changed the definition of EBITDA to include in EBITDA severance and related expenses of $1.1 million incurred in August 2010; (2) waived compliance with the EBITDA financial covenant under the Loan Agreement for the August 2010 measuring period, the terms of which we were not in compliance with due to severance and related expenses incurred in August 2010; and (3) required us to maintain EBITDA not less than specified amounts. The new EBITDA minimum requirements, which are measured on a trailing six months basis, are as follows, with no minimum EBITDA requirement for months after March 31, 2011:

Measurment Period Ending	Minimum Trailing Six Month EBITDA
9/30/2010	$(850,000)
10/31/2010	$(1,125,000)
11/30/2010	$(1,200,000)
12/31/2010	$(1,150,000)
1/31/2011	$(850,000)
2/28/2011	$(500,000)
3/31/2011	$1

On August 31, 2011, we entered into a Seventh Amendment (“Seventh Amendment”) to the Loan Agreement with Comerica Bank (“Bank”). The Seventh Amendment revises the terms of the Loan Agreement.

The Seventh Amendment reduced our existing revolving line of credit from $5,000,000 to $2,500,000 (“Existing Line”).  The amount available under the Existing Line is limited by a borrowing base, which is 80% of the amount of the aggregate of our accounts receivable, less certain exclusions. The Seventh Amendment also extends us to a second revolving line of credit of $2,500,000 (“Non-Formula Line,” and together with the Existing Line, the “Revolving Lines”).  The Revolving Lines mature on April 30, 2012.

Advances under the Revolving Lines will accrue interest at a variable rate calculated as the Bank’s prime rate plus a margin of 2.5% for the Existing Line and the Bank’s prime rate plus a margin of 0.5% for the Non-Formula Line.  Interest is payable monthly, and principal is payable upon maturity.

The Seventh Amendment contains additional covenants from us, including that we will raise $2,000,000 in new equity prior to February 28, 2012 and will maintain the following minimum amounts of EBITDA (measured on a trailing three months basis):

Measurment Period Ending	Minimum Trailing Six Month EBITDA
7/31/2011	$(1,500,000)
8/31/2011	$(1,400,000)
9/30/2011	$(1,350,000)
10/31/2011	$(750,000)
11/30/2011	$(350,000)
12/31/2011	$50,000

Repayment of the Revolving Lines is secured by a security interest in substantially all of our assets.  In addition, Mr. William T. Comfort, III, our Chairman of the Board, agreed to guarantee our repayment of indebtedness under the Seventh Amendment (the “Limited Guaranty”).  Mr. Comfort also entered into a Pledge and Security Agreement with the Bank (“Pledge Agreement”), a Reimbursement and Security Agreement with the Borrowers (“Reimbursement and Security Agreement”), and a Subordination Agreement with the Bank and the Company (“Subordination Agreement”).  Under the Pledge Agreement, Mr. Comfort granted the Bank a security interest in cash collateral maintained at the bank, as security for the performance of Mr. Comfort’s obligations under the Limited Guaranty. The Company also agreed to reimburse Mr. Comfort for all amounts paid to the Bank and all costs, fees and expenses incurred by Mr. Comfort under the Limited Guaranty and Pledge Agreement.  As security for the Company’s reimbursement obligations, the Company granted Mr. Comfort a security interest in the same property which secures its obligations under the Loan Agreement.  Under the Subordination Agreement, the Company’s indebtedness and obligations to Mr. Comfort are subordinated to the Company’s indebtedness and obligations to the Bank.

As of June 30, 2011 and July 31, 2011, we were not in compliance with the terms of the Loan Amendment as we did not meet our liquidity covenant which requires us to have $1.0 million in liquidity. Our liquidity is determined by our unrestricted cash at Bank and unused availability under our revolving line of credit.  As part of the Seventh Amendment, the Bank waived compliance with our liquidity covenant for the June and July 2011 measurement period. We were in compliance with all of our covenants for the August 2011 measurement period.

Our outstanding borrowings totaled $3.3 million with $0.2 million in available credit remaining as of June 30, 2011. We had no outstanding borrowings at June 30, 2010. Borrowings under the line of credit are secured by our assets.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period.  Our accounting estimates and assumptions bear the risk of change due to the uncertainty attached to the estimates and assumptions, or some estimates and assumptions may be difficult to measure or value. Accordingly, actual results could differ significantly from the estimates made by our management.  On an ongoing basis, we evaluate these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software, allowances for bad debt and income taxes. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting.  Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets.  Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price.  Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the year ended, June 30, 2011, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales.  If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting.  We determined ESP of fair value for subscription services based on the following:

•
We defined processes and controls to ensure its pricing integrity.  Such controls include oversight by a cross-functional team and members of executive management.  Significant factors considered when establishing pricing include market conditions, underlying costs, promotions and pricing history of similar services.  Based on this information and actual pricing trends, management establishes or modifies the pricing.

•
We identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple-element arrangements and those sold on a standalone basis.

•
We analyzed the population of items sold by stratifying the population by product type and level and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value.  Additionally, we gathered and analyzed sales’ team feedback gained from interaction with customers and similar activities.  This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products we offer and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

For transactions entered into or materially modified after July 1, 2010, we allocate consideration in multiple-element arrangements based on the relative selling prices.  Revenue is then recognized as appropriate for each separate element based on its fair value.  For the year ended June 30, 2011, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified within fiscal year 2011. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for fiscal year 2011.

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

We use the aged receivable and specific-identification methods of estimating our allowance for doubtful accounts.  During the monthly accounts receivable analysis, we apply the aged receivable method by categorizing each customer’s balance by the number of days or months the underlying invoices have remained outstanding.  Based on historical collection experience, changes in our customer payment history and a review of the current status of a customer’s trade accounts receivable, historical bad debts percentages are applied to each of these aggregate amounts, with larger percentages being applied to the older accounts. The computed total dollar amount is compared to the balance in the valuation account and an adjustment is made for the difference.  On a quarterly basis, we use the specific-identification method by categorizing each customer’s balance based on all outstanding receivables greater than 90 days in the following uncollectible categories: (1) receivables sent to collection agency; (2) receivables under legal determination; and (3) receivables in higher collection risk.   Consequently, our quarterly allowance for doubtful accounts adjustment is determined by comparing the difference of the total of the uncollectible amounts as identified from the uncollectible categories with the pre-adjusted allowance provision.

Accounts receivable is presented in our consolidated balance sheet, net of an allowance for doubtful accounts of $0.9 million and $0.8 million at June 30, 2011 and June 30, 2010, respectively.  During fiscal year 2011, bad debt expense was approximately $0.7 million compared to $1.2 million for fiscal year 2010 due to better collection processes.

Loss Contingencies and Commitments

We record an estimated loss contingency when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.   We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued.   Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment.   If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future.  As of June 30, 2011, there was no probable material losses incurred that could be reasonably estimated.

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

We conduct a test for the impairment of goodwill on at least an annual basis.  We have one reporting unit, Lyris, Inc. We adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. Due to the triggering event of the decline of our stock price from $0.34 as of the date of our annual impairment test at June 30, 2010, to lesser amounts at each quarter end in fiscal year 2011, we tested the impairment of our goodwill during each quarter ended for fiscal year 2011. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The fair values calculated in our impairment test are determined using the weight of two methods: Public Company Market Multiple Method and the Income Approach.

At June 30, 2011 we determined that the estimated fair value of our reporting unit was in excess of its carrying value. The carrying value of our reporting unit was approximately $28.1 million at June 30, 2011. The fair value of our reporting unit under the Public Company Market Multiple Method was approximately $39.7 million at June 30, 2011 based on a comparison of us to other publicly traded companies within the same industry and market; and similar product lines, growth, margins and risk. Our comparison is based on published data regarding the public companies’ stock price and earnings, sales and/or revenues. This method resulted in an excess of fair value under the Public Company Market Multiple Method over the carrying value of approximately $11.6 million or 41%.

The fair value of our reporting unit under the Income Approach, specifically utilizing the Discounted Cash Flow Method, was approximately $35.2 million at June 30, 2011. This resulted in an excess of fair value under the Income Approach over the carrying value of approximately $7.1 million or 25%. The Discounted Cash Flow Method under the Income Approach utilized several assumptions and estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. These assumptions and estimates include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate, and the discount rate, including a specific reporting unit risk premium. The assumptions used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. Our accounting estimates and assumptions bear the risk of change due to the degree of uncertainty attached to the estimates and assumptions, or some estimates and assumptions may be difficult to measure or value. Accordingly, actual results could differ significantly from the estimates made by our management. For example, if our revenue projections, expected growth rate and economic upturn do not materialize, this will negatively affect our key assumptions.

Based on our impairment test conducted at June 30, 2011, we concluded that there was no impairment of goodwill or intangible assets for fiscal year 2011.

Capitalized Software Costs

Software licensing.  We expense internal costs incurred in researching and developing computer software products designed for sale or licensing until technological feasibility has been established for the product.  Once technological feasibility is established, applicable development software costs are capitalized until the product is available for general release to customers.  Judgment is required in determining when technological feasibility of a product is established.  We determined that technological feasibility is established when we have completed all necessary planning and designing and after we have resolved all high-risk development issues through coding and testing.  Moreover, these activities are necessary to establish that the product can meet our design specifications including functions, features and technical performance requirements.  We discontinue capitalization when the product is available for general release to customers.

SaaS software costs.  We capitalize the direct costs associated with the software we develop for use in providing software-as-a-service to our customers during its application development stage, primarily consisting of employee-related costs.  The types of activities performed during the application development stage create probable future economic benefits. Once the software is available for use in providing services to customers, we amortize the capitalized amount over three years with the amortization charged to cost of revenues.  We expense activities performed during the preliminary project stage which are analogous to research and development activities. In addition, we expense the types of activities performed during the post-implementation / operation stage.  These activities are likely to include release ready and release launch activities.

Total capitalized hosting software costs were approximately $1.5 million and $1.3 million during fiscal years 2011 and 2010, respectively.  During the fourth quarter of fiscal year 2011, we fully impaired $0.4 million of internal-use hosting software developed for its EmailLabs application as it was deem to not provide substantive service potential. We started to capitalize this software in the fourth quarter of fiscal year 2010 as it was probable that those expenditures will result in additional functionality to the EmailLabs application.

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

Due to the global economic downturn, on July 9, 2009, our Compensation Committee modified the exercise price of 3,429,499 outstanding stock option awards granted to 178 employees, including executives, by exchanging each employee stock option with an exercise price greater than $0.50 for a stock option with a $0.50 exercise price on a one share-to-one share basis.  The other terms of the stock option awards such as the commencement date and vesting schedule remained unchanged.  We used the binomial lattice pricing model to determine the fair value of the repriced options.  Total additional stock-based compensation expense associated with the modification was $99 thousand of which $69 thousand was recognized in fiscal year 2010.  There was no modification to the exercise price during fiscal year 2011.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets, including tax loss and credit carryforwards and liabilities using enacted tax rates expected to be applicable to taxable income in the years in which we expect those temporary differences to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

We establish a valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized.  We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, such as an audit by a taxing authority.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.  Refer to Note 10 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

ITEM 7A.    RESERVED

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc.

Consolidated Balance Sheets as of June 30, 2011 and 2010

Consolidated Statements of Operations for the years ended June 30, 2011 and 2010

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lyris, Inc:

We have audited the accompanying consolidated balance sheets of Lyris, Inc. and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lyris, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/Burr Pilger Mayer, Inc.
San Francisco, California
September 21, 2011

LYRIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$244	$492
Accounts receivable, less allowances of $936 and $768, respectively	6,328	7,173
Prepaid expenses and other current assets	842	965
Deferred income taxes	882	750
Deferred financing fees	10	23
Total current assets	8,306	9,403
Property and equipment, net	3,139	3,738
Intangible assets, net	6,701	7,635
Goodwill	18,791	18,707
Other long-term assets	899	352
TOTAL ASSETS	$37,836	$39,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,628	$3,593
Revolving line of credit - short-term	3,285	-
Capital lease obligations - short-term	192	138
Income taxes payable	231	47
Deferred revenue	4,388	4,274
Total current liabilities	12,724	8,052
Other long-term liabilities	539	835
Capital lease obligations - long-term	165	223
TOTAL LIABILITIES	13,428	9,110
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares; 121,234 and 121,404 issued and outstanding shares at June 30, 2011 and 2010, respectively	1,214	1,214
Additional paid-in capital	265,075	264,222
Accumulated deficit	(241,812)	(234,841)
Treasury stock, at cost 170 and 0 shares held at June 30, 2011 and 2010, respectively	(56)	-
Accumulated Other Comprehensive Income	159	130
Total stockholders’ equity controlling interest	24,580	30,725
Total stockholders’ equity noncontrolling interest	(172)	-
Total stockholders' equity	24,408	30,725
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,836	$39,835

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2011	2010
Revenues:
Subscription revenue	$30,434	$33,883
Professional services revenue	4,150	3,491
Support and maintenance revenue	3,649	4,185
Software revenue	1,892	2,687
Total revenues	40,125	44,246
Cost of revenues:
Subscription, software and other services	19,890	18,880
Amortization of developed technology	815	1,752
Total cost of revenues	20,705	20,632
Gross profit	19,420	23,614
Operating expenses:
Sales and marketing	14,584	13,484
General and administrative	8,233	6,921
Research and development	2,032	3,246
Amortization of customer relationships and trade names	1,449	1,999
Impairment of capitalized software	408	-
Total operating expenses	26,706	25,650
Loss from operations	(7,286)	(2,036)
Interest income	16	1
Interest expense	(94)	(268)
Other income	228	41
Loss on debt extinguishment	-	(5)
Loss before income taxes and noncontrolling interest	(7,136)	(2,267)
Income tax provision (benefit)	(161)	474
Net loss	$(6,975)	$(2,741)
Less: Net loss attributable to noncontrolling interest	$(2)	$-
Net loss attributable to Lyris, Inc.	$(6,973)	$(2,741)

Basic and diluted:
Net loss per share	$(0.06)	$(0.03)

Weighted average shares used in calculating net loss per common share	121,259	106,460

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share data)

								Total	Total
							Accumulated	Stockholders'	Stockholders'
			Additional				Other	Equity	Deficit	Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive	Controlling	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit)	Shares	Amount	Income	Interest	Interest	Equity
Balances at June 30, 2009	103,221,882	$1,032	$257,959	$(232,100)	-	$-	$123	$27,014	$-	$27,014
Common stock sale	18,181,818	182	5,818	-	-	-	-	6,000	-	6,000
Stock-based compensation	-	-	445	-	-	-	-	445	-	445
Comprehensive loss, net of tax:
Cumulative translation adjustment	-	-	-	-	-	-	7	7	-	7
Net loss	-	-	-	(2,741)	-	-	-	(2,741)	-	(2,741)
Total comprehensive loss	-	-	-	-	-	-	-	(2,734)	-	(2,734)
Balances at June 30, 2010	121,403,700	$1,214	$264,222	$(234,841)	-	$-	$130	$30,725	$-	$30,725
Stock-based compensation	-	-	853	-	-	-	-	853	-	853
Purchase of treasury shares	-	-	-	-	(170,000)	(56)	-	(56)	-	(56)
Noncontrolling Interest	-	-	-	-	-	-	-	-	(170)	(170)
Comprehensive loss, net of tax:										-
Cumulative translation adjustment	-	-	-	-	-	-	29	29	-	29
Net loss	-	-	-	(6,973)	-	-	-	(6,973)	(2)	(6,975)
Total comprehensive loss	-	-	-	-	-	-	-	(6,944)	(2)	(6,946)
Balances at June 30, 2011	121,403,700	$1,214	$265,075	$(241,814)	(170,000)	$(56)	$159	$24,578	$(172)	$24,406

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(6,975)	$(2,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on equity interest in Cogent	(190)	-
Equity in earnings of unconsolidated affiliates	71	-
Stock-based compensation expense	853	445
Depreciation	1,563	1,085
Amortization and impairments of intangible assets	1,803	3,638
Amortization of capitalized development cost	260	113
Impairment of capitalized development cost	202	-
Provision for bad debt	654	1,219
Deferred income tax benefit	(132)	(36)
Gain on debt restructuring	-	(5)
Changes in assets and liabilities:
Accounts receivable	244	(1,934)
Prepaid expenses and other assets	309	217
Accounts payable and accrued expenses	784	625
Deferred revenue	(138)	270
Income taxes payable	163	-
Net cash provided by (used in) operating activities	(529)	2,896
Cash Flows from Investing Activities:
Business acquisition, net of cash acquired	(440)	-
Purchases of property and equipment	(730)	(685)
Capitalized software expenditures	(600)	(1,294)
Payment for equity investments	(750)	(275)
Net cash provided by (used in) investing activities	(2,520)	(2,254)
Cash Flows from Financing Activities:
Proceeds from sale of stock	-	6,000
Purchases of treasury stock	(56)	-
Financing fees	-	(25)
Proceeds from debt and credit arrangements	20,541	8,418
Payments of debt and credit arrangements	(17,257)	(15,076)
Payments under capital lease obligations	(189)	(64)
Noncontrolling Interest	(172)	-
Net cash provided by (used in) financing activities	2,867	(747)
Net effect of exchange rate changes on cash and cash equivalents	(66)	(22)
Net decrease in cash and cash equivalents	(248)	(127)
Cash and cash equivalents, beginning of period	492	619
Cash and cash equivalents, end of period	$244	$492

Supplemental cash flow information:
Cash paid for interest	$94	$210
Cash paid for taxes	$128	$442

Supplemental disclosure of non-cash transactions:
Property and equipment acquired under capital lease	$144	$425

See accompanying Notes to Consolidated Financial Statements.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

Overview

Lyris, Inc. and its wholly-owned subsidiaries (collectively “Lyris” or the “Company”) is a leading online marketing technology company. Its software-as-a-service, or SaaS-based online marketing solutions and services provide customers the ability to build, deliver and manage online, permission-based direct marketing programs and other communications to customers that use online and mobile channels to communicate to their respective customers and members. The Company’s software products are offered to customers primarily on a subscription and license basis.

The Company was incorporated under the laws of the state of Delaware as J.L. Halsey Corporation and changed its name to Lyris, Inc. in October 2007. The Company has principal offices in Emeryville, California and conducts its business worldwide, with wholly owned subsidiaries in Canada, the United Kingdom, and subsidiaries in Argentina and Australia. The Company’s foreign subsidiaries are generally engaged in providing sales, account management and support, with some product development provided through its Canadian subsidiary.

Basis of Presentation

Fiscal Periods

The Company’s fiscal year ends on June 30.  References to fiscal year 2011, for example, refer to the fiscal year ended June 30, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In April 2010, the Company acquired interest in an Australian reseller, Cogent Online PTY Ltd (“Cogent”) to assist the Company with its sales efforts and global expansion in Australia.  During June 2011, the Company acquired new shares issued from Cogent and increased the Company’s ownership from 33.3 percent to 80 percent.

As the Company does not have 100 percent ownership of Cogent, the Company recorded a noncontrolling interest in the consolidated balance sheet for the noncontrolling investors’ interests in the net assets and operations of Cogent. Noncontrolling interest of $0.2 million as of June 30, 2011 is reflected in stockholders’ equity. Refer to Note 3 of the Notes to the Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP, for a fair presentation of the periods presented, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues, expenses and related disclosures during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software, allowances for bad debt and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

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

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company’s European, Canadian, Latin American and Australian subsidiaries represented approximately 8% of its consolidated net operating revenues and consolidated long-lived assets at June 30, 2011.  The Company will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate fluctuation on net income and earnings per share.  The fluctuation in the exchange rates resulted in foreign currency translation gains reflected as a component of comprehensive income in stockholders’ equity of $29 thousand and $7 thousand at June 30, 2011 and 2010, respectively.

Certain Risks and Uncertainties

The Company operates in a highly competitive and dynamic market.  Accordingly, there are factors that could adversely impact the Company's current and future operations or financial results including, but not limited to, the following:  its ability to obtain rights to or protect intellectual property; changes in regulations; its ability to develop new products accepted in the marketplace; future impairment charges; competition including, but not limited to, product pricing, product features and services; litigation or claims against the Company; and the hiring, training and retention of key employees.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and trade receivables.  The Company sells its products primarily to customers throughout the United States.  The Company monitors the credit status of its customers on an ongoing basis and does not require its customers to provide collateral for purchases on credit.  No sales to an individual customer accounted for more than 10% of revenue for fiscal year ended June 30, 2011 and 2010. Moreover, there was no single customer or supplier that accounted for more than 10% of the Company’s trade receivables for the same periods.

Segment Reporting

The Company operates in one segment. Refer to Note 16 of the Notes to the Consolidated Financial Statements.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and certain other accrued liabilities approximate their fair values, due to their short maturities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying amounts of capital lease obligations approximate their fair value.  The revolving line of credit approximates fair value due to its market interest rate and short-term nature.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1:  Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  As of June 30, 2011, the Company used Level 1 assumptions for its cash equivalents, which were $244 thousand and $492 thousand at June 30, 2011 and June 30, 2010, respectively.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  As of June 30, 2011, the Company did not have any Level 2 financial assets or liabilities.

Level 3:  Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.  As of June 30, 2011, the Company did not have any significant Level 3 financial assets or liabilities.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents, primarily consisting of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.   At certain times, the Company maintains cash balances with banks in excess of FDIC insured limits.   The Company limits its credit risk by maintaining accounts with financial institutions of high credit standing. As of June 30, 2011, the Company’s cash and cash equivalents were $244 thousand and $492 thousand at June 30, 2011 and June 30, 2010, respectively.

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

Refer to Note 6 of the Notes to Consolidated Financial Statements.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the of the FASB Emerging Issues Task Force (“ASU No. 2009-13”) which amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated and how the consideration should be allocated;
•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and
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

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting.  Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets.  Although the Company’s professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price.  Since the Company’s subscription services have standalone value as such services are often sold separately, but do not have VSOE, the Company uses ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the fiscal year ended, June 30, 2011, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales.  If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting.  The Company determined ESP of fair value for subscription services based on the following:

•
The Company has defined processes and controls to ensure its pricing integrity.  Such controls include oversight by a cross-functional team and members of executive management.  Significant factors considered when establishing pricing include market conditions, underlying costs, promotions and pricing history of similar services.  Based on this information and actual pricing trends, management establishes or modifies the pricing.

•
The Company identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple-element arrangements and those sold on a standalone basis.

•
The Company analyzed the population of items sold by stratifying the population by product type and level and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value.  Additionally, the Company gathered and analyzed sales’ team feedback gained from interaction with customers and similar activities.  This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products we offer and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

For transactions entered into or materially modified after July 1, 2010, the Company allocates consideration in multiple-element arrangements based on the relative selling prices.  Revenue is then recognized as appropriate for each separate element based on its fair value.  For the year ended, June 30, 2011, the impact on the Company’s revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified within the year ended fiscal year 2011. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for fiscal year 2011.

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

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

 Deferred Revenue

Deferred revenue represents customer billings made in advance for annual support or hosting contracts, professional consulting services to be delivered in the future and bulk purchases of emails to be delivered in the future.  The Company typically bills maintenance on a per annum basis in advance for software and recognizes the revenue ratably over the maintenance period.  Some hosted contracts are prepaid monthly, quarterly or annually and recognized monthly after the service has been provided.  Bulk purchases are typically billed in advance, ranging from monthly to annually and the Company recognizes revenue in the periods in which emails are delivered.

Advertising Costs

Advertising costs are expensed as incurred or the first time the advertising takes place.  Advertising costs were $4.3 million and $5.1 million for fiscal years 2011 and 2010, respectively.

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

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

  The following is a summary of the activity in the allowance for doubtful accounts:

	Years Ended June 30,
	2011	2010
	(In thousands)
Balance at July 1,	$768	$899
Charge to cost and expenses	654	1,219
Write-offs charge against allowance	(486)	(1,350)
Balance at June 30,	$936	$768

Loss Contingencies and Commitments

The Company records estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.   The Company discloses if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued.  Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment.   If the litigation results in an outcome that has greater adverse consequences to the Company than management currently expects, then the Company may have to record additional charges in the future.  As of June 30, 2011, there were neither material changes to the Company commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

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

Impairment Testing

If the Company determines that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.  The fair values calculated in the Company’s impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, the Company’s long-term anticipated operating income growth rate and the discount rate (including a specific reporting unit risk premium).  The assumptions that are used are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, the Company compares the resulting estimated enterprise value to its observable market enterprise value at the time the analysis is performed.  Based on the most recent impairment test conducted on June 30, 2011, the Company has concluded that there was no impairment of goodwill or intangible assets during fiscal year 2011. Refer to Note 5 of the Notes to Consolidated Financial Statements.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Capitalized Software Costs

Software licensing.  The Company expenses internal costs incurred in researching and developing computer software products designed for sale or licensing until technological feasibility has been established for the product. Once technological feasibility is established, applicable development software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company determined that technological feasibility is established when it has completed all necessary planning and designing and after it has resolved all high-risk development issues through coding and testing. Moreover, these activities are necessary to establish that the product can meet its design specifications including functions, features and technical performance requirements. The Company discontinues capitalization when the product is available for general release to customers.

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

Stock-Based Compensation

The Company amortizes stock-based compensation expense based upon the fair value of stock-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents.  Refer to Note 14 of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with standards established by the FASB.  The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the rate enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

In accordance with FASB standards, the Company establishes a valuation allowance if it believes that it is more likely than not that some or all of its deferred tax assets will not be realized.  The Company does not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.  Refer to Note 10 of the Notes to Consolidated Financial Statements.

Acquisition

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions.  The Company’s process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on a particular business’ weighted average cost of capital. The Company’s estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources and are developed as part of our planning process.  Refer to Note 3 of the Notes to Consolidated Financial Statements.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net Loss per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period.  Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were exercised.  Refer to Note 12 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The Company adopted this guidance in fiscal year 2011. The adoption of this guidance did not have a material impact on our results of operations and financial position.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-29, Business Combinations Topic (805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 provides clarification on the presentation of pro forma information for business combinations and applies to public entities. ASU 2010-29 specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this update as of January 1, 2011, and its adoption did not result in additional disclosures over its business combination acquisition of Cogent Online PTY Ltd. that was completed in June 2011, as that was not material on an individual or aggregate basis.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. The Company will adopt this pronouncement in the third quarter of 2012 and does not expect its adoption to have a material effect on its financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. The Company will adopt this pronouncement in the third quarter of 2012, and it will have no effect on its financial position or results of operations but it will impact the way it presents comprehensive income.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	Acquisition

In April 2010, the Company acquired interest in an Australian reseller, Cogent Online PTY Ltd (“Cogent”) to assist the Company with its sales efforts and global expansion in Australia.  During June 2011, the Company acquired other shareholders’ interest in Cogent for a total cash consideration of approximately $0.4 million and increased the Company’s ownership from 33.3 percent to 80 percent.  Cogent is a privately held company, with its headquarters in Ultimo, Australia.  Cogent was a marketing representative and reseller for the Company. The Company accounted for the initial investment with the equity method of accounting and changed to the consolidated method of accounting with the additional shares purchased. Additionally, the Company recorded a noncontrolling interest in the consolidated statement of operations for the noncontrolling investors’ interests in the net assets and operations of Cogent. Noncontrolling interest of $0.2 million as of June 30, 2011 is reflected in stockholders’ equity. Additionally, the Company recorded goodwill of $0.1 million, intangibles of $0.9 million and net liabilities of $0.1 million associated with this transaction. Furthermore, the Company recorded a gain on the initial investment of $0.2 million and is reflected in other income in the Consolidated Statements of Operations. The Company incurred related expenses associated with this acquisition of $0.1 million. Subsequent to the acquisition, Cogent was renamed to Lyris APAC PTY Ltd.

4.	Intangible Assets

The components of intangible assets consist of the following:

	As of June 30,
	2011	2010
	(In thousands)
Amortizable intangibles:
Customer relationships	$10,518	$9,604
Developed technology	11,805	11,741
Trade names	314	2,178
	22,637	23,523
Less: accumulated amortization	(22,225)	(20,288)
Less: impairment and write-downs	-	-
	412	3,235
Non-amortizable intangibles:
Trade names	6,289	4,400
Total intangible assets, net of amortization	$6,701	$7,635

The activity for intangible assets for fiscal years 2011 and 2010 consisted of the following:

Amount
(In thousands)
Ending balance at July 1, 2009	$11,252
Amortization	(3,638)
Foreign currency translation adjustment	21
Ending balance at June 30, 2010	$7,635
Customer relationships acquired from Cogent Acquisitions	850
Amortization	(1,803)
Foreign currency translation adjustment	19
Ending balance at June 30, 2011	$6,701

The Company acquired customer relationships from the Cogent Acquisition of $0.9 million in fiscal year 2011 and will amortize this over a six year period.

For fiscal years 2011 and 2010 foreign currency translation adjustments were $19 thousand and $21 thousand, respectively.  The change in net intangible assets is primarily a result of changes in the foreign currency exchange rate between the U.S. dollar and Canadian dollar.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total intangible asset amortization and impairment expense for fiscal years 2011 and 2010 were $1.8 million and $3.6 million.  For fiscal years 2011 and 2010, total intangible asset amortization and impairment expense of developed technology classified as cost of revenue were $0.9 million and $1.6 million, respectively.  As of June 30, 2010, accumulated amortization includes the $4.2 million impairment write-down recorded in fiscal year 2009.  Additionally, during fiscal year 2011 and 2010, the Company eliminated approximately $1.0 million and $1.7 million, respectively, in fully amortized intangible assets from its net intangible assets.

Customer relationship-based intangible assets have a remaining weighted average amortization period of 4.68 years and developed technology-based intangible assets have a remaining weighted average amortization period of 5.00 years.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of June 30, 2011, is as follows:

Fiscal Year	Customer Relationships	Developed Technology	Trade Names	Total
	(In thousands)
2012	$318	$96	$417	$831
2013	202	48	314	564
2014	202	-	288	490
2015	147	-	-	147
2016	142	-	-	142
2017	127	-	-	127
Total estimated future amortization expense	$1,138	$144	$1,019	$2,301

Intangible asset with indefinite life	$-	$-	$4,400	$4,400

Total Intangible asset	$1,138	$144	$5,419	$6,701

5.	Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Company’s business combinations accounted for using the acquisition method of accounting.

The following table outlines the Company’s goodwill, by acquisition:

	As of June 30,
	2011	2010
	(In thousands)
Lyris Technologies	$16,505	$16,505
EmailLabs	2,202	2,202
Cogent	84	-
Total	$18,791	$18,707

The Company recorded goodwill of $0.1 million associated with the Cogent acquisition. Refer to Note 3 of the Notes to Consolidated Financial Statements. The Company had no goodwill activity in fiscal year 2010.

Amount (in thousands)
Beginning balance at July 1, 2010	$18,707
Goodwill Impairment	-
Ending balance at June 30, 2010	$18,707
Goodwill	84
Goodwill Impairment	-
Ending balance at June 30, 2011	$18,791

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company conducts a test for the impairment of goodwill on its reporting unit on at least an annual basis. The Company has one reporting unit, Lyris, Inc. The Company adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. Due to the triggering event of the decline of the Company’s stock price from $0.34 as of the date of its annual impairment test at June 30, 2010, to lesser amounts at each quarter end in fiscal year 2011, we tested the impairment of our goodwill during each quarter ended for fiscal year 2011. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The fair values calculated in our impairment test are determined using the weight of two methods: Public Company Market Multiple Method and the Income Approach.

At June 30, 2011 we determined that the estimated fair value of the Company’s reporting unit was in excess of its carrying value. The carrying value of our reporting unit was approximately $28.1 million at June 30, 2011. The fair value of our reporting unit under the Public Company Market Multiple Method was approximately $39.7 million at June 30, 2011 based on a comparison of the Company to other publicly traded companies within the same industry and market; and similar product lines, growth, margins and risk. The Company comparison is based on published data regarding the public companies’ stock price and earnings, sales and/or revenues. This method resulted in an excess of fair value under the Public Company Market Multiple Method over the carrying value of approximately $11.6 million or 41%.

The fair value of the Company reporting unit under the Income Approach, specifically utilizing the Discounted Cash Flow Method, was approximately $35.2 million at June 30, 2011. This resulted in an excess of fair value under the Income Approach over the carrying value of approximately $7.1 million or 25%. The Discounted Cash Flow Method under the Income Approach utilized several assumptions and estimates. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods. These assumptions and estimates include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate, and the discount rate, including a specific reporting unit risk premium. The assumptions used are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value. The Company accounting estimates and assumptions bear the risk of change due to the degree of uncertainty attached to the estimates and assumptions, or some estimates and assumptions may be difficult to measure or value. Accordingly, actual results could differ significantly from the estimates made by the Company’s management. For example, if the Company’s revenue projections, expected growth rate and economic upturn do not materialize, this will negatively affect our key assumptions.

Based on our impairment test conducted at June 30, 2011, the Company concluded that there was no impairment of goodwill or intangible assets for fiscal year 2011.

6.	Property and Equipment

The components of property and equipment were as follows:

	As of June 30,
	2011	2010
	(In thousands)
Computers	$4,745	$4,088
Furniture and fixtures	548	584
Leasehold improvements	263	253
Software	3,001	2,310
Other equipment	491	483
	9,048	7,718
Less: accumulated depreciation and amortization	(5,909)	(3,980)
Total	$3,139	$3,738

For fiscal year 2011 and 2010, the Company acquired $0.7 million and $0.7 million, respectively, of new property and equipment.  Total depreciation expense related to property and equipment for fiscal years 2011 and 2010 was approximately $1.6 million and $1.1 million, respectively.

For fiscal year 2011 and 2010, the Company entered into capital leases totaling approximately $0.4 million and $0.4 million, respectively, for computer equipment associated with its data centers. Accumulated depreciation related to property and equipment under capital leases total $0.2 million as of June 30, 2011 and $38 thousand as of June 30, 2010.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During the fourth quarter of fiscal year 2011, the Company changed their accounting estimate on the service lives of their computer and data processing equipment from five to three years based on industry standards and best practices, resulting in an additional depreciation expense of $0.4 million for fiscal year 2011. Net loss increased by approximately $0.4 million for fiscal year 2011.

Also during fiscal year 2011, the Company continued to capitalize hosting software costs.  Total capitalized hosting software costs were approximately $1.5 million and $1.3 million during fiscal years 2011 and 2010, respectively.  Capitalized hosting software costs primarily consist of employee-related costs. Total amortization related to capitalized hosting software costs in fiscal year 2011 and 2010 was approximately $0.5 million and $0.1 million, respectively, in amortization expense being recorded as cost of revenue.

During the fourth quarter of fiscal year 2011, the Company fully impaired $0.4 million of internal-use hosting software developed for its EmailLabs application as it was deem to not provide substantive service potential. The Company started to capitalize this software in the fourth quarter of fiscal year 2010 as it was probable that those expenditures will result in additional functionality to the EmailLabs application. Net loss increased by approximately $0.4 million for fiscal year 2011.

7.	Other Long-term Assets

	As of June 30,
	2011	2010
	(In thousands)
Other long-term assets	$899	$352

During the first quarter of fiscal year 2011, the Company entered into a Stock Purchase Agreement (the “SiteWit Agreement”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers.  The Company invested in SiteWit to secure the right to use SiteWit’s online marketing search engine technology.  The Company also entered into a Strategic Partnership Agreement with SiteWit regarding the development and marketing of other services.  Pursuant to the SiteWit Agreement, the Company will acquire up to 30% of SiteWit’s outstanding stock on a fully diluted basis, based upon the achievement by SiteWit of product development milestones through fiscal year 2011. As of June 30, 2011, the Company owns 22.5% of SiteWit’s outstanding stock on a fully diluted basis. The Company paid $0.5 million in cash at the signing of the SiteWit Agreement and will invest an additional $0.5 million upon the achievement of the milestones. Certain milestones were reached and $0.25 million was invested during the second quarter of fiscal year 2011.  As part of the SiteWit agreement, the Company received the right to designate one of SiteWit’s board members and has designated Wolfgang Maasberg, its Chief Executive Officer and President, to that position.  The Company recorded the SiteWit investment at cost and uses the equity method of accounting to account for any future activity associated with this investment. The Company does not have a controlling interest in SiteWit. Subsequent to the fiscal 2011 year end, on August 17, 2011 the Company entered into a Termination Agreement with SiteWit. Refer to Note 17 of the Notes to Consolidated Financial Statements for subsequent details.

Other assets included here at June 30, 2011 were $221 thousand, of which $126 thousand were related to security deposits related to leases entered in by the Company and $95 thousand were related to notes receivables acquired from Cogent acquisition. At June 30, 2010, the entire balance of $352 thousand was related to the Company’s initial investment in Cogent. This investment was accounted for under the equity method of accounting. Refer to Note 3 of the Notes to Consolidated Financial Statements.

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

8.	Revolving Line of Credit

On September 15, 2010, the Company entered into the Sixth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (“Bank”). The Amendment revises the terms of the Amended and Restated Loan and Security Agreement (“Loan Agreement”) between the Bank and the Company.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Amendment (1) changed the definition of EBITDA to include in EBITDA severance and related expenses of $1.1 million incurred in August 2010; (2) waived compliance with the EBITDA financial covenant under the Loan Agreement for the August 2010 measuring period, the terms of which the Company was not in compliance with due to severance and related expenses incurred in August 2010; and (3) required the Company to maintain EBITDA not less than specified amounts. The new EBITDA minimum requirements, which are measured on a trailing six months basis, are as follows, with no minimum EBITDA requirement for months after March 31, 2011:

Measurment Period Ending	Minimum Trailing Six Month EBITDA
9/30/2010	$(850,000)
10/31/2010	$(1,125,000)
11/30/2010	$(1,200,000)
12/31/2010	$(1,150,000)
1/31/2011	$(850,000)
2/28/2011	$(500,000)
3/31/2011	$1

As of June 30, 2011 and July 31, 2011, the Company was not in compliance with the terms of the Loan Amendment as the Company did not meet its liquidity covenant which requires us to have $1.0 million in liquidity. The Company’s liquidity is determined by its unrestricted cash at bank and unused availability under its revolving line of credit.  As part of the amendment to the Company’s credit facility that the Company entered into on August 31, 2011, the Bank waived compliance with the Company’s liquidity covenant for the June and July 2011 measurement period. Refer to Note 17 of the Notes to Consolidated Financial Statements for Seventh Amendment entered into subsequent to June 30, 2011.

The Company’s outstanding borrowings totaled $3.3 million with $0.2 million in available credit remaining as of June 30, 2011. The Company had no outstanding borrowings at June 30, 2010. Borrowings under the line of credit are secured by the Company’s assets.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

	As of June 30,
	2011	2010
	(In thousands)
Accounts payable	$1,928	$948
Accrued compensation and benefits	1,433	1,405
Other current liabilities	1,267	1,240
Total	$4,628	$3,593

Accounts payable is comprised of the Company’s trade accounts payable and credit card charges incurred during the normal course of business.

Accrued compensation and benefits are comprised of the Company’s employee salaries, commissions, bonuses, vacation, payroll taxes and related benefits.

Other current liabilities are comprised of the Company’s accrued expenses related to the operation of the normal course of business and other onetime charges.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	Income Taxes

The components of the provision for income taxes were as follows:

	Fiscal Year Ended June 30,
	2011	2010
	(In Thousands)
Current:
Federal	$-	$25
State	17	480
Foreign	(46)	5
	(29)	510
Deferred:
State	(132)	(36)
	(132)	(36)

Total income tax provision	$(161)	$474

The components of net deferred tax assets (liabilities) were as follows:

	As of June 30,
	2011	2010
	(In Thousands)

Accruals and reserves not currently deductible for tax purposes	$4,342	$3,969
Net operating loss and tax credit carry forwards	62,439	61,201
Gross deferred tax assets	66,781	65,170
Valuation allowance	(65,899)	(64,420)
Net deferred tax assets	$882	$750

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered, in addition to estimated amounts related to net operating loss, capital loss and tax credits carry forwards.  We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to federal net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carry forwards that may not be realized.

As of June 30, 2011, the Company has approximately $0.2 million in U.S. federal net operating loss ("NOL") carry forwards that will start to expire in 2019.  The Company has approximately $5.2 million in Canadian net operating loss carry forwards that will start to expire in 2028.  Also, the Company has approximately $0.4 million in state NOLs which expire at various times between 5 and 20 years.  These NOL's offset future taxable income and taxable gains.

The change in the valuation allowance was an increase of approximately $1.5 million and a decrease of $0.5 million for the fiscal year ended June 30, 2011 and June 30, 2010 respectively.  The reason for this change was the generation and utilization of net operating carry forwards, offsetting the estimated tax income as calculated per tax purposes.  If the Company experiences a change in ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, it may have limitations on our ability to realize the benefit of our net operating loss and tax credit carryovers.

In addition to the net operating loss carryovers, the Company has alternative minimum tax credit carryovers of $4.4 million.
The alternative minimum tax credit may be applied to regular federal income tax once the NOLs expired or the Company has regular federal taxable income.  There is no expiration date on alternative minimum tax credit carryovers.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The items accounting for the difference between expected tax (benefit) computed at the federal statutory rate of 35% and the provision of income taxes were as follows:

	Years Ended June 30,
	2011	%	2010	%

Expected federal income tax expense (benefit) at statutory rate	$(2,497)	35.0%	$(793)	35.0%
State income taxes (benefit), net of federal benefit	(75)	1.0%	289	-12.7%
Utilization of NOL carryover	-	0.0%	(1,033)	45.6%
Goodwill Impairment	-	0.0%	-	0.0%
Amortization of intangible assets	901	-12.6%	1,273	-56.2%
Impact of Foreign Operations	726	-10.2%	607	-26.8%
Difference between AMT and statutory federal income tax rates	1,070	-15.0%	340	-15.0%
Other, net	(287)	4.0%	(209)	9.2%

	$(161)	2.3%	$474	-20.9%

The amount of income taxes refunded during fiscal years 2011 and 2010 amounted to approximately $22 thousand and $6 thousand, respectively.  The amount of income tax cash payments during fiscal years 2011 and 2010 were approximately $128 thousand and $442 thousand, respectively.

In accordance with FASB Interpretation No. 48, "Accounting for Uncertainly in Income Taxes, ("FIN 48"), the Company establishes a valuation allowance if it believes that it is more likely than not that some or all of our deferred tax assets will not be realized.  The Company does not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, which is an audit by taxing authority.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.  As of June 30, 2011, the Company had approximately $0.4 million in unrecognized tax benefits recorded in other long-term liabilities on its Consolidated Balance Sheet, which, if recognized would reduce tax expense and its effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Fiscal Year Ended June 30,
	2011	2010
	(In Thousands)

Balance, beginning of year	362	211

Increases for tax positions related to prior year	-	95
Increases for tax positions related to current year	60	56
Decreases related to settlements	-	-
Reductions due to lapsed statute of limitations	(53)	-

Balance, end of year	369	362

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. As of June 30, 2011, the Company accrued no penalties and an insignificant amount of interest was recorded in income tax expense.

Tax positions for the Company and its subsidiaries are subject to income tax audits.  Tax returns for all tax years since fiscal year 2008 remain open to examination by the Internal Revenue Service and since 2004 for state income tax purposes.  As of June 30, 2011, there are no current federal or state income tax audits in progress.

The Company is subject to income tax in some jurisdictions outside the United States, none of which are individually material to its financial position, cash flows, or result of operations.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.  Comprehensive Loss

The following table shows the computation of comprehensive:

	Fiscal Year Ended June 30,
	2011	2010
	(In thousands)
Consolidated Net loss	$(6,975)	$(2,741)
Foreign currency translation adjustments	29	7
Total comprehensive loss	$(6,946)	$(2,734)

Other comprehensive loss includes gains and (losses) on the translation of foreign currency denominated financial statements.  Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

12.  Net Loss per Share

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

The following table sets forth the computation and reconciliation of net loss per share:

	Fiscal Year Ended June 30,
	2011	2010
	(In thousands)
Consolidated Net loss	$(6,975)	$(2,741)

Basic and dilutive:
Weighted average shares outstanding:	121,259	106,460

Basic and diluted:
Net loss per share	$(0.06)	$(0.03)

Potentially anti-dilutive stock options were excluded in the dilutive loss per common share calculation for the year ended June 30, 2011 and 2010.

13.  Stockholders’ Equity

Shares of common stock outstanding were as follows:

	Fiscal Year Ended June 30,
	2011	2010
	(In thousands)
Beginning Balance at July 1,	121,404	103,222
Shares issued for exercised options	-	-
Shares issued to related party for additional investment	-	18,182
Shares issued to related party for promissory note	-	-
Shares repurchased	(170)	-
Ending balance at June 30,	121,234	121,404

On August 18, 2010, Luis Rivera resigned from his positions as President and Chief Executive Officer of the Company. The Company repurchased 170,000 shares of common stock from Mr. Rivera at a purchase price of $0.33 per share.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Reverse Stock Split

At the June 7, 2011 Annual Meeting for fiscal year 2010, the stockholders of the Company approved and adopted an amendment to the Company’s Certificate of Incorporation to effect the Reverse Stock Split at a ratio of not less than one for ten and not more than one for thirty and a grant of discretionary authority to the Board of Directors to effect the Reverse Stock Split at any time prior to the Annual Meeting of the Company’s stockholders for the fiscal year 2011.  As of June 30, 2011, the Company’s Board of Directors has not authorized a Reverse Stock Split.

Treasury Stock

Repurchased shares of the Company’s common stock are held as treasury shares and at cost until they are reissued. When the Company reissues treasury stock, if the proceeds from the sale are more than the average price the Company paid to acquire the shares, the Company records an increase in additional paid-in capital.  Conversely, if the proceeds from the sale are less than the average price the Company paid to acquire the shares, the Company records a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.  The Company holds 170,000 shares at $56 thousand as of June 30, 2011; and 0 treasury shares as of June 30, 2010.

14.  Stock Compensation Plans

Stock Options Plan

On May 6, 2005, the Company established the J.L. Halsey Corporation 2005 Equity Based Compensation Plan, which it amended with the First Amendment, effective as of May 6, 2005 (together, the “Original Equity-Based Compensation Plan”).  Subsequently, the Board adopted the Second Amendment to the Original Equity-Based Compensation Plan (the “Second Amendment”) and, on May 13, 2009, the Company’s stockholders ratified the Second Amendment (the Second Amendment, together with the Original Equity-Based Compensation Plan, the “Equity-Based Compensation Plan”).  The Equity-Based Compensation Plan authorizes the granting of stock options and stock-based awards to employees, directors and certain consultants.   Stock options issued in connection with the Equity-Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of the Company’s common stock at the date of grant.   Stock options generally become exercisable over a four year vesting period and expire 10 years from the date of the grant.   The effect of the Second Amendment was to increase the number of shares of Common Stock that may be issued in connection with awards granted under the Equity-Based Compensation Plan from 13,200,000 shares to 17,200,000 shares, thereby increasing the number of shares available for future awards under the Equity Based Compensation Plan by 4,000,000 shares.  At June 30, 2011, there were 4.6 million shares available for future issuance under the Equity-Based Compensation Plan.

The following table summarizes stock option activity from July 1, 2009 to June 30, 2011

	Number of options	Weighted- Average Exercise Price
	(In thousands)
Outstanding at July 1, 2009	10,585	$0.52
Granted	4,244	$0.46
Forfeited/expired	(3,224)	$0.47
Outstanding at June 30, 2010	11,605	$0.41
Granted	8,298	$0.34
Forfeited/expired	(7,193)	$0.44
Outstanding at June 30, 2011	12,710	$0.34

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of June 30, 2011, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on June 30, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.  As of June 30, 2011, the Company had 10,230,000 options vested or expected to vest with a weighted average exercise price of $0.34 and a weighted average remaining contractual term of 5.9 years.  As of June 30, 2011, unamortized compensation cost related to stock options was $1.8 million.  The cost is expected to be recognized over a weighted-average period of 3.4 years.

The following table summarizes stock options outstanding and exercisable options as of June 30, 2011:

Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number of Options Exercisable
	(In thousands)		(In thousands)
$0.30 - 0.46	11,009	6.45	3,633
$0.47 - 0.50	1,701	7.66	833
Total	12,710		4,466

Weighted average exercise price per share			$0.34

 The Company recognizes total stock-based compensation expenses, including employee stock awards and purchases under stock purchase plans, in accordance with the standards established by FASB.

The following table summarizes the allocation of stock-based compensation expense:

	Fiscal Year Ended June 30,
	2011	2010
	(In thousands)
Cost of revenues	$140	$231
General and administrative	564	70
Research and development	-	15
Sales and marketing	149	129
Total	$853	$445

The Company recognizes stock-based compensation expenses on a straight-line basis over the requisite service period of the award which is generally four years.

The weighted average fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table:

	Fiscal Year Ended June 30,
	2011	2010
Weighted average fair value of options at grant date	$0.19	$0.19
Expected Volatility	77 - 79%	78 - 79%
Expected term of the option	4.5 years	4.5 years
Risk-free interest rates	1.06 - 1.99%	1.97 - 2.35%
Expected dividends	-	-

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

Expected Volatility	78%
Expected term of the option	4.5 years
Risk-free interest rates	0.47 - 3.44%
Expected dividends	-

Total additional stock-based compensation expense associated with the modification was $99 thousand of which $69 thousand was recognized in fiscal year 2010.  The remaining $30 thousand in unamortized stock-based compensation expense will be recognized over the remaining vesting period of the unvested stock options.

Retirement Plans

The Company has a defined contribution 401(k) Plan covering substantially all of its employees.  Beginning September 2006, the Company began making matching contributions to the 401(k) Plan.  During fiscal year 2009, due to difficult business conditions and the economic downturn, the Company discontinued the 401(k) matching plan program.  As such, in fiscal year 2011 and 2010, there was no employee related expense associated with the Company’s 401(k) contribution match program.

Annual Incentive Bonus

On August 1, 2008, the Annual Incentive Bonus plan (the “Bonus Plan”) was approved by the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”).  Under this Bonus Plan certain key employees, including the named executive officers are eligible to receive cash bonus payments following each fiscal quarter.  The objectives of the Bonus Plan include aligning the eligible participants’ performance with the Company’s business goals to reward and retain high performing key employees and to attract high quality employees to the Company.

15.	Commitments and Contingencies

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

From the acquisition of Cogent in the fourth quarter of fiscal year 2011, the Company assumed the lease agreement of its acquiree for an average of $9,600 per month for the next 18 months, for a facility in Ultimo, Australia. Refer to Note 3 of the Notes to Consolidated Financial Statements.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2012	1,387	1,060	77	2,524	206	2,730
Fiscal Year 2013	1,000	155	14	1,169	138	1,307
Fiscal Year 2014	774	-	1	775	29	804
Fiscal Year 2015	658	-	-	658	5	663
Thereafter	506	-	-	506	-	506
Total	$4,325	$1,215	$92	$5,632	$378	$6,010
Less amounts representing interest					(21)
Present value minimum lease payments					$357
Less short-term portion					(192)
Long-term portion					$165

The Company occupies the majority of its facilities under non-cancellable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases totaled $1.2 million and $1.4 million during fiscal years 2011 and 2010, respectively.

Legal claims

From time to time, the Company is a party to litigation and subject to claims incident to the ordinary course of business, including customer disputes, breach of contract claims and other matters.  Although the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such litigation and claims will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.  Due to the inherent uncertainties of such litigation and claims, the Company’s view of such matters may change in the future.

16.	Segment Reporting

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

17.	Subsequent Events

On August 17, 2011 the Company entered into a Termination Agreement (the “Agreement”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. Pursuant to the Agreement, the Strategic Partnership Agreement dated July 23, 2010, as amended, by and between SiteWit and the Company and the Stock Purchase Agreement dated July 23, 2010 by and between SiteWit and the Company (together, the “Prior Agreements”) were terminated effective as of August 17, 2011.

The Company entered into the Prior Agreements with SiteWit to secure the right to use SiteWit’s online marketing search engine technology and to develop and market certain services related to SiteWit’s product. To date, the Company has invested $750,000 in SiteWit and owns a minority of SiteWit’s outstanding stock.

Due to a disagreement regarding the parties’ respective rights and obligations under the agreements, the parties have mutually agreed to terminate the Prior Agreements and release one another from all rights and obligations thereunder. Pursuant to the Agreement, the Company will make no further investments in SiteWit, the right of the Company to designate one of the members of SiteWit’s board of directors was terminated and the Company has returned to SiteWit approximately 75% of the SiteWit shares that were issued to the Company pursuant to the Prior Agreements. For a period of 18 months commencing on August 17, 2011, the Company’s remaining SiteWit shares are subject to a right of repurchase by SiteWit or SiteWit’s shareholders for the original aggregate purchase price, and under some circumstances the Company would have a one-time right to require SiteWit to repurchase all the remaining SiteWit shares that the Company holds.

LYRIS INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On August 31, 2011, James A. Urry informed the Company of his resignation from the board of directors of the Company, effective immediately.

On August 31, 2011, the Company entered into a Seventh Amendment (“Seventh Amendment”) to the Loan Agreement with Comerica Bank (“Bank”). The Seventh Amendment revises the terms of the Loan Agreement.

The Seventh Amendment reduced the Company’s existing revolving line of credit from $5,000,000 to $2,500,000 (“Existing Line”).  The amount available under the Existing Line is limited by a borrowing base, which is 80% of the amount of the aggregate of our accounts receivable, less certain exclusions. The Seventh Amendment also extends the Company to a second revolving line of credit of $2,500,000 (“Non-Formula Line,” and together with the Existing Line, the “Revolving Lines”).  The Revolving Lines mature on April 30, 2012.

Advances under the Revolving Lines will accrue interest at a variable rate calculated as the Bank’s prime rate plus a margin of 2.5% for the Existing Line and the Bank’s prime rate plus a margin of 0.5% for the Non-Formula Line.  Interest is payable monthly, and principal is payable upon maturity.

The Seventh Amendment contains additional covenants for the Company, including that the Company will raise $2,000,000 in new equity prior to February 28, 2012 and will maintain the following minimum amounts of EBITDA (measured on a trailing three months basis):

Measurment Period Ending	Minimum Trailing Six Month EBITDA
7/31/2011	$(1,500,000)
8/31/2011	$(1,400,000)
9/30/2011	$(1,350,000)
10/31/2011	$(750,000)
11/30/2011	$(350,000)
12/31/2011	$50,000

Repayment of the Revolving Lines is secured by a security interest in substantially all of the Company’s assets.  In addition, Mr. William T. Comfort, III, the Company’s Chairman of the Board, agreed to guarantee its repayment of indebtedness under the Seventh Amendment (the “Limited Guaranty”).  Mr. Comfort also entered into a Pledge and Security Agreement with the Bank (“Pledge Agreement”), a Reimbursement and Security Agreement with the Borrowers (“Reimbursement and Security Agreement”), and a Subordination Agreement with the Bank and the Company (“Subordination Agreement”).  Under the Pledge Agreement, Mr. Comfort granted the Bank a security interest in cash collateral maintained at the bank, as security for the performance of Mr. Comfort’s obligations under the Limited Guaranty. The Company also agreed to reimburse Mr. Comfort for all amounts paid to the Bank and all costs, fees and expenses incurred by Mr. Comfort under the Limited Guaranty and Pledge Agreement.  As security for the Company’s reimbursement obligations, the Company granted Mr. Comfort a security interest in the same property which secures its obligations under the Loan Agreement.  Under the Subordination Agreement, the Company’s indebtedness and obligations to Mr. Comfort are subordinated to the Company’s indebtedness and obligations to the Bank

As of June 30, 2011 and July 31, 2011, the Company was not in compliance with the terms of the Loan Amendment as the Company did not meet its liquidity covenant which requires the Company to have $1.0 million in liquidity. The Company’s liquidity is determined by its unrestricted cash at Bank and unused availability under its revolving line of credit.  As part of the Seventh Amendment, the Bank waived compliance with the Company’s liquidity covenant for the June and July 2011 measurement period. The Company was in compliance with all of its covenants for the August 2011 measurement period.

On September 19, 2011, Keith Taylor, the Company’s Chief Financial Officer, Treasurer and Secretary, unexpectedly passed away.  The Company’s Board of Directors called a meeting on September 20, 2011 and named its President and Chief Executive Officer, Wolfgang Maasberg as Interim Chief Financial Officer, Treasurer and Secretary.

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

As of June 30, 2011, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of June 30, 2011, the end of our fiscal year.  Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in (COSO).   Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment of our internal control over financial reporting as of June 30, 2011, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Interim Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

DIRECTORS

Our directors as of August 31, 2011 are as follows:

Name of Director	Age	Title	Annual Meeting at which Term Ends

Andrew Richard Blair	78	Director	2012

William T. Comfort, III	45	Director, Chairman of the Board of Directors	2014

Nicolas De Santis Cuadra	45	Director	2012

Wolfgang Maasberg	39	Director, Chief Executive Officer	2014

Andrew Richard Blair has been a member of our Board since November 12, 2002. He is a founder of Freimark Blair & Company, Inc., a broker-dealer research boutique.  Mr. Blair has served as President, Chief Executive Officer, Chief Financial Officer and as a director of Freimark Blair since January 1983.  Mr. Blair received his B.S. in Science and Business Administration from Wake Forest University. We believe that Mr. Blair possesses specific attributes that qualify him to serve as a member of our Board of Directors and to serve as chair of our audit committee, including his financial and accounting expertise and his substantial knowledge of financial markets.

William T. Comfort, III has served as a member of our Board since May 2002 and as Chairman of the Board since November 12, 2002. He was a private equity investment professional with CVC Capital Partners, a leading private equity firm based in London, England, from February 1995 until December 2000. From February 2001 to February 2003 he served as a consultant to Citicorp Venture Capital (“CVC”).  He is now principal of Conversion Capital Partners Limited, an investment fund headquartered in London.  Mr. Comfort also has served as a director of numerous public and private companies as a representative of CVC Capital Partners and CVC, from all of which he has resigned.  Mr. Comfort is currently a director of Kofax, Inc.  Mr. Comfort received his J.D. and L.L.M. in tax law from New York University School of Law. We believe Mr. Comfort should serve as a member of our board of directors based on the important perspective he brings to our board of directors and management team from his extensive experience as a investor in a numerous businesses, both public and privately held, providing guidance and counsel to a wide variety of companies and service on the boards of directors of numerous private and publicly-held companies.

Nicolas De Santis Cuadra has been a member of our Board since January 16, 2003. Mr. De Santis Cuadra has served since January 2003 as the Chief Executive Officer of London-based Twelve Stars Communications (now called Corporate Vision Strategists), an international strategic vision and brand business consulting firm, located in London, England, which Mr. De Santis Cuadra founded in 1994. He previously served as the Chief Executive Officer of Twelve Stars Communications from 1994 until December 1998. From December 2000 until January 2003, Mr. De Santis Cuadra served as the marketing director of OPODO Ltd., an online travel portal owned by British Airways, Lufthansa, Air France and several other European-based airlines. From January 1999 until December 2000, Mr. De Santis Cuadra served as Senior Vice President and Chief Marketing Officer of Beenz.com, the Internet currency website sold to Carlson Marketing the U.S.A based global marketing services company. We believe that Mr. De Santis’ should serve as a member of our Board of Directors because his substantial strategic planning and marketing experience and his executive experience at several Internet related businesses.

Wolfgang Maasberg joined our Company as Chief Executive Officer and our Board on August 18, 2010. Prior to joining our Board, he served as Vice President Sales, Americas, of the Omniture business unit at Adobe Systems since its January 2010 acquisition of Omniture.  From May 2005 to January 2010, Mr. Maasberg served in various senior sales management positions at Omniture, including most recently as Senior Vice President Sales, Americas. Mr. Maasberg began his career at Dell Computer in 1997.  In 2000 he joined FIT Technologies as Vice President of Sales. Prior to Omniture he held sales and sales leadership responsibilities at Coremetrics (recently acquired by IBM) where he finished as Regional Vice President of Sales, North America. We believe that Mr. Maasberg should serve as a member of our Board of Directors because of his substantial leadership experience with Internet marketing companies as well as his position as the senior executive of our Company.

Our certificate of incorporation provides that the Board is divided into three classes, designated Class I, Class II and Class III.  Directors serve for staggered terms of three years each.  Messrs. Blair and De Santis Cuadra currently serve as Class I directors, whose terms expire at the 2012 Annual Meeting of Stockholders. Due to the resignation of James A. Urry from our Board effective as of August 31, 2011, there are currently no Class II directors.  Mr. Comfort and Mr. Maasberg currently serve as Class III directors, whose term expires at the 2014 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

Our executive officers as of September 20, 2011 are as follows:

Name	Age	Title

Wolfgang Maasberg	39	President, Chief Executive Officer,
		Interim Chief Financial Officer, Treasurer and Secretary
Phil Sakakihara	68	Chief Technology Officer
Nello Franco	45	Senior Vice President of Customer Success
Jim Lovelady	48	Senior Vice President of Sales
Tina Stewart	46	Senior Vice President of Marketing

The Executive Officers named above were appointed by the Board to serve in such capacities until their respective successors have been duly appointed and qualified, or until their earlier death, resignation or removal from office.

Biographical information on Mr. Maasberg is set forth above.  See “Directors.”

Philip Sakakihara joined our Company as Chief Technology Officer in January, 2011. Most recently, he was founder and CTO of OnVideon, a provider of SaaS-cloud computing solutions since January 2008 and also founder and principal of Global Mountain Software, a full service software development and program management consulting business since 2006. Mr. Sakakihara prior experience includes CTO of Enterprise Products at Fidelity National Financial and at Hewlett Packard, where he began his career and was eventually General Manager for Distributed Computing Products. Mr. Sakakihara has both a BS and a MS in applied mathematics and served as a full time visiting professor at the University of California, Davis in networks, database and object based systems.

Nello Franco who joined us in February, 2011 is the Company’s Senior Vice President of Customer Success responsible for all aspects of our portfolio of client services, including client relations and account implementation and management. Most recently, Mr. Franco was VP Field Operations for SCOPIX, a provider of technology solutions for retail store management since October 2009 and was previously with W-5 Networks since July 2005 where he was VP Marketing and Field Operations. From 2001-2005, Mr. Franco was VP, Services and Support for Tacit Software.  Franco holds a BA degree in Political Science and International Relations from the University of California, Los Angeles.

Jim Lovelady is our Senior Vice President of Sales and joined the Company in October 2010. Prior to joining Lyris, he was Vice President of Sales for Production Services Associates LLC, a marketing supply chain management company during 2010 and Vice President, Retail Sales at Cellfire, Inc., a digital mobile marketing services provider from 2007 thru 2009.  He also worked for Epsilon, a provider of marketing automation technologies as Vice President, Sales from 2006 thru 2007; Yesmail, an email services provider, from 2002 thru 2005 as Vice President, Sales; and, Digital Impact, a digital marketing and services company, as Regional Vice President, Sales. Lovelady holds a bachelor of business administration degree from Cleary University, Ann Arbor, Michigan.

Tina Stewart is our Senior Vice President of Marketing and joined the Company in November 2010. Prior to joining our Company, she worked for Juniper Networks a networking, security and software company from October 2006 to September 2010 where most recently she served as Senior Director of Web and Online Strategy. Previous to that, she was Vice President of Worldwide Marketing for Arbor Networks from September 2005 to September 2006 and has also held senior marketing roles at several other technology companies. Stewart holds a bachelor of science degree in public relations and a master of science degree in mass communications from San Jose State University, San Jose, California.

Keith Taylor was appointed our Chief Financial Officer in January 2011 and unexpectedly passed away on September 19, 2011.  Our board of directors called a meeting on September 20, 2011 and named our President and Chief Executive Officer, Wolfgang Maasberg as Interim Chief Financial Officer, Treasurer and Secretary.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in such ownership.  SEC rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, we believe that the applicable Section 16(a) reporting requirements were complied with for all of the transactions which occurred in the fiscal year ended June 30, 2011 with the following exception.  In November 2010 a Form 3 reporting no ownership of shares or options for Tina Stewart was not filed in a timely basis. In February 2011 a Form 4 for Nello Franco for an award of options was not filed on a timely basis.

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

The role and other responsibilities of the Audit Committee are set forth in the Audit Committee Charter.  The Audit Committee Charter is not available on our website.  A copy of the First Amended and Restated Audit Committee Charter was last provided to stockholders as an exhibit to the proxy statement for our annual meeting for fiscal year 2010, which was originally filed with the SEC on April 25, 2011.

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

Compensation Committee

The Compensation Committee’s purpose is to assist the Board of Directors in determining the compensation of senior management and administering our benefit plans.  The Compensation Committee of our Board of Directors (the “Compensation Committee”) currently is composed of Mr. Comfort. Mr. Urry served on the Committee during fiscal year 2011, but resigned in August 31, 2011.  During fiscal year 2011, the Compensation Committee held two meetings.

The Compensation Committee currently does not have a charter.  The Compensation Committee establishes the salaries of all corporate officers, including the named executive officers set forth in the Summary Compensation Table under “Executive Compensation,” and directs and administers our incentive compensation plans. The Compensation Committee also reviews with the Board of Directors its recommendations relating to the future direction of corporate compensation practices and benefit programs.  The Compensation Committee does not have the authority to delegate any of its responsibilities.  The Compensation Committee may receive recommendations from our Chief Executive Officer or other officers regarding executive compensation and benefits and may secure the services of our accounting and human resources department in fulfilling its responsibilities.  To date, the Compensation Committee has not retained independent advisors in the fulfillment of its responsibilities.

The Board of Directors has determined that all of the members of the Compensation Committee satisfy the independence requirements of the listing standards of The NASDAQ Stock Market.  Additionally, Mr. Urry qualified as a “non-employee director” under applicable SEC rules, and Mr. Comfort qualifies and Mr. Urry qualified as “outside directors” under Section 162(m) of the Code.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes, with respect to our Chief Executive Officer and each of our other named executive officers, information relating to the compensation earned for services rendered in all capacities during fiscal year 2011.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Grants (1) $	Non-Equity Incentive Plan Compensation (2) $	All Other Compensation $	Total $
Wolfgang Maasberg (3)
President and Chief Executive Officer	2011	303,782	100,000	1,485,000	186,652	100,000	30,000	2,205,434

Luis A. Rivera (4)
Former President and Chief Executive Officer	2011	34,134					402,876	437,010
	2010	204,167				161,144	14,615	379,926

Keith Taylor (5)
Former Chief Financial Officer	2011	115,641	25,000		191,347	19,701	2,500	354,189

Heidi Mackintosh (6)
Former Chief Financial Officer	2011	142,723	25,901				155,081	323,705
	2010	220,000				31,280		251,280

Jim Lovelady (7)
SVP of Sales	2011	151,284	30,000		55,627		41,582	278,493

Tina Stewart (8)
SVP of Marketing	2011	147,407			46,952	26,612	3,000	223,971

(1)
Reflects the grant date fair value of the awards made in fiscal 2011 in accordance with the ASC 718. The assumptions used in the valuation of these awards are set forth in Note 14 to our consolidated audited financial statements for the fiscal year ended June 30, 2011, included in this Annual Report on Form 10-K and do not purport to reflect the value that will be recognized by the named executive officers upon the sale of the underlying securities. The vesting provisions of these options are also described in the footnotes to the 2011 Outstanding Equity Awards at Fiscal Year-End table below.

(2)
These compensation awards were awarded by the Compensation Committee as Company Performance Bonus awards under our bonus plan (our bonus plan is discussed in greater detail in the narrative following the Summary Compensation Table) for fiscal year 2011.

(3)
Pursuant to the terms of Mr. Maasberg’s employment agreement, $100,000 of his bonus was a sign on bonus and $30,000 of his performance bonus was guaranteed. Also pursuant to the terms of that agreement, Mr Maasberg was paid $30,000 in fiscal 2011 to offset the cost of living increase associated with his relocation. Mr. Maasberg’s compensation under Option Grants above consists of $186,652 as the grant date fair value for options granted in fiscal year 2011. Mr. Maasberg’s compensation under Bonus above consists of $1,485,000 as the grant date fair value for restricted stock units granted in fiscal year 2011.

(4)
Mr. Rivera resigned from his positions as President and Chief Executive Officer on August 18, 2010. Additional amounts included above in All Other Compensation for fiscal 2011 are severance payments of $375,000 and payout of accrued vacation of $27,876.

(5)
Mr. Taylor unexpectedly passed away on September 19, 2011.  Pursuant to the terms of Mr. Taylor’s employment agreement, $25,000 of his bonus was paid as a sign on bonus for his first five months of employment. Mr. Taylor also received $2,500 to offset commuting expenses. Mr. Taylor’s compensation under Option Grants above consists of $191,347 as the grant date fair value for options granted in fiscal year 2011.

(6)
Ms Mackintosh resigned from her positions as Chief Financial Officer, Secretary and Treasurer effective January 31, 2011. In fiscal 2011, the amounts included above in All Other Compensation are severance payments of $125,000, payout of accrued vacation of $22,842 and COBRA reimbursements of $7,239.

(7)
Pursuant to the terms of Mr. Lovelady’s employment agreement, $30,000 of his bonus was a sign on bonus. Mr. Lovelady also received sales commissions of $41,582. Mr. Lovelady’s compensation under Option Grants above consists of $55,627 as the grant date fair value for options granted in fiscal year 2011.

(8)
Pursuant to the terms of Ms. Stewart’s employment agreement, she was reimbursed $3,000 for relocation expense.  Ms. Stewart’s compensation under Option Grants above consists of $46,952 as the grant date fair value for options granted in fiscal year 2011.

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

Wolfgang Maasberg. Effective August 18, 2010, we entered into an employment agreement with Wolfgang Maasberg in connection with his appointment to serve as our President and Chief Executive Officer.  The term of the agreement is for three years and will automatically extend for one year at the end the initial term of the agreement and at the end of each annual extension term unless 90 days prior written notice is given prior to the end of the term.  The initial base salary under the agreement is $350,000 and Mr. Maasberg is eligible to receive an annual cash bonus of up to $100,000, $30,000 of which is guaranteed for fiscal 2011.  We agreed to pay Mr. Maasberg a sign on bonus of $10,000 per month for each month he remains an employee for up to 18 months.  In addition, Mr. Maasberg received an award of options to purchase 1,500,000 shares of our common stock, par value $0.01 per share, at an exercise price of $0.33 per share that vest over four years, with 25% of the total number of shares subject to the option vesting on August 18, 2011, and the remainder vesting in equal installments of 1/12 of the total number of shares subject to the option on each three-month anniversary thereafter.  We awarded Mr. Maasberg 4,500,000 restricted stock units (“RSUs”) that vest over four years, with 25% vesting on August 18, 2011, and the remainder vesting in equal installments of 1/12 of the total number of shares subject to the RSU on each three-month anniversary thereafter.  Additionally, we agreed to pay Mr. Maasberg relocation payments not to exceed $94,500.  Mr. Maasberg is eligible to participate in any of the Company’s employee benefit plans to the extent applicable generally to our other employees.

The employment agreement also provides for certain payments to Mr. Maasberg described in greater detail below in the section titled “Potential Payments upon Termination or Change in Control.”

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

Keith Taylor. Effective January 31, 2011, we entered into an agreement with Keith Taylor to serve as Chief Financial Officer.  The annual base salary under the agreement is $275,000 and he is eligible for an incentive bonus of up to 25%.  Mr. Taylor also received a sign on bonus of $60,000 payable monthly at a rate of $5,000 per month for his first twelve months of employment subject to repayment of one hundred percent of the bonus if he is terminated for cause or voluntarily terminated with in the first twelve months of his employment.  Mr. Taylor is also eligible for a relocation allowance of up to $25,000 during his second year of employment subject to repayment of one hundred percent of this allowance if he is terminated for cause or voluntarily terminated within twelve months of the payment date of this allowance. Unless and until Mr. Taylor would relocate, he will be paid a commute expense allowance of $500 per month.  Mr. Taylor received an award of options to purchase 1,250,000 shares of our Common Stock at an exercise price of $0.33 per share.  Twenty-five percent of the shares underlying the option vest on January 31, 2012, which is the first anniversary of his date of hire and the remaining 75% vest in equal installments of 1/12 of the total number of shares subject to the option on each three month anniversary of his date of hire thereafter.  Mr. Taylor is also eligible to participate in the Company’s benefit plans to the extent applicable generally to our other employees. The employment agreement also provided for certain severance payments to Mr. Taylor described in greater detail below in the section titled “Potential Payments upon Termination or Change of Control.” Mr. Taylor unexpectedly passed away on September 19, 2011.

Heidi Mackintosh.  Effective April 15, 2008, we entered into an agreement with Heidi Mackintosh to serve as Chief Financial Officer.  The initial base salary under the agreement was $220,000 and she was also eligible for an incentive bonus of up to $49,500. In addition, Ms. Mackintosh received an award of options to purchase 400,000 shares of our Common Stock at an exercise price of $0.83 per share.  Twenty-five percent of the shares underlying option vested on May14, 2009, which was the first anniversary of her employment starting date and the remaining 75% vested in equal quarterly installments on the last day of each calendar quarter, provided that the fourth anniversary of her starting date was considered the last day of the quarter for vesting purposes.  Ms. Mackintosh was also eligible to participate in the Company’s benefit plans to the extent applicable generally to our other employees.  On January 19, 2010, Ms. Mackintosh was granted an award of options to purchase 150,000 shares of our Common Stock at an exercise price of $0.50 per share, which vested 25% on January 19, 2011 and the remaining 75% in equal quarterly installments on the last day of each calendar quarter provided that the fourth anniversary of the grant date shall be deemed to be the last day of the calendar quarter for vesting purposes.  On May 24, 2010 Ms. Mackintosh was granted an award of options to purchase 100,000 shares of our Common Stock at an exercise price of $0.40 per share, which would vest in four equal annual installments beginning May 24, 2011.

Ms. Mackintosh resigned from the Company effective January 31, 2011 and her unvested options were forfeited and she had 90 days to exercise her vested options, which she did not exercise.  She was also entitled to certain severance payments under the terms of her employment agreement.  The severance payments to Ms. Mackintosh are described in greater detail below in the section titled “Potential Payments upon Termination or Change in Control.”

Jim Lovelady.  Effective October 25, 2010, we entered into an agreement with Jim Lovelady to serve as Senior Vice President of Sales.  The initial base salary under the agreement is $185,000 and he is also eligible for an annual variable salary targeted at $95,000 paid monthly against quota performance. Mr. Lovelady also received a sign on bonus of $30,000 payable monthly at a rate of $5,000 per month for his first six months of employment subject to repayment of one hundred percent of the bonus if he voluntarily terminates within the first twelve months of his employment.  In addition, Mr. Lovelady received an award of options to purchase 300,000 shares of our Common Stock at an exercise price of $0.33 per share.  Twenty-five percent of the shares underlying the option vest on October 25, 2011, which is the first anniversary of his date of hire and the remaining 75% vest in equal installments of 1/12 of the total number of shares subject to the option on each three month anniversary of his date of hire thereafter.  Mr. Lovelady is also eligible to participate in the Company’s benefit plans to the extent applicable generally to our other employees. The employment agreement also provided for certain severance payments to Mr. Lovelady described in greater detail below in the section titled “Potential Payments upon Termination or Change of Control.”

Tina Stewart.  Effective November 15, 2010, we entered into an agreement with Tina Stewart to serve as Senior Vice President of Marketing.  The initial base salary under the agreement is $236,000 and she is also eligible for an annual bonus of up to $56,000. Ms. Stewart was also eligible for reimbursement of hotel and living expenses of up to $15,000 during the first six months of her employment subject to repayment of one hundred percent of the expense reimbursement if she was terminated for cause or voluntarily terminated with in the first twelve months of his employment.  In addition, Ms. Stewart received an award of options to purchase 500,000 shares of our Common Stock at an exercise price of $0.33 per share.  Twenty-five percent of the shares underlying the option vest on November 24, 2011, which is the first anniversary of the date of the option grant and the remaining 75% vest in equal installments of 1/12 of the total number of shares subject to the option on each three month anniversary of the date of the option grant thereafter.  Ms. Stewart is also eligible to participate in the Company’s benefit plans to the extent applicable generally to our other employees. The employment agreement also provided for certain severance payments to Ms. Stewart described in greater detail below in the section titled “Potential Payments upon Termination or Change of Control.”

Annual Bonus Plan

On August 1, 2008, the Compensation Committee approved an annual incentive bonus plan, under which key employees, including our named executive officers, are eligible to receive quarterly cash bonus payments.  The objectives of the bonus plan are to align participants’ incentives with Lyris’ business goals and to reward and retain high performing key employees.

Under the bonus plan, participants are eligible to receive bonuses based on individual performance and our Company’s performance.  Individual performance objectives may be established by the Compensation Committee.  Company performance (the “Company Performance Bonus”) is based on the following criteria: (1) net new monthly hosted revenue additions (“net new MRR”); (2) total revenue; and (3) corporate earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The Compensation Committee may select additional criteria for the Company Performance Bonus. For each bonus plan year, the Compensation Committee will establish the percentage to use for each of the criteria that comprise the Company Performance Bonus, such that participants are aware of the relative importance of each criterion in determining any Company Performance Bonuses.  To the extent the Company exceeds performance targets participants are eligible for additional bonus awards.

In the first and second quarters of fiscal 2011 the Compensation Committee determined not to set performance targets under this bonus plan due to the difficult economic environment and the executive turnover.  However, the Compensation Committee believed that bonuses also serve an important retention purpose, so it decided to award discretionary bonuses to the named executives based on the Committee’s judgment about the Company’s financial resources that were available for this purpose and their evaluation of the individual performance of the executive. In the first and second quarters, only Ms. Mackintosh was an employee for both quarters and was awarded a bonus equal to 100% of her bonus potential. Mr. Maasberg joined the company midway through the first quarter and was awarded the guaranteed bonuses discussed above under “Employment Agreements/Arrangements” for the first and second quarters. Ms. Stewart joined the company midway through the second quarter and was awarded a bonus equal to 100% of her bonus potential prorated for that quarter.

For the third and fourth quarters of fiscal 2011, the Compensation Committee established Company performance criteria under the bonus plan and no individual performance measures.  The Company performance criteria were weighted as follows: 50% based on committed annual value of new contracts (ACV) and 50% on the contract value of cancelled contracts (churn).

	% Weighting	3rd Quarter	4th Quarter
New contract ACV	50	2,688,000	2,765,000
Churn	50	3,060,000	2,880,000

Target bonus amounts for our named executive officers in fiscal 2011 were; 25% of annual base salary for Mr. Taylor; prorated for his start date in the third quarter and 24% of annual base salary for Ms. Stewart. Mr. Lovelady is paid commissions on achieving certain sales quotas and does not participate in the bonus plan.

Mr. Maasberg’s performance bonus potential is $100,000 although for fiscal 2011, $30,000 of that bonus was guaranteed. His performance bonus is based on specific criteria negotiated between Mr. Maasberg and the Compensation Committee. For fiscal 2011, those objectives were: (1) restructure executive management team; stabilize existing product platforms; (3) develop and initiate next generation product strategy; (4) restructure the company’s technology investments; and (5) stabilize customer churn.

Aggregate bonus amounts paid to our named executive officers in fiscal 2011 were: $100,000 for Mr. Maasberg; $19,701 for Mr. Taylor; and $26,612 for Ms. Stewart.  These amounts were 100% for Mr. Maasberg, 95% for Mr. Taylor and 95% for Ms. Stewart.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects outstanding stock options held by the named executive officers as of June 30, 2011.

	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable		Unexercisable		($)	Date	#		($)
Wolfgang Maasberg President and Chief Executive Officer			1,500,000	(1)	0.33	8/18/2020	4,500,000	(2)	855,000	(3)

Luis A. Rivera Former President and Chief Executive Officer	3,600,000	(4)			0.30	8/18/2011

Keith Taylor Former Chief Financial Officer			1,250,000	(5)

Heidi Mackintosh Former Chief Financial Officer (6)

Jim Lovelady SVP of Sales			300,000	(7)
			200,000	(8)

Tina Stewart SVP of Marketing			500,000	(9)

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

(3)	Value is calculated by multiplying the number of restricted stock units that have not vested by the closing market price of our stock ($0.19) as of the close of trading on August 19, 2011.

(4)
The Compensation Committee granted this option to Mr. Rivera on May 6, 2005 and was fully vested.  As part of his terms of resignation, Mr. Rivera had until August 18, 2011 to exercise this option. He did not exercise his option and the option is now forfeit.

(5)
The Compensation Committee granted this option to Mr. Taylor on January 31, 2011.  The awards will vest over four years, with 25% of the total number of shares vesting on January 31, 2011, and the remainder vesting in equal installments of 1/12 of the total number of shares subject to the option on each three-month anniversary thereafter.

(6)	In accordance with the terms of her option agreement, Ms. Mackintosh’s unvested options were forfeited and she had 90 days to exercise her vested options, which she did not exercise.

(7)
The Compensation Committee granted this option to Mr. Lovelady on October 25, 2010.  The awards will vest over four years, with 25% of the total number of shares vesting on October 25, 2011, and the remainder vesting in equal installments of 1/12 of the total number of shares subject to the option on each three-month anniversary thereafter.

(8)
The Compensation Committee granted this option to Mr. Lovelady on November 24, 2010.  The awards will vest over four years, with 25% of the total number of shares vesting on November 24, 2012, and the remainder vesting in equal installments of 1/12 of the total number of shares subject to the option on each three-month anniversary thereafter.

(9)
The Compensation Committee granted this option to Ms. Stewart on November 24, 2010.  The awards will vest over four years, with 25% of the total number of shares vesting on November 24, 2011, and the remainder vesting in equal installments of 1/12 of the total number of shares subject to the option on each three-month anniversary thereafter.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Mr. Maasberg. Pursuant to his employment agreement, the event Mr. Maasberg’s employment is terminated for Cause or is separated from service to the Company for any reason other than his resignation for Good Reason, Mr. Maasberg will be to be entitled to the following:

•	any unearned but unpaid base salary;
•	Other unpaid vested amounts or benefits under the compensation, incentive and benefit plans of the Company in which he participates; and
•	Any unreimbursed business expenses.

Mr. Maasberg’s agreement also provides for additional payments in the event of a change of control of the Company, as more specifically defined in his employment agreement.  In the event of his separation from employment by the Company without Cause or for Good Reason within six months prior to a change in control and provided that Mr. Maasberg delivers a general release of claims in favor of the Company, Mr. Maasberg would receive the following benefits in addition to the items mentioned above:

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

In the event of Mr. Maasberg’s separation of employment by the Company without Cause or for good Reason within six months prior to and twelve months following a change of control, also subject to Mr. Maasberg’s delivery of a general release, Mr. Maasberg will receive all the termination payments set forth above (other than the 50% vesting acceleration) and 100% of his then unvested shares subject to his option agreement and the RSUs shall immediately accelerate and become exercisable or be settled, as applicable.

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

The above description is a summary of the potential payments upon termination or change of control and is fully qualified by the full text of the employment agreement, which has been filed with the SEC.

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

Under the terms of the agreement: (i) “cause” means (a) the failure of Mr. Rivera to materially perform his obligations and duties thereunder to our satisfaction, which failure is not remedied within 45 days after receipt of written notice from us, (b) commission by Mr. Rivera of an act of fraud upon, or willful gross misconduct toward, us or any of our affiliates, (c) a material breach by Mr. Rivera of certain sections of the agreement, which, in either case, is not remedied within 15 business days after receipt of written notice from us or our Board , (d) the conviction of Mr. Rivera of any felony (or a plea of nolo contendere thereto) or any crime involving moral turpitude, or (e) the failure of Mr. Rivera to carry out, or comply with, in any material respect, any directive of the Board consistent with the terms of the agreement, which is not remedied within 30 business days after receipt of written notice from us or our Board; and (ii) “good reason” shall mean any material breach by us of any provision of the agreement and shall also include our (or our successors and assigns) substantially altering the position, geographic location or responsibilities of Mr. Rivera during the term of his employment.

Mr. Rivera resigned as President and Chief Executive Officer effective August 18, 2010. Under the terms of Mr. Rivera’s separation and release agreement, he was paid all wages, salary, bonuses and reimbursable expenses that were owed as well as $27,876 of accrued vacation. In addition, Mr. Rivera was paid $375,000 (1.5 times his base salary) in accordance with the terms of his employment agreement. The Company repurchased 170,000 shares of common stock from Mr. Rivera at the then market price of $0.33 for a total payment of $56,100. The Company also amended Mr. Rivera’s stock option agreement to extend the period in which he may exercise unexercised vested shares from ninety (90) days to one year following the date of his resignation.

Mr. Taylor. Pursuant to his employment agreement, in the event Mr. Taylor’s employment is terminated without cause, we will pay to Mr. Taylor an amount equal to six months of his current annual base salary at the time of termination.  At the end of fiscal year 2011, this provision would have entitled Mr. Taylor to $137,500, plus any other amounts accrued but not yet paid. If the Company is acquired of undergoes a change of control and Mr. Taylor is terminated without Cause within two years following the change of control he will be entitled to one year of his then base salary as severance. Mr. Taylor’s agreement also provides that if the Company is acquired or undergoes a change of control and his employment is terminated without Cause, any unvested options shall immediately vest. Mr. Taylor unexpectedly passed away on September 19, 2011.

Under the terms of the agreement: “Cause” means (a) the failure of Mr. Taylor to perform his obligations and duties to the satisfaction of us, which failure is not remedied with in fifteen days after receipt of written notice, (b) commission by Mr. Taylor of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Mr. Taylor of certain sections of our Proprietary Information and Inventions Agreement (“PIAA”), (d) the failure of Mr. Taylor to carry out, or comply with, in any material respect, any directive of the Board consistent with the terms of the PIAA, which in the case of each situation above is not remedied within 15 days after receipt of written notice from us or our Board, or (e) the conviction of Mr. Taylor of (or a plea of nolo contendere to) any felony or any crime involving moral turpitude.

Ms. Mackintosh. Ms. Mackintosh’s agreement provided that, in the event her employment is terminated without Cause, we shall pay to Ms. Mackintosh an amount equal to six months of her current annual base salary at the time of termination.  Ms. Mackintosh’s agreement did not contain a provision for additional payment based on a change of control; however, we would have required any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: “Cause” means (a) the failure of Ms. Mackintosh to perform her obligations and duties to the satisfaction of us, which failure is not remedied with in fifteen days after receipt of written notice, (b) commission by Ms. Mackintosh of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Ms. Mackintosh of certain sections of our PIAA, (d) the failure of Ms. Mackintosh to carry out, or comply with, in any material respect, any directive of the Board consistent with the terms of the PIAA, which in the case of each situation above is not remedied within 15 days after receipt of written notice from us or our Board, or (e) the conviction of Ms. Mackintosh of (or a plea of nolo contendere to) any felony or any crime involving moral turpitude.

Ms. Mackintosh resigned as Chief Financial Officer effective January 31, 2011. Under the terms of her termination agreement, in addition to all wages, salary, bonuses and reimbursable expenses that were owed, she was paid 125,000 of severance (0.5 times her base salary of 250,000) as well as $22,842 of accrued vacation. In addition, the Company paid $7,239 for COBRA benefits for her and her family.

Mr. Lovelady. Pursuant to his employment agreement, in the event Mr. Lovelady’s employment is terminated without cause after six months of employment, we will pay to Mr. Lovelady an amount equal to six months of his current annual base salary at the time of termination.  At the end of fiscal year 2011, this provision would have entitled Mr. Lovelady to $112,500, plus any other amounts accrued but not yet paid. Mr. Lovelady’s agreement does not contain a provision for additional payment based on a change of control; however, we will require any successor to us to assume expressly and agree to perform this employment agreement in the same manner and to the same extent that we would be required to perform.

Under the terms of the agreement: “cause” means (a) the failure of Mr. Lovelady to perform his obligations and duties to the satisfaction of us, which failure is not remedied with in fifteen days after receipt of written notice, (b) commission by Mr. Lovelady of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Mr. Lovelady of certain sections of our Proprietary Information and Inventions Agreement (“PIAA”), (d) the failure of Mr. Lovelady to carry out, or comply with, in any material respect, any directive of the Board consistent with the terms of the PIAA, which in the case of each situation above is not remedied within 15 days after receipt of written notice from us or our Board, or (e) the conviction of Mr. Lovelady of (or a plea of nolo contendere to) any felony or any crime involving moral turpitude.

Ms. Stewart. Pursuant to her employment agreement, in the event Ms. Stewart’s employment is terminated without cause after 90 days of employment, we will pay to Ms. Stewart an amount equal to six months of her current annual base salary at the time of termination.  At the end of fiscal year 2011, this provision would have entitled Ms. Stewart to $118,000, plus any other amounts accrued but not yet paid. If the Company is acquired of undergoes a change of control and Ms. Stewart is terminated without Cause within two years following the change of control she will be entitled to one year of her then base salary as severance and one year of COBRA benefits for her and her family. Ms. Stewart’s agreement also provides that if the Company is acquired or undergoes a change of control and her employment is terminated without Cause, any unvested options shall immediately vest.

Under the terms of the agreement: “cause” means (a) the failure of Ms. Stewart to perform his obligations and duties to the satisfaction of us, which failure is not remedied with in fifteen days after receipt of written notice, (b) commission by Ms. Stewart of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Ms. Stewart of certain sections of our Proprietary Information and Inventions Agreement (“PIAA”), (d) the failure of Ms. Stewart to carry out, or comply with, in any material respect, any directive of the Board consistent with the terms of the PIAA, which in the case of each situation above is not remedied within 15 days after receipt of written notice from us or our Board, or (e) the conviction of Ms. Stewart of (or a plea of nolo contendere to) any felony or any crime involving moral turpitude.

The 2005 Plan, described below under “Equity Compensation Plan Information”, gives the Compensation Committee the discretion to vest options outstanding under the 2005 Plan upon the occurrence of a change in control. In addition to the accelerated vesting described above for Mr Maasberg, Mr. Taylor, Mr. Lovelady and Ms. Stewart, the option agreements for each of the named executive officers provide that within one year following the occurrence of a change in control, if the executive’s employment is terminated without cause by us, or with good reason by the executive (in each case, as defined in the option agreement), any options that would have become exercisable on or prior to the one year anniversary following the termination shall become immediately exercisable and shall remain exercisable until the earlier of the first anniversary of the termination of employment or the earlier expiration of the option in accordance with its terms.  If a qualifying termination had occurred on June 30, 2011, such an acceleration of vesting would have resulted in the following for our named executive officers: no additional shares for Mr. Rivera; 1,500,000 shares for Mr. Maasberg; 1,250,000 shares for Mr. Taylor, 208,334 shares for Mr. Lovelady and 500,000 shares for Ms. Stewart. There are no shares associated with accelerated vesting relating to Mr Rivera since his options vested prior to June 30, 2011. No value has been assigned to such a potential vesting acceleration for Mr. Maasberg, Mr. Taylor, Mr. Lovelady or Ms. Stewart because the exercise price of each of  their options exceeds the $0.28 closing price of our common stock on June 30, 2011.

COMPENSATION OF DIRECTORS

We provide each non-employee director with an annual retainer of $25,000. Each non-employee director receives a fee of $1,000 per meeting attended, plus out-of-pocket expenses. In addition, non-employee members of Board committees receive a fee of $1,000, plus out-of-pocket expenses, for each non-telephonic committee meeting attended that is not scheduled in conjunction with a meeting of the full Board and a fee of $500, plus out-of-pocket expenses, for each non-telephonic committee meeting attended in conjunction with a meeting of the full Board and for each telephonic meeting of any committee of the Board.  Our executive officers do not receive additional compensation for serving on the Board.  Mr. Comfort has and Mr. Urry had waived all retainers and fees for their services.

Director Compensation Table

The table below summarizes the compensation paid to our independent directors for the fiscal year ended June 30, 2011.

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

(3)
Mr. Rivera was an employee until August 18, 2010 and therefore received no compensation for his service as a director. He remained a director after resigning his positions as an employee and waived all retainers and fees until his resignation from the board on November 7, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities related in (a)) (c)

Equity compensation plans approved by security holders	12,709,892	$0.35	4,490,108
Equity compensation plans not approved by security holders		—	—

Total	12,709,892	$0.35	4,490,108

We established the 2005 Plan on May 6, 2005. The 2005 Plan provides for grants of stock options and stock-based awards to our employees, directors and consultants. Stock options issued in connection with the 2005 Plan are granted with an exercise price per share equal to the fair market value of a share of our Common Stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly or annually and all within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 17,200,000. At June 30, 2011, there were 4,490,108 shares available for grant under the 2005 Plan.

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of August 31, 2011 by:

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

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares

LDN Stuyvie Partnership (b)	42,453,126	35.0%
William T. Comfort, III (c)	58,574,338	48.3%
James A. Urry (d)	10,060,606	8.3%
Wolfgang Maasberg(e)	1,827,438	1.5%
Andrew Richard Blair (f)	1,002,200	*
Jim Lovelady (g)	125,000	*
Nicolas De Santis Cuadra	120,968	*
Keith Taylor	25,000	*
Tina Stewart	25,000	*
Luis Rivera (h)	-	*
Heidi Mackintosh (h)	-	*
All directors and executive officers as a group (10 persons)(i)	71,885,550	59.1%

*	Represents beneficial ownership of less than 1%.

(a)
Information as to the interests of the directors and officers has been furnished in part by them. The inclusion of information concerning shares held by or for their spouses or children or by corporations or other entities in which they have an interest does not constitute an admission by such persons of beneficial ownership thereof. Unless otherwise indicated, the address of each director and officer listed is 6401 Hollis St., Suite 125, Emeryville, CA  94608.

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

(e)	Includes 375,000 shares of Common Stock subject to stock options held by Mr. Maasberg on August 31, 2011 and exercisable within 60 days thereafter.

(f)
The shares reported by Mr. Blair consist of 825,000 shares owned by Mr. Blair and his wife, 60,000 owned by the Freimark, Blair & Co. pension fund and 117,200 owned by the Blair Family Trust.  Mr. Blair disclaims beneficial ownership of 27,600 of the shares owned by the Freimark, Blair & Co. pension fund and the entire 117,200 shares are owned by the Blair Family Trust.

(g)	Includes 75,000 shares of Common Stock subject to stock options held by Mr. Lovelady on August 31, 2011 and exercisable within 60 days thereafter.

(h)	Mr. Rivera and Ms. Mackintosh have resigned from the Company and their options have been forfeited.

(i)
Represents the shares of common stock owned and shares of common stock subject to stock options that are exercisable within 60 days after August 31, 2011 for the 8 directors and officers in the table above. They also include an additional 125,000 shares of common stock held by two other executive officers.  The denominator used to calculate percentage of outstanding shares has been adjusted for the fore mentioned options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Employment Agreement

Effective August 18, 2010, the Company entered into an employment agreement with Wolfgang Maasberg to serve as President and Chief Executive Officer and as a director of the Company.  See “Item 11. Executive Compensation – Employment Agreements/Arrangements” for a summary of the terms of this agreement.  The employment agreement also provides for certain severance payments to Mr. Maasberg described in greater detail above in “Item 11. Executive Compensation – Potential Payments upon Termination or Change in Control”.

Effective January 31, 2011, the Company entered into an employment agreement with Keith Taylor to serve as Chief Financial Officer of the Company.  See “Item 11. Executive Compensation – Employment Agreements/Arrangements” for a summary of the terms of this agreement.  The employment agreement also provides for certain severance payments to Mr. Taylor described in greater detail above in “Item 11. Executive Compensation – Potential Payments upon Termination or Change in Control”.

Separation Agreement

On August 18, 2010 the Company entered into a separation agreement and release agreement with Luis Rivera. Mr Rivera resigned from his positions as President and Chief Executive Officer. See “Item 11: Executive Compensation - Potential Payments upon Termination or Change in Control” for a summary of the terms of the separation agreement.

On February 4, 2011 the Company entered into a separation agreement and release agreement with Heidi Mackintosh, effective January 31, 2011. Mrs. Mackintosh resigned from her position as Chief Financial Offer. See “Item 11: Executive Compensation - Potential Payments upon Termination or Change in Control” for a summary of the terms of the separation agreement.

Guaranty to Loan Agreement and Related Agreements

In connection with the Seventh Amendment, Mr. William T. Comfort, III, entered into a Limited Guaranty, dated as of August 31, 2011 (“Limited Guaranty”), to guarantee the Company’s repayment of indebtedness under the Seventh Amendment. Mr. Comfort’s liability under the Limited Guaranty is limited to $1,000,000 with respect to advances made under the Existing Line and $2,500,000 with respect to advances made under the Non-Formula Line.  Mr. Comfort also entered into a Pledge and Security Agreement with the Bank (“Pledge Agreement”), a Reimbursement and Security Agreement with the Borrowers (“Reimbursement and Security Agreement”), and a Subordination Agreement with the Bank and the Company (“Subordination Agreement”).  Under the Pledge Agreement, Mr. Comfort granted the Bank a security interest in cash collateral maintained at the bank, as security for the performance of Mr. Comfort’s obligations under the Limited Guaranty. The Company also agreed to reimburse Mr. Comfort for all amounts paid to the Bank and all costs, fees and expenses incurred by Mr. Comfort under the Limited Guaranty and Pledge Agreement.  As security for the Company’s reimbursement obligations, the Company granted Mr. Comfort a security interest in the same property which secures its obligations under the Loan Agreement.  Under the Subordination Agreement, the Company’s indebtedness and obligations to Mr. Comfort are subordinated to the Company’s indebtedness and obligations to the Bank.

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

The Board has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above and has affirmatively determined that the following non-employee directors are independent: Messrs. Blair, Comfort andDe Santis Cuadra.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees billed for professional audit services rendered to Lyris, Inc. by an independent accountant, Burr Pilger Mayer, Inc., during fiscal year 2011 and 2010:

	Fiscal Year Ended June 30,
	2011	2010
	(In thousands)
Audit fees (1)	$166	$225
Audit related fees (2)	11	15
Total	$177	$240

(1)	Represents fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	Represents fees for professional services rendered in connection with the audit of our 401(k) benefit plan annual financial statements.

The Audit Committee of the Board of Directors has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose.  Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings.  In situations where it is impractical to wait until the regularly scheduled quarterly meeting, the Audit Committee may delegate authority to approve the audit, audit-related, tax and other services to a member of the committee up to a certain pre-determined level as approved by the Audit Committee.  During fiscal years 2011 and 2010, respectively, our Audit-Related fees as described above were not pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)
The financial statements filed as part of this Annual Report at Item 8 are listed in the Financial Statements and Supplementary Data on page 47 of this Annual Report.  All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

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
2(b)
Agreement and Plan of Merger by and among Commodore Resources (Nevada), Inc., Halsey Acquisition Delaware, Inc, Uptilt Inc., David Sousa, in his capacity as Representative and the Company, dated October 3, 2005.
		8-K	10/14/05
2(c)	Agreement and Plan of Merger, dated as of August 16, 2006, by and among the Company, Commodore Resources (Nevada), Inc., Halsey Acquisition California, Inc., ClickTracks Analytics, Inc., the Shareholders listed therein and John Marshall (as representative)	8-K	8/22/06	2.1
2(d)	Share Purchase Agreement, dated August 18, 2006, by and among 1254412 Alberta ULC, an unlimited liability company formed under the laws of the Province of Alberta, the Company, Krista Lariviere, Chris Adams, 1706379 Ontario Inc., a corporation formed under the laws of the Province of Ontario and 1706380 Ontario Inc., a corporation formed under the laws of the Province of Ontario.	8-K	8/22/06	2.2
3(a)(i)	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)
3(a)(ii)	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3(a)(iii)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3(a)(iv)	Certificate of Ownership and Merger, merging Lyris, Inc. with and into J.L. Halsey Corporation .	8-K	10/31/07	3.1

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number
3(b)(i)	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007.	8-K	2/21/07	3.2
3(b)(ii)	Amendment to the First Amended and Restated Bylaws of the Company, effective February 14, 2007.	8-K	2/21/07	3.1
10(a)(i)†	J. L. Halsey Corporation 2005 Equity-Based Compensation Plan.	8-K	5/12/05	10.1
10(a)(ii) †	First Amendment to the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan.	10-K	9/26/07	4(a)(ii)
10(a)(iii) †	Second Amendment to the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan.	8-K	6/22/09	10.1
10(b)(i)†	Form of Nonstatutory Stock Option Agreement under the J. L. Halsey Corporation 2005 Equity-Based Compensation Plan.	8-K	5/12/05	10.2
10(b)(ii)†	Form of Notice of Restricted Stock Unit Award and Award Agreement (Restricted Stock Units) to the Lyris, Inc. 2005 Equity-Based Compensation Plan.	8-K	9/20/10	99.3
10(c)†	Employment Agreement effective May 12, 2005, between Lyris and Luis A. Rivera.	10-K	9/28/05	10(l)
10(d)†	Employment Agreement effective May 12, 2005, between Lyris and Robb Wilson.	10-K	9/26/07	10(j)
10(e) †	Executive Employment Agreement effective August 18, 2010, between Lyris and Wolfgang Maasberg.	8-K	9/20/10
10(f)†	Agreement effective August 18, 2010, between Lyris and Luis Rivera	8-K	9/20/10	99.2
10(g)(i)	Subscription Agreement effective April 12, 2010 by and between Lyris, Inc. and Meudon Investments.	8-K	4/13/2010	10.1
10(g)(ii)	Subscription Agreement effective April 12, 2010 by and between Lyris, Inc. and William Ty Comfort, III.	8-K	4/13/2010	10.2
10(h)†	Form of Indemnification Agreement.	8-K	3/30/09	10.1

10(i)	Stock Purchase Agreement effective as of July 23, 2010, by and between SiteWit Corp. and Lyris, Inc.
10(j)(i)	Amended and Restated Loan and Security Agreement effective as of March 6, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	3/11/08	10.1
10(j)(ii)	First Amendment to Amended and Restated Loan and Security Agreement effective as of July 30, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	8/4/08	10.1
10(j)(iii)	Waiver Letter from Comerica Bank, dated September 12, 2008, related to a violation of Section 6.7(b)(ii) of the Amended and Restated Loan and Security Agreement, dated as of March 6, 2008, by and among Comerica Bank, Lyris, Inc., Lyris Technologies, Inc and Commodore Resources (Nevada), Inc.	8-K	9/15/08	10.1

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number
10(j)(iv)	Second Amendment to Amended and Restated Loan and Security Agreement effective as of December 31, 2008, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	1/6/09	10.1
10(j)(v)	Third Amendment to Amended and Restated Loan and Security Agreement effective as of June 19, 2009, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	6/22/09	10.1
10(j)(vi)	Fourth Amendment to Amended and Restated Loan and Security Agreement effective as of October 23, 2009, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	10/27/09	10.1
10(j)(vii)	Fifth Amendment to Amended and Restated Loan and Security Agreement effective as of May 6, 2010, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	5/7/10	10.1
10(j)(viii)	Sixth Amendment to Amended and Restated Loan and Security Agreement effective as of September 15, 2010, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/16/10	10.1
10(j)(ix)	Offer letter between the Company and Keith D. Taylor, dated January 5, 2011	10-Q	5/11/11	10.1
10(j)(x)	Termination agreement between the Company and Heidi Mackintosh, dated February 4, 2011	10-Q	5/11/11	10.2
10(j)(xi)	Seventh Amendment to Amended and Restated Loan and Security Agreement effective as of August 31, 2011, by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.1
10(j)(xii)	Limited Guaranty by William T. Comfort, III, dated as of August 31, 2011	8-K	9/6/11	99.2
10(j)(xiii)	Pledge and Security Agreement entered into as of August 31, 2011by and among Comerica Bank and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.3
10(j)(xiv)	Reimbursement and Security Agreement entered into as of August 31, 2011, by and among William T. Comfort III and Lyris, Inc., Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.4

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number
10(j)(xv)	Subordination Agreement entered into as of August 31, 2011, by and among William T. Comfort III and Comerica Bank	8-K	9/6/11	99.5
10(k)†	Restricted Stock Award Agreement, dated October 11, 2005, by and between the Company and Nicolas DeSantis Cuadra.	8-K	10/14/05	10.1
14	Code of Business Conduct and Ethics, adopted by the Company on September 25, 2003.	10-K	9/29/03	14
21*	Subsidiaries of the Company.

23.1*	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Section 1350 Certification

*	Filed herewith
†	Indicates management contracts or compensatory plans, contracts or arrangements in which any director or named executive officer participates.

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

Dated: September 21, 2011
LYRIS, INC.

	By:	/s/Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William T. Comfort, III	Chairman of the Board and Director	September 21, 2011
(WILLIAM T. COMFORT, III)

/s/ Andrew Richard Blair	Director	September 21, 2011
(ANDREW RICHARD BLAIR)

/s/ Nicolas Desantis Cuadra	Director	September 21, 2011
(NICOLAS DESANTIS CUADRA)

/s/ Wolfgang Maasberg	Chief Executive Officer (Principal Executive Officer),	September 21, 2011
(WOLFGANG MAASBERG)	President, Interim Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer