Form 10-Q
period 2011-09-30
LYRIS, INC.
filed 2011-11-09
CIK 1166220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

[121,948,638] shares of $.01 Par Value Common Stock as of November 9, 2011

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended September 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30,	June 30,
	2011	2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$257	$244
Accounts receivable, less allowances of $1,066 and $936, respectively	5,141	6,328
Prepaid expenses and other current assets	699	851
Deferred income taxes	995	882
Total current assets	7,092	8,305
Property and equipment, net	4,505	3,139
Intangible assets, net	6,450	6,701
Goodwill	18,791	18,791
Other long-term assets	871	899
TOTAL ASSETS	$37,709	$37,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,378	$4,628
Revolving line of credit	4,490	3,285
Capital lease obligations - short-term	246	192
Income taxes payable	275	231
Deferred revenue	4,164	4,388
Total current liabilities	13,553	12,724
Other long-term liabilities	537	539
Capital lease obligations - long-term	232	165
TOTAL LIABILITIES	14,322	13,428
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares;
121,949 and 121,234 issued and outstanding shares at September 30, 2011 and June 30, 2011, respectively	1,219	1,214
Additional paid-in capital	265,173	265,075
Accumulated deficit	(242,920)	(241,813)
Treasury stock, at cost 170 shares held at September 30, 2011 and June 30, 2011	(56)	(56)
Accumulated Other Comprehensive Income	136	159
Total stockholders’ equity controlling interest	23,552	24,579
Total stockholders’ equity noncontrolling interest	(165)	(172)
Total stockholders' equity	23,387	24,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,709	$37,835

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2011 filed with the SEC.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Revenues:
Subscription revenue	$7,233	$7,648
Support and maintenance revenue	949	959
Professional services revenue	1,184	986
Software revenue	298	518
Total revenues	9,664	10,111
Cost of revenues:
Subscription, support and maintenance, professional services, and software	4,446	5,804
Amortization of developed technology	155	351
Total cost of revenues	4,601	6,155
Gross profit	5,063	3,956
Operating expenses:
Sales and marketing	3,109	3,799
General and administrative	2,337	2,572
Research and development	387	318
Amortization of customer relationships and trade names	222	500
Total operating expenses	6,055	7,189
Loss from operations	(992)	(3,233)
Interest expense	(57)	(8)
Interest income	4	5
Other (expense) income, net	(5)	19
Loss from operations before income tax provision	(1,050)	(3,217)
Income tax (benefit) provision	49	(4)
Net loss	(1,099)	(3,213)
Less: Net income attributable to noncontrolling interest	7	-
Net loss attributable to Lyris, Inc.	$(1,106)	$(3,213)

Basic and diluted:
Net loss per share	$(0.01)	$(0.03)

Weighted average shares used in calculating net loss per common share	121,318	121,386

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)
	Three Months Ended September 30
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(1,106)	$(3,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated affiliates	8	-
Stock-based compensation expense	176	297
Depreciation	240	277
Amortization of intangible assets	246	744
Amortization of developed technology	155	107
Provision for bad debt	250	235
Deferred income tax benefit	(113)	(28)
Changes in assets and liabilities:
Accounts receivable	952	1,140
Prepaid expenses and other current assets	156	(18)
Accounts payable and accrued expenses	(268)	114
Deferred revenue	(224)	(133)
Income taxes payable	59	-
Net cash provided by (used in) operating activities	531	(478)
Cash Flows from Investing Activities:
Purchases of property and equipment	(216)	(110)
Capitalized software expenditures	(1,345)	(207)
Payment for equity investments	-	(525)
Net cash used in investing activities	(1,561)	(842)
Cash Flows from Financing Activities:
Payments for stock issuance	(74)	-
Purchases of treasury stock	-	(56)
Proceeds from debt and credit arrangements	7,327	2,989
Payments of debt and credit arrangements	(6,121)	(1,629)
Payments under capital lease obligations	(57)	(34)
Noncontrolling Interest	7	-
Net cash provided by financing activities	1,082	1,270
Net effect of exchange rate changes on cash and cash equivalents	(39)	40
Net increase (decrease) in cash and cash equivalents	13	(10)
Cash and cash equivalents, beginning of period	244	492
Cash and cash equivalents, end of period	$257	$482

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Note 1 – Nature of Business and Basis of Presentation

Lyris, Inc. and its subsidiaries (collectively “Lyris” or the “Company”) is a leading Internet marketing technology company.  Its software-as-a-service, or SaaS-based online marketing solutions and services provide customers the ability to build, deliver and manage online, permission-based direct marketing programs and other communications to customers that use online and mobile channels to communicate to their respective customers and members.  The Company’s software products are offered to customers primarily on a subscription and license basis.

The Company was incorporated under the laws of the state of Delaware as J.L. Halsey Corporation and changed its name to Lyris, Inc. in October 2007.  The Company has principal offices in Emeryville, California and conducts its business worldwide, with wholly owned subsidiaries in Canada and the United Kingdom, and subsidiaries in Argentina and Australia. The Company’s foreign subsidiaries are generally engaged in providing sales, account management and support, with some product development provided through its Canadian subsidiary.

Fiscal Year

The Company’s fiscal year ends on June 30.  References to fiscal year 2012, for example, refer to the fiscal year ended June 30, 2012.

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

 These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, or fiscal year 2011, filed with the SEC on September 21, 2011.  Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management.  In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP.  There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.  These reclassifications had no impact on net loss or stockholders’ equity. Interim results of operations for the quarter and three months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending June 30, 2012, or fiscal year 2012, or for any future period.

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1:  Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  As of September 30, 2011, the Company used Level 1 assumptions for its cash and cash equivalents, which were $257 thousand and $244 thousand at September 30, 2011 and June 30, 2011, respectively.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  As of September 30, 2011, the Company did not have any Level 2 financial assets or liabilities.

Level 3:  Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.  As of September 30, 2011, the Company did not have any significant Level 3 financial assets or liabilities.

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

Subscription and Other Services Revenue

The Company generates services revenue from several sources, including hosted software services bundled with technical support (maintenance) services, and professional services.  The Company recognizes subscription revenue in two ways: (1) based on the subscription plan defined in the agreement with specified monthly volume, and (2) based on actual usages at rates specified in the agreement. Additionally, the Company invoices excess usage and recognizes it as revenue when incurred by its customers.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The Company adopted ASU No. 2009-13 in fiscal year 2011 on a prospective basis for multiple-element arrangements that include subscription services bundled with technical support and professional services.  The implementation resulted in an immaterial difference in revenue recognized and additional disclosures that are included below.

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting.  Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets.  Although the Company’s professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price.  Since the Company’s subscription services have standalone value as such services are often sold separately, but do not have VSOE, the Company uses ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three months ended, September 30, 2011 and fiscal year 2011, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales.  If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting.  The Company determined ESP of fair value for subscription services based on the following:

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

For transactions entered into or materially modified after July 1, 2010, the Company allocates consideration in multiple-element arrangements based on the relative selling prices.  Revenue is then recognized as appropriate for each separate element based on its fair value.  For the three months ended September 30, 2011 and fiscal year 2011, the impact on the Company’s revenue under the new accounting guidance as compared to the previous methodology  resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified for the three months ended September 30, 2011 and fiscal year 2011. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the three months ended September 30, 2011 and fiscal year 2011, and is not anticipated to become material for the remainder of fiscal year 2012.

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Note 2 – Recent Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. The Company will adopt this pronouncement in the third quarter of fiscal year 2012, and does not expect its adoption to have a material effect on its financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. The Company will adopt this pronouncement in the third quarter of fiscal year 2012, and it will have no effect on its financial position or results of operations but it will impact the way it presents comprehensive income.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment ("ASU 2011-08”), which simplify how entities test goodwill for impairment. It provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with an option to early adopt. The Company adopted this pronouncement in the first quarter of fiscal year 2012 and it did not have a material impact on the Company’s statement of position or results of operations.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Note 3 – Other Long-term Assets

	As of September 31, 2011	As of June 30, 2010
	(In thousands)
Other long-term assets	$871	$899

During the first quarter of fiscal year 2011, on July 23, 2010, the Company entered into a Strategic Partnership Agreement and a Stock Purchase Agreement  (together, the “SiteWit Agreements”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers.  The Company invested in SiteWit to secure the right to use SiteWit’s online marketing search engine technology, and to develop and market certain services related to SiteWit’s product.  Pursuant to the SiteWit Agreements, the Company had invested $750,000 in SiteWit and owned less than 50% of SiteWit’s outstanding stock.

During the first quarter of fiscal year 2012, the Company entered into a Termination Agreement (the “Termination Agreement”) with SiteWit. Pursuant to the Termination Agreement, the SiteWit Agreements were terminated effective as of August 17, 2011.

Due to a disagreement regarding the parties’ respective rights and obligations under the SiteWit Agreements, the parties mutually agreed to terminate the SiteWit Agreements and release one another from all rights and obligations thereunder. Pursuant to the Termination Agreement, the Company will make no further investments in SiteWit, the right of the Company to designate one of the members of SiteWit’s board of directors was terminated, and the Company returned to SiteWit approximately 75% of the SiteWit shares that were issued to the Company pursuant to the Sitewit Agreements. For a period of 18 months commencing on August 17, 2011, the Company’s remaining SiteWit shares are subject to a right of repurchase by SiteWit or SiteWit’s shareholders for the original aggregate purchase price, and under some circumstances the Company will have a one-time right to require SiteWit to repurchase all the remaining SiteWit shares that the Company holds. The Company plans on exercising this right when these circumstances occur.

During the first quarter of fiscal year 2012, the Company changed its accounting in SiteWit from the equity method to the cost method due to the decrease in ownership that resulted from the Termination Agreement. At September 30, 2011, the Company held SiteWit at its carrying value of $670 thousand. Periodically, the Company assesses whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the other than temporary impairment is included in earnings.

Other assets included here at September 30, 2011 were $201 thousand, of which $122 thousand were related to security deposits related to leases entered in by the Company, and $79 thousand were related to notes receivables acquired from the acquisition of a majority stake in Cogent Online PTY Ltd (“Cogent”) that occurred in the fourth quarter of fiscal year 2011. At June 30, 2011, $678 thousand was related to the SiteWit investment, $126 thousand were related to security deposits related to leased entered in by the Company, and $95 thousand were related to notes receivables acquired from the Cogent acquisition.

Note 4 – Goodwill, Long-lived Assets and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Company’s business combinations accounted for using the acquisition method of accounting.

There was no change in goodwill activity during the three months ended September 30, 2011. The following table outlines the Company’s goodwill, by acquisition:

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

	As of September 31, 2011	As of June 30, 2011
	(In thousands)
Lyris Technologies	$16,505	$16,505
EmailLabs	2,202	2,202
Cogent	84	84
Total	$18,791	$18,791

ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment” provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

The Company adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when it evaluated whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. The Company considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and its share price relative to its peers. Based on the Company’s assessment of relevant events and circumstances conducted on September 30, 2011, the Company has concluded that there was no impairment of goodwill for the three months ended for fiscal year 2012.

Note 5 – Credit Facility

On August 31, 2011, the Company entered into a Seventh Amendment (“Seventh Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (“Bank”). The Seventh Amendment revises the terms of the Loan Agreement.

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

The Seventh Amendment contains additional covenants for the Company, including that the Company will raise $2,000,000 in new equity prior to February 28, 2012 and will maintain the following minimum amounts of EBITDA (measured on a trailing three months basis):

Measurement Period Ending	Minimum Trailing Six Month EBITDA
7/31/2011	$(1,500,000)
8/30/2011	$(1,400,000)
9/30/2011	$(1,350,000)
10/31/2011	$(750,000)
11/30/2011	$(350,000)
12/31/2011	$50,000

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Repayment of the Revolving Lines is secured by a security interest in substantially all of the Company’s assets.  In addition, Mr. William T. Comfort, III, the Company’s Chairman of the Board, agreed to guarantee its repayment of indebtedness under the Seventh Amendment.  The Company also agreed to reimburse Mr. Comfort for all amounts paid to the Bank under the guaranty and all costs, fees and expenses incurred by Mr. Comfort under the guaranty.  As security for our reimbursement obligations, the Company granted Mr. Comfort a security interest in the same property which secures its obligations under the Loan Agreement.  The Company’s indebtedness and obligations to Mr. Comfort are subordinated to the Company’s indebtedness and obligations to the Bank.

As of June 30, 2011 and July 31, 2011, the Company was not in compliance with the terms of the Loan Agreement as the Company did not meet its liquidity covenant which requires the Company to have $1.0 million in liquidity. The Company’s liquidity is determined by its unrestricted cash at Bank and unused availability under its revolving line of credit.  As part of the Seventh Amendment, the Bank waived compliance with the Company’s liquidity covenant for the June and July 2011 measurement periods. The Company was in compliance with all of its covenants for the August 2011 and September 2011 measurement periods.

The Company’s outstanding borrowings totaled $4.5 million with $0.6 million in available credit remaining as of September 30, 2011, an increase in outstanding borrowings of $1.2 million since June 30, 2011. Borrowings under the line of credit are secured by the Company’s assets.

Note 6 - Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2011 and 2010 were (5.6%) and 0.0%, respectively.  The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to the Company’s actual income tax provisions for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	%	2010	%
Income tax expense at the statutory rate	(311)	35.0%	$(1,126)	35.0%
State income taxes, net of federal benefit	17	(1.9)%	(4)	0.1%
Utilization of NOL carryover	-	0.0%	-	0.0%
Amortization of intangible assets	70	(7.8)%	260	(8.1)%
Impact of Foreign Operations	100	(11.2)%	185	(5.8)%
Difference between AMT and statutory federal income tax rates	133	(15.0)%	483	(15.0)%
Other, net	41	(4.6)%	198	(6.2)%
Income tax provision (benefits)	$49	(5.6)%	$(4)	0.0%

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Note 7 - Comprehensive Loss

The following table shows the computation of total comprehensive loss:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Net loss	$(1,099)	$(3,213)
Foreign currency translation adjustments	(23)	49
Total comprehensive loss	$(1,122)	$(3,164)

Other comprehensive loss includes gains (losses) on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the consolidated balance sheets.

Note 8 - Net Loss per Share

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

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Net loss	$(1,099)	$(3,213)

Basic and dilutive:
Weighted average shares outstanding:	121,318	121,386

Basic and dilutive:
Net Loss per share	$(0.01)	$(0.03)

Potentially anti-dilutive stock options were excluded in the dilutive loss per common share calculation for the quarters ended September 30, 2011 and 2010.

Note 9 - Stock-Based Compensation

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010:

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Cost of revenues	$17	$32
General and administrative	147	233
Research and development	-	-
Sales and marketing	12	32
Total	$176	$297

For the three months ended September 30, 2011, total stock-based compensation expense related to stock options included $157 thousand and $19 thousand in expense related to restricted stock units.  For the three months ended September 30, 2010, total stock-based compensation expense of  $254 thousand related to stock options and $43 thousand in expense related to restricted stock units.  The Company determines the fair value of each option grant using a Black-Scholes model.  The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates.  The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in the Company’s peer group as well as the options’ contractual terms.  Expected volatilities are based on implied volatilities from traded options on the Company’s peer group’s common stock, the Company’s historical volatility and other factors.  The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant.  The dividend yield is zero based on the fact the Company has no intention of paying dividends in the near term.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended September 30, 2011.

As of September 30, 2011, unamortized stock-based compensation expense associated with common stock options was $1.0 million, which the Company expects to recognize over a weighted-average period of 3.2 years.

	Number of options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2011	12,710	$0.34
Granted	1,630	$0.33
Forfeited/expired	(5,117)	$0.32
Outstanding at September 30, 2011	9,223	$0.36	9.0
Vested and expected to vest at September 30, 2011	6,310	$0.36	8.9
Exercisable at September 30, 2011	1,058	$0.44	6.7

As of September 30, 2011, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure.  The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on September 30, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.

1.6 million options were granted under the share option plan for the three months ended September 30, 2011. The weighted-average fair values of the options granted under the share option plans were $0.33 per option for the three months ended September 30, 2010.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Restricted Stock Units

During the first quarter of fiscal year 2011, Wolfgang Maasberg was appointed President and Chief Executive Officer of the Company and a member of the Board.  The Company granted Mr. Maasberg 1,500,000 common stock options and 4,500,000 restricted stock units (“RSUs”) as stock-based compensation. Mr. Maasberg’s stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters.  During the first quarter of fiscal year 2012, 1,125,000 RSUs of Mr. Maasberg vested. In accordance with the terms of his award agreement, 410,000 shares of RSUs that vested were net-share settled such that the Company withheld that number of shares with a value equal to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted cash in the amount equal to such withholding taxes to the appropriate taxing authorities. In accordance with the terms of his award agreement, 410,000 shares of RSUs that vested were net-share settled such that the Company withheld that number of shares with a value equal to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted cash in the amount equal to such withholding taxes to the appropriate taxing authorities.

Fair value of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $0.33 market price. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period of the award, which is typically the RSUs vesting term of four years. Total expense for RSUs for the three months ended September 30, 2011 was $93 thousand.

As of September 30, 2011, unamortized stock-based compensation expense associated with RSUs was $1.1 million.  The Company expects to recognize this cost associated with RSUs over a weighted-average period of 2.9 years.

Reserved Shares of Common Stock

As of September 30, 2011, the Company had reserved 7,977,000 shares of common stock under its 2005 Equity-Based Compensation Plan for the awarding of future stock options and settlement of outstanding restricted stock units.

Note 10 – Segment Information

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

Note 11 - Commitments and Contingencies

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2012	1,032	764	53	1,849	505	2,354
Fiscal Year 2013	986	151	14	1,151	606	1,757
Fiscal Year 2014	768	18	1	787	497	1,284
Fiscal Year 2015	658	-	-	658	111	769
Thereafter	506	-	-	506	-	506
Total	$3,949	$933	$68	$4,951	$1,719	$6,670
Less amounts representing interest					(151)
Present value minimum lease payments					$1,568
Less short-term portion					(246)
Long-term portion					$1,322

The Company entered into capital leases of $0.2 million in the first quarter of fiscal year 2012 in connection with acquiring computer equipment for its data center operations. Additionally, subsequent capital leases of $1.2 million entered into in the second quarter of fiscal year 2012 has been included in the table above.

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

As of September 30, 2011, there have been no material developments in the Company’s litigation matters since it filed its 2011 Annual Report on Form 10-K for fiscal year ended June 30, 2011.

Note 12 – Subsequent Events

On November 4, 2011, the Company announced that Deborah Eudaley was appointed as the Company’s Chief Financial Officer, effective as of November 4, 2011.  Wolfgang Maasberg resigned from his position as the Interim Chief Financial Officer of the Company, effective as of that date. Mr. Maasberg remains the Company’s Chief Executive Officer and President.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended June 30, 2011, or fiscal year 2011, included in our Annual Report on Form 10-K for fiscal year 2011, filed with the SEC on September 21, 2011 .

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position and the impact of the current economic environment on our business.  In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Subscription and Other Services Revenue

We generate services revenue from several sources, including hosted software services bundled with technical support (maintenance) services and professional services.  We recognize subscription revenue in two ways: (1) based on the subscription plan defined in the agreement with specified monthly volume, and (2) based on actual usages at rates specified in the agreement. Additionally, we invoice excess usage and recognize it as revenue when incurred by our customers.

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

We adopted ASU No. 2009-13 for the prior fiscal year ending June 30, 2011 on a prospective basis for multiple-element arrangements that include subscription services bundled with technical support and professional services.  The implementation resulted in an immaterial difference in revenue recognized and additional disclosures that are included below.

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting.  Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets.  Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price.  Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three months ended, September 30, 2011, TPE was concluded  to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales.  If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting.  We determined ESP of fair value for subscription services based on the following:

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

For transactions entered into or materially modified after July 1, 2010, we allocate consideration in multiple-element arrangements based on the relative selling prices.  Revenue is then recognized as appropriate for each separate element based on its fair value.  For the three months ended September 30, 2011, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified within the first three months of fiscal year 2012. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the three months ended September 30, 2011 and fiscal year 2011, and is not anticipated to become material for the remainder of fiscal year 2012.

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Financial Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Subscription revenue	75%	76%
Support and maintenance revenue	10%	9%
Professional services revenue	12%	10%
Software revenue	3%	5%
Total revenue	100%	100%
Cost of revenue	48%	61%
Gross profit	52%	39%
Operating expenses:
Sales and marketing	32%	38%
General and administrative	24%	25%
Research and development	4%	3%
Amortization of customer relationships and trade names	2%	5%
Total operating expenses	62%	71%
Loss from operations	-10%	-32%
Interest expense	-1%	0%
Interest income	0%	0%
Other (expense) income	0%	0%
Loss from operations before income tax provision	-11%	-32%

Income tax (benefit) provision	1%	0%
Net loss	-12%	-32%
Less: Net loss attributable to noncontrolling interest	0%	0%
Net loss attributable to Lyris, Inc.	-12%	-32%

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Revenue
	Three Months Ended September 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$7,233	$7,648	$(415)	(5)%
Support and maintenance revenue	949	959	(10)	(1)%
Professional services revenue	1,184	986	198	20%
Software revenue	298	518	(220)	(42)%
Total revenue	$9,664	$10,111	$(447)	(4)%

Subscription Revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application and from customers purchasing additional offerings that are not included in the standard hosting agreement.  Subscription revenue was $7.2 million or 75% of our total revenue for the three months ended September 30, 2011, compared to $7.6 million or 76% of our total revenue for the quarter ended September 30, 2010, a decrease of $0.4 million or 5%.

Subscription revenue decreased for the three months ended September 30, 2011 compared to the same period in fiscal year 2011, primarily because we continued to experience pricing pressures from our customers on our subscription renewals due in part to the difficult economic environment.

Support and Maintenance Revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $0.9 million or 10% and 9% of our total revenue for the three months ended September 30, 2011 and September 30, 2010, respectively.

Professional Services Revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $1.2 million or 12% of our total revenue for the three months ended September 30, 2011, compared to $1.0 million or 10% of our total revenue for the three months ended September 30, 2010, an increase of $0.2 million or 20%.

Professional services revenue increased for the three months ended September 30, 2011 compared to the same period in fiscal year 2011 primarily due to overall growth in this service area.

Software Revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers.  Software revenue was $0.3 million or 3% of our total revenue for the three months ended September 30, 2011, compared to $0.5 million or 5% of our total revenue for the three months ended September 30, 2011, a decrease of $0.2 million or 42%.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Software revenue decreased for the three months ended September 30, 2011 compared to the same period in fiscal year 2011 primarily because we are focusing on sales of our SaaS-based solutions and services.

Cost of Revenue

Cost of revenue includes expenses primarily related to engineering employee salaries and related costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and allocated overhead costs.

	Three Months Ended September 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$4,601	$6,155	$(1,554)	(25)%

Cost of revenue for the three months ended September 30, 2011 and 2010 was $4.6 million and $6.2 million, respectively, a decrease of $1.6 million or 25%. As a percentage of net revenue, cost of revenue decreased to 48% for the three months ended September 30, 2011 from 61% for the three months ended September 30, 2010. The decrease in cost of revenue for the three months ended September 30, 2011 compared to the same period in fiscal year 2011 was attributable to an increase in capitalized software development costs of $1.2 million which reduce cost of revenue, as we transitioned employees focus from product support and maintenance to product development, $0.2 million decrease in expenses related to a reduction in the engineering workforce compared to last year and a $0.2 million decrease in amortization of developed technologies as they became fully amortized during the period.

Gross Profit

	Three Months Ended September 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$5,063	$3,956	$1,107	28%

Gross profit for the three months ended September 30, 2011 and 2010 was $5.1 million and $4.0 million, respectively, an increase of $1.1 million or 28%. As a percentage of net revenue, gross profit increased to 52% for the three months ended September 30, 2011 from 39% for the three months ended September 30, 2010. The increase in gross profit for the three months ended September 30, 2011 compared to the same period in fiscal year 2011was attributable to an increase in capitalized software development costs of $1.2 million which reduce cost of revenue, $0.2 million decrease in expenses related to a reduction in the engineering workforce compared to last year, $0.2 million decrease in amortization of developed technologies as they became fully amortized during the period, $0.2 million increase in professional service revenue, offset in part by $0.4 million decrease in subscription revenue, $0.2 million decrease in software revenue and $0.1 million decrease in support and maintenance revenue.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Operating Expenses

	Three Months Ended September 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	$3,109	$3,799	$(690)	(18)%
General and administrative	2,337	2,572	(235)	(9)%
Research and development	387	318	69	22%
Amortization of customer relationships and trade names	222	500	(278)	(56)%
Total operating expenses	$6,055	$7,189	$(1,134)	(16)%

Sales and marketing

Sales and marketing expense consists of payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars and other marketing programs.

Sales and marketing expense for the three months ended September 30, 2011 and 2010 was $3.1 million and $3.8 million, respectively, a decrease of $0.7 million or 18%. As a percentage of net revenue, sales and marketing expense decreased to 32% for the three months ended September 30, 2011 from 38% for the three months ended September 30, 2010.

The decrease in sales and marketing expense for the three months ended September 30, 2011 compared to the same period in fiscal year 2011 was primarily attributable to $0.6 million decrease in advertising and related spending and $0.1 million decrease in payroll and related taxes and benefits due to the decrease in headcount for the department.

General and administrative

General and administrative expense consists primarily of compensation and benefits for administrative personnel, professional services such as consultants, legal fees, and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense for the three months ended September 30, 2011 and 2010 was $2.3 million and $2.6 million, respectively, a decrease of $0.3 million or 9%. As a percentage of net revenue, general and administrative expense decreased to 24% for the three months ended September 30, 2011 from 25% for the three months ended September 30, 2010.

The decrease in general and administrative expense for the three months ended September 30, 2011 compared to the same period in fiscal year 2011 was attributable to $0.4 million decrease in payroll and related taxes and benefits due to the decrease in headcount for the department and offset in part by $0.1 million increase in various operational expenses such as legal and accounting fees, outsourced services, travel and entertainment.

Research and development

Research and development expense consists of payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Research and development expense for the three months ended September 30, 2011 and 2010 was $0.4 million and $0.3 million, respectively, an increase of $0.1 million or 22%. As a percentage of net revenue, research and development expense increased to 4% for the three months ended September 30, 2011 from 3% for the three months ended September 30, 2010.

The increase in research and development expense for the three months ended September 30, 2011 compared to the same period in fiscal year 2011 was primarily attributable to a shift in focus of engineering resources from the production environment to product development.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense for the three months ended September 30, 2011 and 2010 was $0.2 million and $0.5 million, respectively, a decrease of $0.3 million or 56%. As a percentage of net revenue, amortization of customer relationships and trade names expense decreased to 2% for the three months ended September 30, 2011 from 5% for the three months ended September 30, 2010.

The decrease in amortization of customer relationships and trade names expense for the three months ended September 30, 2011 compared to the same period in fiscal year 2010 was primarily due to one customer relationship recording full amortization in October 2010.

Interest expense

	Three Months Ended September 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Interest expense	$(57)	$(8)	$(49)	613%

Interest expense relates to our revolving line of credit with Comerica Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense for the three months ended September 30, 2011 and 2010 was $57 thousand and $8 thousand, respectively, an increase of $49 thousand or 613%. The increase in interest expense for the three months ended September 30, 2011 compared to the same period in fiscal year 2011 was primarily attributable to a higher average balance in our revolving line of credit of $3.8 million at September 30, 2011 compared to an average balance of $0.7 million at September 30, 2010.

Provision for income taxes

Our effective tax rates for the three months ended September 30, 2011 and 2010 were (5.6%) and 0%, respectively.  For additional information about income taxes, refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Goodwill, Long-lived Assets and Other Intangible Assets

We classify our intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment” provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on September 30, 2011, we concluded that there was no impairment of goodwill for the three months ended for fiscal year 2012.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of September 30, 2011 was from the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit.  For additional operational funds requirements, we have available revolving lines of credit with Comerica Bank which mature on April 30, 2012, (refer to Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail information).  As of September 30, 2011, our availability under this credit facility was approximately $0.6 million.  As of September 30, 2011, our cash and cash equivalents totaled $257 thousand compared to $482 thousand at September 30, 2010. As of September 30, 2011, our accounts receivable, less allowances, totaled $5.1 million compared to $6.3 million at June 30, 2011.

			Change
	September 30, 2011	June 30, 2011	Dollars	Percent
	(In thousands, except percentages)
Accounts Receivable	$6,207	$7,264	$(1,057)	(15)%
Allowance for Doubtful Accounts	(1,066)	(936)	(130)	14%
Total - Accounts receivable	$5,141	$6,328	$(1,187)	(19)%

Accounts receivables decreased $1.1 million or 15% for the three months ended September 30, 2011 due to higher collections relative to amounts invoiced as a result of improved collection processes and procedures. Allowance for Doubtful Accounts (“Allowance”) increased $0.1 million or 14% for the three months ended September 30, 2011 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense.  After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements, and (iii) capital expenditures, including periodic acquisitions.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

At June 30, 2011, our existing cash and cash equivalents, and cash flow from operations, and the availability from our revolving credit facility, did not provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months.  However, on August 31, 2011, we entered into an amendment to our revolving credit facility which improves our liquidity position. Previously, our $5.0 million commitment from Comerica Bank was based on eligible receivables, which limited our borrowings to between $3.5 million to $4.3 million during the fiscal year. Our amended credit facility provides for only $2.5 million to be limited by eligible receivables while a second $2.5 million credit line is not limited by eligible receivables, which increases our available borrowings. This increased availability under our revolving credit facility coupled with our cash flow from operations, will provide us sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for fiscal year 2012. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and continue building our cash reserves.

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

While the first quarter of fiscal year 2012 had its challenges, we still expect we will maintain long-term growth in our hosted revenue offerings, particularly with Lyris HQ, and increase efficiency and aggressive management within our operating expenses to generate available cash to satisfy our capital needs and debt obligations.  To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.  Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing. For example, we entered into the Seventh Amendment with Comerica Bank that contains a covenant where we have to raise at least $2,000,000 in new equity prior to February 28, 2012.

In summary, our cash flows were as follows for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 31,
	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$531	$(478)
Net cash used in investing activities	(1,561)	(842)
Net cash provided by financing activities	1,082	1,270
Effect of exchange rate changes on cash	(39)	40
Increase (decrease) in cash and cash equivalents	$13	$(10)

Cash Flows for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Operating Activities

Net cash flows provided by operating activities was $0.5 million for the three months ended September 30, 2011 as compared to net cash flows used in operating activities of $0.5 million for the three months ended September 30, 2010. The improvement in cash flow for the three-month period was primarily due to the one-time charges associated with a corporate reorganization that occurred in the first quarter of fiscal year 2011.  Net cash flow provided by operating activities for the three months ended September 30, 2011 consisted of contributions from working capital of $0.7 million and non-cash charges of $0.9 million, partially offset by net loss of $1.1 million. The contribution from working capital accounts was primarily due to an increase in accounts receivable of $1.0 million, $0.2 million in prepaid expenses and other assets offset by $0.3 million in accounts payable and accrued expenses and $0.2 million in deferred revenue. The non-cash charges consisted of depreciation and amortization of $0.6 million, provision for bad debt of $0.2 million, stock-based compensation of $0.2 million and offset by $0.1 million in deferred income tax benefits. Net cash flow used in operating activities for the three months ended September 30, 2010 consisted of net loss of $3.2 million partially offset by non-cash charges of $1.6 million and contributions from working capital of $1.1 million. The non-cash charges primarily consisted of depreciation and amortization of $1.1 million, stock-based compensation of $0.3 million, and provision for bad debt of $0.2 million. The contribution from working capital accounts was primarily due to an increase in accounts receivable of $1.1 million, $0.1million in accounts payable and accrued expenses and partially offset by $0.1 million in deferred revenue.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Investing Activities

Net cash flows used in investing activities was $1.6 million for the three months ended September 30, 2011 as compared to net cash flows used in investing activities of $0.8 million for the three months ended September 30, 2010. The deterioration in cash flow for the three month period was primarily due to our investment in our capitalized software expenditures as we are preparing for future product launches. Net cash flow used in investing activities for the three months ended September 30, 2011 consisted of $1.4 million in capitalized software expenditures and $0.2 million used in purchasing property and equipment consisting of computer equipment for its data center operations. Net cash flow used in investing activities for the three months ended September 30, 2010 consisted of $0.5 million in our investment in SiteWit Corp., $0.2 million in capitalized software expenditures and $0.1 million used in purchasing property and equipment consisting of computer equipment for its data center operations and computer equipment for our employees.

Financing Activities

Net cash flows provided by financing activities was $1.0 million for the three months ended September 30, 2011 as compared to net cash flows provided by financing activities of $1.3 million for the three months ended September 30, 2010. The deterioration in cash flow for the three month period was primarily due to net proceeds over payments from our revolving lines of credit with Comerica Bank. Net cash flow provided by financing activities for the three months ended September 30, 2011 consisted of $1.2 million in net proceeds over payment from our revolving lines of credit with Comerica Bank, offset by $0.1 million in payments under our capital lease obligations and $0.1 million in payments from stock issuance to our CEO, Mr. Wolfgang Maasberg for restricted stock units that he received. Net cash flow used in financing activities for the three months ended September 30, 2010 consisted of $1.4 million in net proceeds over payments from our revolving line of credit with Comerica Bank and offset in part by $0.1 million in purchases of treasury stock from our former CEO, Mr. Luis Rivera in accordance with the terms of his termination agreement.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have $140 thousand in irrevocable letters of credit (“LOC”) issued by Comerica Bank, consisting of a $100 thousand LOC in favor of the Hartford Insurance Company (“Hartford”), and a $40 thousand LOC in favor of Legacy Partners I SJ North Second, LLC (“Legacy”)

The Hartford LOC is held by Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. Under the terms of the Hartford LOC, any amount drawn down by Hartford on this LOC would be added to our existing debt as part of our revolving line of credit with Comerica Bank. The Hartford LOC was originally entered into on September 5, 2007 with an expiration date of September 1, 2008 and will automatically renew annually unless we are notified by Comerica Bank thirty (30) days prior to the annual expiration date of the Hartford LOC that they have chosen not to extend the Hartford LOC for the next year. The current expiration of the Hartford LOC is September 1, 2012. As of the date of this report, there have been no draw downs on this LOC by Hartford.

The Legacy LOC is held by Legacy in connection with our lease dated January 31, 2008 for our offices in San Jose, California.  As of the date of this report, there have been no draw downs on this LOC.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance activities.

Revolving Line of Credit

For summary description of our revolving credit facility with Comerica Bank, please refer to Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2012, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

The information set forth under the caption “Legal claims” in Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As of September 30, 2011, there have been no material developments in our litigation matters since it filed its 2011 Annual Report on Form 10-K for fiscal year ended June 30, 2011.

ITEM 1A.      RISK FACTORS

Careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  This Quarterly Report on Form 10-Q is qualified in its entirety by these risks.  This Form 10-Q also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in the Form 10-K and elsewhere in this Form 10-Q.  The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and a stockholder may lose part or all of its investment.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.       OTHER INFORMATION

Not applicable.

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

ITEM 6.         EXHIBITS

Incorporated by Reference
Exhibit			Date of First	Exhibit
No.	Description	Form	Filing	Number

3.1(a)	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)
3.1(b)	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)
3.1(c)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)
3.2	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007.	8-K	2/21/07	3.2
10.1	Seventh Amendment to Amended and Restated Loan and Security Agreement by and among Comerica Bank, Lyris, Inc., Lyris Technologies, Inc and Commodore Resources (Nevada), Inc., dated as of August 31, 2011.	8-K	9/06/11	99.1
10.2	Limited Guaranty by William T. Comfort, III, dated as of August 31, 2011.	8-K	9/06/11	99.2
10.3	Pledge and Security Agreement by and between Comerica Bank and William T. Comfort, III, dated as of August 31, 2011.	8-K	9/06/11	99.3
10.4	Reimbursement and Security Agreement by and among William T. Comfort, III, Lyris, Inc., Lyris Technologies, Inc and Commodore Resources (Nevada), Inc., dated as of August 31, 2011.	8-K	9/06/11	99.4
10.5	Subordination Agreement by and between Comerica Bank and William T. Comfort, III dated as of August 31, 2011.	8-K	9/06/11	99.5
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*Filed herewith

LYRIS INC. AND SUBSIDIARIES
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2011
LYRIS, INC.

	By:	/s/ Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer and President

	By:	/s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer