Form 10-Q
period 2011-12-31
LYRIS, INC.
filed 2012-02-09
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

141,174,991 shares of $.01 Par Value Common Stock as of February 9, 2012

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended December 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	December 31,	June 30,
	2011	2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,575	$244
Accounts receivable, less allowances of $1,130 and $936, respectively	5,896	6,328
Prepaid expenses and other current assets	546	851
Deferred income taxes	994	882
Total current assets	9,011	8,305
Property and equipment, net	5,467	3,139
Intangible assets, net	5,413	6,701
Goodwill	9,791	18,791
Other long-term assets	865	899
TOTAL ASSETS	$30,547	$37,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,747	$4,628
Revolving line of credit	4,641	3,285
Capital lease obligations - short-term	591	192
Income taxes payable	409	231
Deferred revenue	3,639	4,388
Total current liabilities	14,027	12,724
Other long-term liabilities	545	539
Capital lease obligations - long-term	862	165
TOTAL LIABILITIES	15,434	13,428
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares; 141,175 and 121,234 issued and outstanding shares at December 31, 2011 and June 30, 2011, respectively	1,414	1,214
Additional paid-in capital	267,065	265,075
Accumulated deficit	(253,299)	(241,813)
Treasury stock, at cost 170 shares held at December 31, 2011 and June 30, 2011	(56)	(56)
Accumulated Other Comprehensive Income	126	159
Total stockholders’ equity controlling interest	15,250	24,579
Total stockholders’ equity noncontrolling interest	(137)	(172)
Total stockholders' equity	15,113	24,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,547	$37,835

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2011 filed with the SEC.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues:
Subscription revenue	$7,572	$7,931	$14,805	$15,579
Support and maintenance revenue	934	944	1,883	1,902
Professional services revenue	1,378	882	2,561	1,869
Software revenue	682	577	981	1,096
Total revenues	10,566	10,334	20,230	20,446
Cost of revenues:
Subscription, support and maintenance, professional services, and software	5,201	4,397	9,647	10,201
Amortization of developed technology	212	169	367	520
Total cost of revenues	5,413	4,566	10,014	10,721
Gross profit	5,153	5,768	10,216	9,725
Operating expenses:
Sales and marketing	2,187	3,576	5,296	7,375
General and administrative	2,359	1,733	4,695	4,305
Research and development	287	405	674	723
Amortization of customer relationships and trade names	1,013	355	1,235	855
Impairment of goodwill	9,000	-	9,000	-
Impairment of capitalized software	385	-	385	-
Total operating expenses	15,231	6,069	21,285	13,258
Loss from operations	(10,078)	(301)	(11,069)	(3,533)
Interest expense	(131)	(25)	(188)	(33)
Interest income	5	4	9	9
Other (expense) income, net	(11)	(32)	(16)	(13)
Loss from operations before income tax provision	(10,215)	(354)	(11,264)	(3,570)
Income tax provision	137	3	186	-
Net loss	(10,352)	(357)	(11,450)	(3,570)
Less: Net income attributable to noncontrolling interest	28	-	36	-
Net loss attributable to Lyris, Inc.	$(10,380)	$(357)	$(11,486)	$(3,570)

Basic and diluted:
Net loss per share	$(0.08)	$(0.00)	$(0.09)	$(0.03)

Weighted average shares used in calculating net loss per common share	130,523	121,234	126,049	121,343

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended December 31,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(11,486)	$(3,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	276	476
Depreciation	559	545
Amortization of intangible assets	1,283	1,161
Goodwill impairments	9,000	-
Amortization of developed technology	319	214
Impairment of capitalized software	385
Provision for bad debt	552	575
Deferred income tax benefit	(112)	(41)
Changes in assets and liabilities:
Accounts receivable	(106)	699
Prepaid expenses and other current assets	315	153
Accounts payable and accrued expenses	95	(621)
Deferred revenue	(749)	(174)
Income taxes payable	209	29
Net cash provided by (used in) operating activities	540	(554)
Cash Flows from Investing Activities:
Purchases of property and equipment	(32)	(332)
Capitalized software expenditures	(1,969)	(449)
Payment (proceeds) for equity investments	8	(737)
Net cash used in investing activities	(1,993)	(1,518)
Cash Flows from Financing Activities:
Proceeds from stock issuance	1,913	-
Purchases of treasury stock	-	(56)
Proceeds from debt and credit arrangements	12,969	8,878
Payments of debt and credit arrangements	(11,613)	(6,824)
Payments under capital lease obligations	(573)	(19)
Noncontrolling Interest	36	-
Net cash provided by financing activities	2,732	1,979

Net effect of exchange rate changes on cash and cash equivalents	52	11
Net increase (decrease) in cash and cash equivalents	1,331	(82)
Cash and cash equivalents, beginning of period	244	492
Cash and cash equivalents, end of period	$1,575	$410

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

The Company was incorporated under the laws of the state of Delaware as J.L. Halsey Corporation and changed its name to Lyris, Inc. in October 2007. The Company has principal offices in Emeryville, California and conducts its business worldwide, with wholly owned subsidiaries in Canada and the United Kingdom, and subsidiaries in Argentina and Australia. During the second quarter of fiscal year 2011, the Company commenced its operation in Latin America and during the fourth quarter of fiscal year 2011, the Company commenced its operations in Asia Pacific. The Company’s foreign subsidiaries are generally engaged in providing sales, account management and support.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, or fiscal year 2011, filed with the SEC on September 21, 2011.  Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP.  There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity. Interim results of operations for the quarter and six months ended December 31, 2011 are not necessarily indicative of results to be expected for the year ending June 30, 2012, or fiscal year 2012, or for any future period.

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of December 31, 2011, the Company used Level 1 assumptions for its cash and cash equivalents, which were $1.6 million and $244 thousand at December 31, 2011 and June 30, 2011, respectively. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2011, the Company did not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2011, the Company did not have any significant Level 3 financial assets or liabilities.

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although the Company’s professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since the Company’s subscription services have standalone value as such services are often sold separately, but do not have VSOE, the Company uses ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three and six month ended December 31, 2011, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. The Company determined ESP of fair value for subscription services based on the following:

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

For transactions entered into or materially modified after July 1, 2010, the Company allocates consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For the three and six months ended December 31, 2011, the impact on the Company’s revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified since its adoption in fiscal year 2011. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the three and six months ended December 31, 2011, and is not anticipated to become material for the remainder of fiscal year 2012.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Note 2 – Recent Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. The Company will adopt this pronouncement in fiscal year 2013, and does not expect its adoption to have a material effect on its financial position or results of operations.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company has deferred implementing amendments to its presentation of its items of accumulated other comprehensive income in accordance with the recent Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which superseded certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment ("ASU 2011-08”), which simplify how entities test goodwill for impairment. It provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with an option to early adopt. The Company early adopted this pronouncement in the first quarter of fiscal year 2012 and it did not have a material impact on the Company’s statement of position or results of operations. In the second quarter of fiscal year 2012, however, the Company had re-assessed certain qualitative factors and performed accordingly the current two-step process for goodwill impairment. As a result of this process, the Company determined a goodwill impairment of $9.0 million as of December 31, 2011.

Note 3 – Other Long-term Assets

	As of December 31, 2011	As of June 30, 2011
	(In thousands)
SiteWit Investment	$670	$678
Security Deposits	$115	$126
Notes Receivable	$80	$95
Total Other long-term assets	$865	$899

On July 23, 2010, the Company entered into a Strategic Partnership Agreement and a Stock Purchase Agreement (together, the “SiteWit Agreements”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. The Company invested in SiteWit to secure the right to use SiteWit’s online marketing search engine technology, and to develop and market certain services related to SiteWit’s product. Pursuant to the SiteWit Agreements, the Company had invested $750 thousand in SiteWit and owned less than 50% of SiteWit’s outstanding stock.

Due to a disagreement regarding the parties’ respective rights and obligations under the SiteWit Agreements, the parties mutually agreed to terminate the SiteWit Agreements and release one another from all rights and obligations thereunder. Effective August 17, 2011, the Company entered into a Termination Agreement (the “Termination Agreement”) with SiteWit. Pursuant to the Termination Agreement, the Company will make no further investments in SiteWit, the right of the Company to designate one of the members of SiteWit’s board of directors was terminated, and the Company returned to SiteWit approximately 75% of the SiteWit shares that were issued to the Company pursuant to the SiteWit Agreements. For a period of 18 months commencing on August 17, 2011, the Company’s remaining SiteWit shares are subject to a right of repurchase by SiteWit or SiteWit’s shareholders for the original aggregate purchase price, and under some circumstances the Company will have a one-time right to require SiteWit to repurchase all the remaining SiteWit shares that the Company holds. The Company plans on exercising this right when these circumstances occur.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

During the first quarter of fiscal year 2012, the Company changed its accounting method for its investment in SiteWit from the equity method to the cost method due to the decrease in ownership and loss of significant influence that resulted from the Termination Agreement. At December 31, 2011, the Company held SiteWit at its carrying value of $670 thousand. Periodically, the Company assesses whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the other than temporary impairment is included in earnings. During the second quarter of fiscal year 2012, no significant changes that would have a material adverse effect on the Company’s investment arose and, thus, no other-than-temporary impairment was recorded for the three and six months ended December 31, 2011.

Other assets at December 31, 2011 included $670 thousand related to the SiteWit investment, $115 thousand related to security deposits related to leases entered in by the Company, and $80 thousand related to notes receivables acquired from the acquisition of a majority stake in Cogent Online PTY Ltd (“Cogent”) that occurred in the fourth quarter of fiscal year 2011. At June 30, 2011, $678 thousand was related to the SiteWit investment, $126 thousand were related to security deposits related to leased entered in by the Company, and $95 thousand was related to notes receivables acquired from the Cogent acquisition.

Note 4 – Goodwill, Long-lived Assets and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Company’s business combinations accounted for using the acquisition method of accounting.

The following table outlines the Company’s goodwill, by acquisition:

	As of December 31, 2011	As of June 30, 2011
	(In thousands)
Lyris Technologies	$9,707	$16,505
EmailLabs	-	2,202
Cogent	84	84
Total	$9,791	$18,791

ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment” provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required. Otherwise, no further testing is required. The Company operates as one reporting unit, and conducts a test for the impairment of goodwill on at least an annual basis. The Company adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise.

The Company adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and its share price relative to peers. During the first quarter of fiscal year 2012, an overall market decline affected all companies across all industries, thus the decline in the Company’s stock price from $0.28 to $0.12 was considered temporary due to expectations for recovery in the market. However, in the second quarter of fiscal year 2012, the Company’s assessment of relevant events and circumstances conducted on December 31, 2011, considered the stock price having remained flat at $0.11 as of December 31, 2011 in spite of an additional purchase of 19 million shares, having no positive market effect on stock price, the Company determined that it was more-likely-than-not that the fair value was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed during the quarter ended December 31, 2011.

As part of performing the goodwill impairment test, the Company first assessed the value of long-lived assets, including tangible and intangible assets. Due to the lack of use and discontinuance of the Uptilt and Sparklist trade names, the Company recognized a full write-off of these assets of $758.4 thousand and $44.4 thousand, net of amortization, respectively, at December 31, 2011.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

In the first step of the impairment test, the Company compared the estimated fair value of the Company to its carrying value utilizing both an income approach and a market approach considering guideline company market multiples. Since the carrying value exceeded fair value, this was an indicator of impairment, and proceeded to step two. Step two involved assigning the estimated fair value from step one to the Company’s identifiable assets, with any residual fair value assigned to goodwill. Based on the results of step two, the Company recorded a $9.0 million impairment loss in the three months ended December 31, 2011; $6.8 million was for Lyris Technologies and $2.2 million for EmailLabs, respectively.

The valuation approaches related to step one and step two considered a number of factors that included, but were not limited to, expected future cash flows, growth rates, discount rates, comparable multiples from publicly traded companies in the industry, technology lifecycles and growth rates, customer attrition, and required certain assumptions and estimates regarding industry, economic factors, and future profitability of business. The assumptions were based on reasonable market participant considerations and historical experience, which were inherently uncertain.

Note 5 – Credit Facility

On November 28, 2011, the Company entered into an Eighth Amendment (“Eighth Amendment”) to the Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (“Bank”). The Eighth Amendment revises the terms of the Loan Agreement.

The Eighth Amendment revises the financial covenant requiring the Company to maintain earnings before interest, taxes, depreciation and amortization (“EBIDTA”) not less than specified amounts by lowering the EBIDTA minimum requirements, which are measured on a trailing three month basis, as follows for the applicable periods:

Measurement Period	Minimum Trailing
Ending	Three Month EBITDA
(In thousands)
10/31/2011	$(250)
11/30/2011	$300
12/31/2011	$(350)

1/31/2012 and thereafter	$200

The Company maintains a revolving line of credit of $2,500,000 (“Existing Line”). The amount available under the Existing Line is limited by a borrowing base, which is 80% of the amount of the aggregate of our accounts receivable, less certain exclusions. The Company maintains a second revolving line of credit of $2,500,000 (“Non-Formula Line,” and together with the Existing Line, the “Revolving Lines”). The Revolving Lines mature on April 30, 2012. In anticipation of this event the Company is negotiating the renewal of the agreement with Comerica Bank, although there is a possibility of non-renewal.

Advances under the Revolving Lines will accrue interest at a variable rate calculated as the Bank’s prime rate plus a margin of 2.5% for the Existing Line and the Bank’s prime rate plus a margin of 0.5% for the Non-Formula Line. Interest is payable monthly, and principal is payable upon maturity.

Repayment of the Revolving Lines is secured by a security interest in substantially all of the Company’s assets. In addition, repayment of indebtedness under the Loan Agreement is guaranteed by Mr. William T. Comfort, III, the Company’s Chairman of the Board. The Company is also required to reimburse Mr. Comfort for all amounts paid to the Bank under the guaranty and all costs, fees and expenses incurred by Mr. Comfort under the guaranty. As security for the Company’s reimbursement obligations, the Company granted Mr. Comfort a security interest in the same property which secures its obligations under the Loan Agreement. The Company’s indebtedness and obligations to Mr. Comfort are subordinated to the Company’s indebtedness and obligations to the Bank.

As required by the Seventh Amendment to the Loan Agreement, the Company raised $2,000,000 in new equity on November 21, 2011. The Company entered into a Subscription Agreement with a trust, the investments of which are controlled by William T. Comfort, III, the Company’s Chairman of the Board, pursuant to which the trust purchased 19,047,619 shares of the Company’s common stock at a purchase price of $0.105 per share, or an aggregate purchase price of $2,000,000.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

The Company was in compliance with all of its covenants for all applicable measurement periods in the second quarter of fiscal year 2012. The Company’s outstanding borrowings totaled $4.6 million with $0.2 million in available credit remaining as of December 31, 2011, a decrease in outstanding borrowings of $0.2 million since September 30, 2011.

Note 6 - Income Taxes

The Company’s effective tax rates for the six months ended December 31, 2011 and 2010 were -1.6% and 0%, respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to the Company’s actual income tax provisions for the six months ended December 31, 2011 and 2010:

	Six Months Ended December 31,
	2011	%	2010	%
Income tax expense at the statutory rate	$(3,955)	35.0%	$(1,215)	(35.0)%
State income taxes, net of federal benefit	53	(0.5)%	(2)	(0.1)%
Utilization of NOL carryover	-	0.0%	-	0.0%
Amortization of intangible assets	439	(3.9)%	406	11.4%
Goodwill Impairment	3,150	(27.9)%	-	0.0%
Impact of Foreign Operations	48	(0.4)%	-	0.0%
Difference between AMT and statutory federal income tax rates	1,695	(15.0)%	-	0.0%
Refunds	41	(0.4)%	-	0.0%
Other, net	(1,495)	13.2%	812	23.7%
Change in valuation reserve	210	(1.9)%	-	0.0%
Income tax provision (benefits)	$186	(1.6)%	$1	0.0%

In accordance with FASB standards, the Company establishes a valuation allowance if it believes that it is more likely than not that some or all of its deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood in being realized upon ultimate settlement. The overall increase is attributable to the Australia subsidiary being taken into account of the provision calculations.

Note 7 - Comprehensive Loss

The following table shows the computation of total comprehensive loss:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	$(10,352)	$(357)	$(11,450)	$(3,570)
Foreign currency translation adjustments	(10)	(24)	(33)	26
Total comprehensive loss	$(10,362)	$(381)	$(11,483)	$(3,544)

Other comprehensive loss includes gains (losses) on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	$(10,352)	$(357)	$(11,450)	$(3,570)
Basic and dilutive:
Weighted average shares outstanding:	130,523	121,234	126,049	121,343
Basic and dilutive:
Net Loss per share	$(0.08)	$(0.00)	$(0.09)	$(0.03)

Potentially anti-dilutive stock options were excluded in the dilutive loss per common share calculation for the three and six months ended December 31, 2011 and 2010.

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Cost of revenues	$4	$20	$21	$52
General and administrative	99	136	247	369
Research and development	-	-	-	-
Sales and marketing	(4)	23	8	55
Total	$99	$179	$276	$476

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

For the three and six months ended December 31, 2011, total stock-based compensation expense related to stock options included $99 thousand and $276 thousand, respectively, and $93 thousand and $186 thousand, respectively, in expense related to restricted stock units (RSUs). For the three and six months ended December 31, 2010, total stock-based compensation expense of $179 thousand and $476 thousand, respectively, and $92 thousand and $135 thousand, respectively, in expense related to RSUs. The Company determines the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in the Company’s peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on the Company’s peer group’s common stock, the Company’s historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact the Company has no intention of paying dividends in the near term.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the six months ended December 31, 2011.

As of December 31, 2011, unamortized stock-based compensation expense associated with common stock options was $717 thousand, which the Company expects to recognize over a weighted-average period of 2.92 years.

		Weighted-	Weighted-Average
		Average	Remaining
	Number of	Exercise	Contractual Life in
	options	Price	Years
	(In thousands)
Outstanding at July 1, 2011	12,710	$0.34
Granted	1,630	$0.33
Forfeited/expired	(5,117)	$0.32
Outstanding at September 30, 2011	9,223	$0.36	9.0
Vested and expected to vest at September 30, 2011	6,310	$0.36	8.9
Exercisable at September 30, 2011	1,058	$0.44	6.7

Outstanding at September 30, 2011	9,223	$0.34
Granted	-	$-
Forfeited/expired	(2,640)	$0.35
Outstanding at December 31, 2011	6,583	$0.36	8.8
Vested and expected to vest at December 31, 2011	4,807	$0.36	8.6
Exercisable at December 31, 2011	1,131	$0.40	7.1

As of December 31, 2011, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on December 31, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.

1.6 million options were granted under the share option plan for the six months ended December 31, 2011. The weighted-average fair values of the options granted under the share option plans was $0.0 per option and $0.35 per option for the three months ended December 31, 2011 and 2010, respectively, and was $0.33 per option and $0.34 per option for the six months ended December 31, 2011 and 2010.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Restricted Stock Units

During the first quarter of fiscal year 2011, Wolfgang Maasberg was appointed President and Chief Executive Officer of the Company and a member of the Board. The Company granted Mr. Maasberg 1,500,000 common stock options and 4,500,000 RSUs as stock-based compensation. Mr. Maasberg’s stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters. During the first quarter of fiscal year 2012, 1,125,000 RSUs of Mr. Maasberg vested. In accordance with the terms of his award agreement, 410,000 shares of RSUs that vested were net-share settled such that the Company withheld that number of shares with a value equal to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted cash in the amount equal to such withholding taxes to the appropriate taxing authorities. During the second quarter of fiscal year 2012, one fourth of the annual shares vested of 281,250, and similarly, were net settled the same as the first quarter of fiscal year 2012, for the applicable income and other employment taxes. Fair value of the $1.5 million of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $0.33 market price. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period of the award, which is typically the RSUs vesting term of four years. Total expense for RSUs for the three and six months ended December 31, 2011 was $93 thousand and $186 thousand, respectively.

As of December 31, 2011, unamortized stock-based compensation expense associated with RSUs was $1.0 million. The Company expects to recognize this cost associated with RSUs over a weighted-average period of 2.6 years.

Reserved Shares of Common Stock

On November 18, 2011, the Company amended its 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by an additional 9.800,000 shares and on January 18, 2012 filed a registration statement on Form S-8 to register the offer and sale of these shares. As of December 31, 2011, the Company had reserved 20,417,377 shares of common stock, under its Plan for the awarding of future stock options and settlement of outstanding restricted stock units.

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

During the second quarter of fiscal year 2012, the Company entered into $1.1 million in new capital leases for computer equipment for its data center operations.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2012	$553	$568	$46	$1,167	$336	$1,503
Fiscal Year 2013	1,060	151	46	1,257	598	1,855
Fiscal Year 2014	1,007	18	34	1,059	489	1,548
Fiscal Year 2015	800	—	16	816	111	927
Thereafter	506	—	—	506	—	506
Total	$3,926	$737	$142	$4,805	$1,534	$6,339
Less amounts representing interest					(81)
Present value minimum lease payments					$1,453
Less short-term portion					(591)
Long-term portion					$862

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

As of December 31, 2011, there have been no material developments in the Company’s litigation matters since it filed its Annual Report on Form 10-K for fiscal year ended June 30, 2011.

Note 12 – Subsequent Events

On January 18, 2012, the Company filed a registration statement on Form S-8 in order to register the offer and sale of up to an additional 9,800,000 shares of its common stock. The Board had previously approved options to purchase an aggregate of 10,493,017 shares of common stock with and exercise price of $0.105 per share to be granted upon filing of the registration statement on Form S-8 and the receipt of a permit for the California Department of Corporations for the offer and sale of up to an additional 9,800,000 shares of its common stock. On January 27, 2012, the Company granted these stock options under the Plan to its employees, including, the new hire grant and refresh grant for Deborah Eudaley, the Company’s Chief Financial Officer and refresh grants to other executive officers.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Overview

Lyris, Inc., (the “Company” or “Lyris”), formerly J.L. Halsey Corporation, is a leading online marketing technology company serving a wide range of customers from the Fortune 500 to the small and medium-sized business market. We offer the industry’s first on-demand, integrated marketing solution, Lyris HQ on a software-as-a-service, or SaaS, basis.

Our SaaS-based online marketing solutions and services provide customers with solutions for creating, delivering and managing online, permission-based direct marketing programs and other communications to customers who use online and mobile channels to communicate with their customers and members.

We offer Lyris HQ, an integrated on-demand marketing suite that consolidates our full suite of digital marketing technologies into a single sign-on dashboard interface, as our premier core product. We also offer the following separate individual online marketing solutions: Lyris ListManager, our licensed software product for email marketing; EmailLabs, our hosted email marketing software; and EmailAdvisor, our deliverability monitoring tool. We also offer a separate product ClickTracks, our Web analytics product.

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

In fiscal year 2012 we initiated a reduction in workforce in an effort to obtain greater operating efficiencies. In the second quarter of fiscal 2012, we continued efforts to streamline the organization by realigning responsibilities primarily within our sales, research and administrative departments, while continuing to invest in future growth initiatives, such as new products and expanded market presence. In the first and second quarter of fiscal 2012, the Company reduced headcount by 49 and 31, respectively.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU No. 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. We adopted ASU No. 2009-13 in the first quarter of fiscal year 2011 and are described in detail below.

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

We adopted ASU No. 2009-13 in the fiscal year 2011 on a prospective basis for multiple-element arrangements that include subscription services bundled with technical support and professional services. The implementation resulted in an immaterial difference in revenue recognized and additional disclosures that are included below.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three and six month ended, December 31, 2011, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

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

For transactions entered into or materially modified after July 1, 2010, we allocate consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For the three and six months ended December 31, 2011, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the three and six months ended December 31, 2011, and is not anticipated to become material for the remainder of fiscal year 2012.

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Financial Results of Operations

Three and Six Months Ended December 31, 2011 Compared to Three and Six Months Ended December 31, 2010

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Subscription revenue	72%	77%	73%	76%
Support and maintenance revenue	9%	9%	9%	9%
Professional services revenue	13%	9%	13%	9%
Software revenue	6%	6%	5%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue	51%	44%	49%	52%
Gross profit	49%	56%	51%	48%
Operating expenses:
Sales and marketing	21%	35%	27%	36%
General and administrative	23%	17%	24%	21%
Research and development	3%	4%	3%	4%
Amortization of customer relationships and trade names	10%	3%	6%	4%
Goodwill impairment	85%	0%	45%	0%
Impairment of capitalized software	4%	0%	2%	0%
Total operating expenses	146%	59%	107%	65%
Loss from operations	-95%	-3%	-55%	-17%
Interest expense	-1%	0%	-1%	0%
Interest income	0%	0%	0%	0%
Other (expense) income	0%	0%	0%	0%
Loss from operations before income tax provision	-96%	-3%	-56%	-18%
Income tax provision	1%	0%	1%	0%
Net loss	-97%	-3%	-57%	-18%
Less: Net loss attributable to noncontrolling interest	0%	0%	0%	0%
Net loss attributable to Lyris, Inc.	-97%	-3%	-56%	-18%

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Revenue

	Three Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$7,572	$7,931	$(359)	(5)%
Support and maintenance revenue	934	944	(10)	(1)%
Professional services revenue	1,378	882	496	56%
Software revenue	682	577	105	18%
Total revenue	$10,566	$10,334	$232	2%

	Six Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$14,805	$15,579	$(774)	(5)%
Support and maintenance revenue	1,883	1,902	(19)	(1)%
Professional services revenue	2,561	1,869	692	37%
Software revenue	981	1,096	(115)	(11)%
Total revenue	$20,230	$20,446	$(216)	(1)%

Subscription Revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application, and from customers purchasing additional offerings. Subscription revenue was $7.6 million or 72% of our total revenue for the three months ended December 31, 2011, compared to $7.9 million or 77% of our total revenue for the three months ended December 31, 2010, a decrease of $0.4 million or 5%. Subscription revenue was $14.8 million or 73% of our total revenue for the six months ended December 31, 2011, compared to $15.6 million or 76% of our total revenue for the six months ended December 31, 2010, a decrease of $0.8 million or 5%. Subscription revenue decreased for the three months and six months ended December 31, 2011 compared to the same periods in fiscal year 2011, primarily due to continued pricing pressures and necessary discounts on our product renewals due in part to the difficult economic environment.

Support and Maintenance Revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue remained flat at $0.9 million or 9% of our total revenue for the three months ended December 31, 2011 and 2010, and $1.9 million or 9% of our total revenue for the six months ended December 31, 2011 and 2010. Support and maintenance revenue remained relatively flat due to no new sales of support and a difficult economic environment.

Professional Services Revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $1.4 million or 13% of our total revenue for the three months ended December 31, 2011, compared to $0.9 million or 9% of our total revenue for the three months ended December 31, 2010, an increase of $0.5 million or 56%. Professional services revenue was $2.6 million or 13% of our total revenue for the six months ended December 31, 2011, compared to $1.9 million or 9% of our total revenue for the six months ended December 31, 2010, an increase of $0.7 million or 37%. Professional services revenue increased compared to the prior periods, primarily due to the continued expansion of our professional service and full service offerings in the U.S. market and the addition of customers in our foreign divisions of Australia and United Kingdom. Although we expect to see this continue to increase in the coming quarters, actual results may vary due to market uncertainties.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Software Revenue

Software revenue is derived from sales of perpetual software licenses. Software revenue was $0.7 million or 6% of our total revenue for the three months ended December 31, 2011, compared to $0.6 million or 6% of our total revenue for the three months ended December 31, 2010, an increase of $0.1 million or 18%. Software revenue was $1.0 million or 5% of our total revenue for the six months ended December 31, 2011, compared to $1.1 million or 5% of our total revenue for the six months ended December 31, 2010, a decrease of $0.1 million or 11%. Software revenue increased for the three months ended compared to the same period in fiscal year 2011 due to upsells in new licenses and a $0.1 million sale to a new customer in the quarter. Software revenue decreased for the six months ended compared to the same period in fiscal year 2011 primarily because we focused on sales of our hosted subscription software application.

Cost of Revenue

Cost of revenue includes expenses primarily related to engineering employee salaries and related costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and allocated overhead costs.

	Three Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$5,413	$4,566	$847	19%

	Six Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$10,014	$10,721	$(707)	(7)%

Cost of revenue for the three months ended December 31, 2011 and 2010 was $5.4 million and $4.6 million, respectively, an increase of $0.8 million or 19%. As a percentage of total revenue, cost of revenue increased to 51% for the three months ended December 31, 2011 from 44% for the three months ended December 31, 2010. The increase in cost of revenue was attributable to a $0.3 million increase in amortization of certain developed technologies related to new product development efforts of our capitalized software, a $0.3 million increase of severance related to reduction in headcount, a $0.2 million increase in consulting and other outside services expenses and a $0.3 million increase in publisher payments related to the new Australia subsidiary, offset by a $0.3 million decrease related to the reversal of a royalty accrual that was no longer needed.

Cost of revenue for the six months ended December 31, 2011 and 2010 was $10.0 million and $10.7 million, respectively, a decrease of $0.7 million or 7%. As a percentage of total revenue, cost of revenue decreased to 49% for the six months ended December 31, 2011 from 52% for the six months ended December 31, 2010. The decrease in cost of revenue was attributable to a $0.3 million decrease in relation to the reversal of a royalty accrual no longer needed, a $0.4 million decrease of rent expense for our Canada and San Jose offices and, a $0.3 million increase of severance related to reduction in headcount, offset by a $0.4 million increase of publisher payments related to the new Australia subsidiary. Over the past year as we released new Lyris HQ functionality for our customers, we transitioned employee focus from product development to product support and maintenance activities in the production environment.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Gross Profit

	Three Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$5,153	$5,768	$(615)	(11)%

	Six Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$10,216	$9,725	$491	5%

Gross profit for the three months ended December 31, 2011 and 2010 was $5.2 million and $5.8 million, respectively, a decrease of $0.6 million or 11%. As a percentage of total revenue, gross profit decreased to 49% for the three months ended December 31, 2011 from 56% for the three months ended December 31, 2010. The decrease in gross profit was attributable to an increase of $0.8 million in cost of revenue related to our new product development efforts, offset by a $0.2 million increase in revenue.

Gross profit for the six months ended December 31, 2011 and 2010 was $10.2 million and $9.7 million, respectively, an increase of $0.5 million or 5%. As a percentage of total revenue, gross profit increased to 51% for the six months ended December 31, 2011 from 48% for the six months ended December 31, 2010. The increase in gross profit was attributable to a decrease of $0.7 million in cost of revenue, offset by a $0.2 million decrease in revenue.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Operating Expenses

	Three Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	$2,187	$3,576	$(1,389)	(39)%
General and administrative	2,359	1,733	626	36%
Research and development	287	405	(118)	(29)%
Amortization and impairment of customer relationships and trade names	1,013	355	658	185%
Impairment of goodwill	9,000	-	9,000	100%
Impairment of capitalized software	385	-	385	100%
Total operating expenses	$15,231	$6,069	$9,162	151%

	Six Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	$5,296	$7,375	$(2,079)	(28)%
General and administrative	4,695	4,305	390	9%
Research and development	674	723	(49)	(7)%
Amortization and impairment of customer relationships and trade names	1,235	855	380	44%
Impairment of goodwill	9,000	-	9,000	100%
Impairment of capitalized software	385	-	385	100%
Total operating expenses	$21,285	$13,258	$8,027	61%

Sales and marketing

Sales and marketing expense consists of payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars and other marketing programs.

Sales and marketing expense for the three months ended December 31, 2011 and 2010 was $2.2 million and $3.6 million, respectively, a decrease of $1.4 million or 39%. As a percentage of total revenue, sales and marketing expense decreased to 21% for the three months ended December 31, 2011 from 35% for the three months ended December 31, 2010. The decrease in sales and marketing expense was attributable to a $1.0 million decrease in headcount related expenses, and a $0.4 million decrease in advertising expenses.

Sales and marketing expense for the six months ended December 31, 2011 and 2010 was $5.3 million and $7.4 million, respectively, a decrease of $2.1 million or 28%. As a percentage of total revenue, sales and marketing expense decreased to 27% for the six months ended December 31, 2011 from 36% for the six months ended December 31, 2010. The decrease in sales and marketing expense was attributable to a $1.2 million decrease in headcount related expenses, and a $0.9 million decrease in advertising expense.

General and administrative

General and administrative expense consists primarily of compensation and benefits for administrative personnel, professional services such as consultants, legal fees, and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

General and administrative expense for the three months ended December 31, 2011 and 2010 was $2.4 million and $1.7 million, respectively, an increase of $0.6 million or 36%. As a percentage of net revenue, general and administrative expense decreased to 23% for the three months ended December 31, 2011 from 17% for the three months ended December 31, 2010. The decrease in general and administrative expense was attributable to a $0.4 million increase in consulting and outside services expense and a $0.2 million increase in medical expenses for COBRA coverage for former employees in the first and second quarter of fiscal year 2012. General and administrative expense for the six months ended December 31, 2011 and 2010 was $4.7 million and $4.3 million, respectively, an increase of $0.4 million or 9%. As a percentage of net revenue, general and administrative expense increased to 24% for the six months ended December 31, 2011 from 21% for the six months ended December 31, 2010. The increase in general and administrative expense was attributable to a $0.4 million increase for consulting and outside services expenses due to reduction of headcount, a $0.2 million increase in support contracts as related to the Australian subsidiary, offset by a $0.2 million decrease in employee salary related costs due to the reduction of headcount.

Research and development

Research and development expense consists of payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product development.

Research and development expense for the three months ended December 31, 2011 and 2010 was $0.3 million and $0.4 million, respectively, a decrease of $0.1 million or 29%. As a percentage of net revenue, research and development expense decreased to 3% for the three months ended December 31, 2011 from 4% for the three months ended December 31, 2010. Research and development expense for the six months ended December 31, 2011 and 2010 was $0.7 million for both periods. As a percentage of net revenue, research and development expense decreased to 3% for the six months ended December 31, 2011 from 4% for the six months ended December 31, 2010. The decrease in research and development expense was primarily attributable to a shift in focus of engineering resources from product development to the production environment. Over the past year, we achieved certain product development milestones and made the related product functionality available to our customers resulting in a reduction of research and development costs.

Amortization and impairment of customer relationships and trade names

Amortization and impairment of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization and impairment of customer relationships and trade names expense for the three months ended December 31, 2011 and 2010 was $1.0 million and $0.3 million, respectively, an increase of $0.7 million or 185%. As a percentage of net revenue, amortization of customer relationships and trade names expense increased to 10% for the three months ended December 31, 2011 from 3% for the three months ended December 31, 2010. The increase in amortization of trade names was attributable to an impairment of $0.7 million for Uptilt and Sparklist trade names, net of amortization. Amortization of customer relationships and trade names expense for the six months ended December 31, 2011 and 2010 was $1.2 million and $0.9 million, respectively, an increase of $0.3 million or 44%. As a percentage of net revenue, amortization of customer relationships and trade names expense increased to 6% for the six months ended December 31, 2011 from 4% for the six months ended December 31, 2010. The increase in amortization of customer relationships and trade names expense for the three and six months ended December 31, 2011 compared to the same period in fiscal year 2011 was primarily due to an impairment of both Uptilt and Sparklist trade names and fully amortizing one customer relationship, offset by beginning amortization for Cogent.

Impairment of Goodwill

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Goodwill is assessed on an annual basis regardless of a triggering event and assessed quarterly for step one of the impairment test. During the first quarter of fiscal year 2012, an overall market decline affected all companies across all industries, thus the decline in our stock price from $0.28 to $0.12 was considered temporary due to expectations for recovery in the market. However, in the second quarter of fiscal year 2012, management’s assessment of relevant events and circumstances conducted on December 31, 2011, considered the stock price having remained flat at $0.11 in spite of an additional purchase of 19 million shares, having had no positive market effect on our stock price, we determined it was more-likely-than-not that the fair value was less than our carrying amount. As a result, the two-step impairment test related to goodwill was performed during the quarter ended December 31, 2011.

In the first step of the impairment test, we compared the estimated fair value of the Company to its carrying value utilizing both an income approach and a market approach considering guideline company market multiples. Since the carrying value exceeded fair value, this was an indicator of impairment, and proceeded to step two. Step two involved assigning the estimated fair value from step one to the Company’s identifiable assets, with any residual fair value assigned to goodwill. Based on the results of step two, we recorded a $9.0 million impairment charge in the three months ended December 31, 2011; $6.8 million was for Lyris Technologies and $2.2 million for EmailLabs, respectively.

The valuation approaches related to step one and step two considered a number of factors that included, but were not limited to, expected future cash flows, growth rates, discount rates, comparable multiples from publicly traded companies in the industry, technology lifecycles and growth rates, customer attrition, and required certain assumptions and estimates regarding industry, economic factors, and future profitability of business. The assumptions were based on reasonable market participant considerations and are based on historical experience but are inherently uncertain.

Impairment of capitalized software

Impairment of capitalized software consists of A/B List internal-use software, which was intended to provide a major feature upgrade to Lyris HQ application. A/B List had been in the application development stage since the fourth quarter of fiscal year 2011. Throughout the life of the project, $0.4 million in costs have been accounted for as capitalized software. In the second quarter of fiscal year 2012, a reduction in headcount resulted in the re-grouping of teams working on each internal-use software project and management determined that it is no longer probable that A/B List will be completed and placed in service since it is not expected to provide any substantive service potential to the Lyris HQ application. A full impairment of $0.4 million was recorded for the three months ended December 31, 2011.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Interest expense

	Three Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Interest expense	$(131)	$(25)	$(106)	424%

	Six Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Interest expense	$(188)	$(33)	$(155)	469%

Interest expense relates to our revolving line of credit with Comerica Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense for the three months ended December 31, 2011 and 2010 was $131 thousand and $25 thousand, respectively, an increase of $106 thousand or 423%. The increase in interest expense was primarily attributable to a higher average balance in our revolving line of credit of $4.1 million at December 31, 2011 compared to an average balance of $1.8 million at December 31, 2010.

Interest expense for the six months ended December 31, 2011 and 2010 was $188 thousand and $33 thousand, respectively, an increase of $155 thousand or 469%. The increase in interest expense was primarily attributable to a higher average balance of $3.9 million in our revolving line of credit of for the six months ended December 31, 2011 compared to an average balance of $1.3 million for the six months ended December 31, 2010.

Provision for income taxes

Our effective tax rates for the six months ended December 31, 2011 and 2010 were -1.6% and 0%, respectively. For additional information about income taxes, refer to Note 6 of the Notes to (Unaudited) Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of December 31, 2011 was derived internally from proceeds from additional funding related to the stock sale of 19 million shares and proceeds from our revolving lines of credit. For additional operational funds requirements, we have available revolving lines of credit with Comerica Bank which mature on April 30, 2012, (see Note 5 of the Notes to Condensed Consolidated Financial Statements for a description of these revolving lines of credit). As of December 31, 2011, our availability under this credit facility was approximately $0.2 million. As of December 31, 2011, our cash and cash equivalents totaled $1.6 million compared to $244 thousand at the fiscal year ended June 30, 2011. As of December 31, 2011, our accounts receivable, less allowances, totaled $5.9 million compared to $6.3 million at June 30, 2011.

			Change
	December 31, 2011	June 30, 2011	Dollars	Percent
	(In thousands, except percentages)
Accounts Receivable	$7,026	$7,264	$(237)	(3%)
Allowance for Doubtful Accounts	(1,130)	(936)	(194)	21%
Total - Accounts receivable	$5,896	$6,328	$(431)	(7%)

 Accounts receivables decreased $0.2 million or 3% for the six months ended December 31, 2011 due to higher professional services amounts invoiced as a result of our expansion into the Asia Pacific and South America markets and collections. Allowance for Doubtful Accounts ("Allowance") increased $0.2 million or 21% for the six months ended December 31, 2011 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements and (iii) capital expenditures, including periodic acquisitions.

We believe our existing cash and cash equivalents, and cash flow from operations resulting from decreased headcount costs and increasing sales will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months. The original agreement on our revolving credit line with Comerica Bank is due to expire April 30, 2012. In anticipation of this event, we are negotiating the renewal of our agreement with Comerica Bank. We do not anticipate any issues with this as we have maintained a strong working relationship with Comerica Bank since we signed our first agreement and are meeting our EBITDA requirements as set by our agreement. Also we anticipate that we will continue to improve our cash flow from operations and continue building our cash reserves.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Costs incurred in the first quarter of fiscal year 2012 included one-time charges associated with the reorganization of our Company. We do not expect to incur these costs in the near future. During the second quarter of fiscal year 2012, we had to draw upon our revolving line of credit to fund the operations of our Company. While the first two quarters of fiscal year 2012 were challenging, we still expect we will maintain long-term growth in our hosted revenue offerings, particularly with Lyris HQ, and increase efficiency within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

In summary, our cash flows were as follows for the six months ended December 31, 2011 and 2010 (in thousands):

	Six Months Ended December 31,
	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$540	$(554)
Net cash used in investing activities	(1,993)	(1,518)
Net cash provided by financing activities	2,732	1,979
Effect of exchange rate changes on cash	52	11
Increase (decrease) in cash and cash equivalents	$1,331	$(82)

Cash Flows for the Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Operating Activities

Net cash flows provided in operating activities was $0.5 million for the six months ended December 31, 2011 as compared to net cash flows used in operating activities of $0.5 million for the six months ended December 31, 2010. The increase in cash flow for the six month period was primarily due the increase in net income loss of $11.5 million offset by the impairment of goodwill in the amount of $9.0 million and impairment of trade names in the amount of $0.8 million along with a decrease in headcount related costs due to the reduction in workforce in the first and second quarter of fiscal year 2012. The contribution from working capital accounts was due to an increase of cash and cash equivalents of $1.3 million, a decrease of $0.3 million in prepaid expenses and other assets offset by $0.5 million in accounts payable and accrued expenses and a decrease of $0.7 million in deferred revenue. The non-cash charges consisted of depreciation and amortization of $0.6 million, provision for bad debt of $0.6 million, stock-based compensation of $0.3 million and offset by $0.1 million in deferred income tax benefits.

Investing Activities

Net cash flows used in investing activities was $2.0 million for the six months ended December 31, 2011 as compared to net cash flows used in investing activities of $1.5 million for the six months ended December 31, 2010. The deterioration in cash flow for the six months ended December 31, 2011 was primarily due to our investment in our capitalized software as we are preparing for future product launches. Net cash flow used in investing activities for the six months ended December 31, 2010 consisted of $0.7 million in our investment in SiteWit Corp., $0.4 million in capitalized software expenditures and $0.3 million used in purchasing property and equipment consisting of computer equipment for its data center operations and computer equipment for our employees.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Financing Activities

Net cash flows provided by financing activities was $2.7 million for the six months ended December 31, 2011 as compared to net cash flows provided by financing activities of $2.0 million for the six months ended December 31, 2010. The additional inflows in cash flow for the six month period was primarily due to meeting a requirement in the Company’s Amended and Restated Loan and Security Agreement with Comerica Bank to raise $2.0 million in new equity prior to February 28, 2012, which was completed on November 21, 2011 by the Company entering into a Subscription Agreement with a trust, the investments of which are controlled by William T. Comfort, III, the Company’s Chairman of the Board, pursuant to which the trust purchased 19,047,619 shares of the Company’s common stock at a purchase price of $0.105 per share, resulting in net proceeds of the Company of $2.0 million less fees and, $0.1 million in net proceeds over payment from our revolving lines of credit with Comerica Bank, offset by $0.5 million in payments under our capital lease obligations. Net cash flow used in financing activities for the six months ended December 31, 2010 consisted of $2.1 million in net proceeds over payments from our revolving line of credit with Comerica Bank and offset in part by $0.1 million in purchases of treasury stock from our former CEO, Mr. Luis Rivera in accordance with the terms of his termination agreement.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements since we filed our Annual Report on Form 10-K for the fiscal year 2011 ended June 30, 2010. Our $40 thousand letter of credit issued by Comerica Bank in favor of Legacy Partners I SJ North Second, LLC held in connection with our lease dated January 31, 2008 for our offices in San Jose, California was extended to February 28, 2015.

Revolving Line of Credit

For summary description of our Comerica Bank Credit Facility, please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year 2012, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under the caption “Legal claims” in Note 11 to the Notes to (Unaudited) Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As of December 31, 2011, there have been no material developments in the Company’s litigation matters since it filed its Annual Report on Form 10-K for fiscal year ended June 30, 2011

ITEM 1A.    RISK FACTORS

Careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. This Quarterly Report on Form 10-Q is qualified in its entirety by these risks.  This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in the Form 10-K and elsewhere in this Form 10-Q.  The market price of our common stock could continue to decline due to any of these risks and uncertainties, or for other reasons, and a stockholder may lose part or all of its investment.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     RESERVED

ITEM 5.     OTHER INFORMATION

Not applicable.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit			Date of First
No.	Description	Form	Filing	Exhibit Number

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.3	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.4	Certificate of Ownership and Merger, merging Lyris, Inc, with and into J.L. Halsey Corporation.	8-K	10/31/07	3.1

3.2	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007.	8-K	2/21/07	3.2

10.1*	Offer Letter by and between the Company and Deborah Eudaley dated October 17, 2011.
10.2	Subscription Agreement by and between the Company and the 65 BR Trust, dated November 21, 2011.	8-K	11/22/2011	99.1
10.3	Eighth Amendment to Amended and Restated Loan and Security Agreement dated as of November 28, 2011, by and among Comerica Bank, the Company, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	12/1/2011	10.1
10.4*	Third Amendment to J.L. Halsey Corporation 2005 Equity-based Compensation Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Section 1350 Certification of Chief Executive Officer
32.1*	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomoy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2012
LYRIS, INC.

	By:	/s/ Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer and President

By:	/s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer

