Form 10-Q
period 2012-03-31
LYRIS, INC.
filed 2012-05-10
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

9,423,362 shares of $.01 Par Value Common Stock as of May 10, 2012

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	June 30,
	2012	2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,401	$244
Accounts receivable, less allowances of $1,248 and $936, respectively	5,139	6,328
Prepaid expenses and other current assets	784	851
Deferred income taxes	943	882
Total current assets	8,267	8,305
Property and equipment, net	6,065	3,139
Intangible assets, net	5,343	6,701
Goodwill	9,791	18,791
Other long-term assets	851	899
TOTAL ASSETS	$30,317	$37,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,155	$4,628
Revolving line of credit	4,714	3,285
Capital lease obligations - short-term	593	192
Income taxes payable	220	231
Deferred revenue	3,833	4,388
Total current liabilities	13,515	12,724
Other long-term liabilities	218	539
Capital lease obligations - long-term	735	165
TOTAL LIABILITIES	14,468	13,428
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.01 par value; authorized 40,000 shares; 9,423 and 8,082 issued and outstanding shares at March 31, 2012 and June 30, 2011, respectively	1,414	1,214
Additional paid-in capital	267,247	265,075
Accumulated deficit	(252,716)	(241,813)
Treasury stock, at cost 11 shares held at March 31, 2012 and June 30, 2011	(56)	(56)
Accumulated Other Comprehensive Income	141	159
Total stockholders’ equity controlling interest	16,030	24,579
Total stockholders’ equity noncontrolling interest	(181)	(172)
Total stockholders' equity	15,849	24,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,317	$37,835

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2011 filed with the SEC.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Subscription revenue	$7,160	$7,638	$21,965	$23,218
Support and maintenance revenue	946	846	2,829	2,748
Professional services revenue	783	1,340	3,344	3,209
Software revenue	374	272	1,354	1,368
Total revenues	9,263	10,096	29,492	30,543
Cost of revenues:
Subscription, support and maintenance, professional services, and software	4,372	4,146	14,019	14,347
Amortization of developed technology	229	144	596	664
Total cost of revenues	4,601	4,290	14,615	15,011
Gross Income	4,662	5,806	14,877	15,532
Operating expenses:
Sales and marketing	1,729	3,110	7,024	10,485
General and administrative	2,121	2,057	6,817	6,362
Research and development	237	1,042	911	1,765
Amortization of customer relationships and trade names	51	338	1,286	1,192
Impairment of goodwill	-	-	9,000	-
Impairment of capitalized software	-	-	385	-
Total operating expenses	4,138	6,547	25,423	19,804
Income (Loss) from operations	524	(741)	(10,546)	(4,272)
Interest expense	(108)	(24)	(296)	(57)
Interest income	2	3	11	12
Other (expense) income, net	(2)	(52)	(18)	(66)
Income (Loss) from operations before income tax provision	416	(814)	(10,849)	(4,383)
Income tax provision	(125)	(53)	61	(54)
Net Income (Loss)	541	(761)	(10,910)	(4,329)
Less: income attributable to noncontrolling interest	(44)	-	(9)	-
Net Income (Loss) attributable to Lyris, Inc.	$585	$(761)	$(10,901)	$(4,329)

Basic and diluted:
Net Income (Loss) per share	$0.06	$(0.09)	$(1.25)	$(0.54)

Weighted average shares used in calculating net loss per common share	9,418	8,082	8,742	8,087

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(10,901)	$(4,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	470	643
Depreciation	917	813
Amortization of intangible assets	1,358	1,522
Goodwill impairments	9,000	-
Amortization of developed technology	524	334
Impairment of capitalized software	385	-
Provision for bad debt	842	941
Deferred income tax benefit	(61)	(51)
Prepaid income tax	(1)	-
Loss on sale of assets	17	-
Changes in assets and liabilities:
Accounts receivable	373	1,114
Prepaid expenses and other assets	81	(54)
Accounts payable and accrued expenses	(788)	(146)
Deferred revenue	(555)	(687)
Income taxes payable	(6)	(6)
Net cash provided by operating activities	1,655	95
Cash Flows from Investing Activities:
Purchases of property and equipment	(505)	(421)
Capitalized software expenditures	(2,941)	(749)
Payment (proceeds) for equity investments	8	(685)
Net cash used in investing activities	(3,438)	(1,855)
Cash Flows from Financing Activities:
Proceeds from stock issuance	1,901	-
Purchases of treasury stock	-	(56)
Proceeds from debt and credit arrangements	19,043	13,915
Payments of debt and credit arrangements	(17,615)	(12,136)
Payments under capital lease obligations	(360)	(122)
Noncontrolling Interest	(9)	-
Net cash provided by financing activities	2,960	1,601
Net effect of exchange rate changes on cash and cash equivalents	(20)	47
Net increase (decrease) in cash and cash equivalents	1,157	(112)
Cash and cash equivalents, beginning of period	244	492
Cash and cash equivalents, end of period	$1,401	$380

See accompanying Notes to Unaudited Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Reverse Stock-Split

On March 12, 2012, the Company effected a 1-for-15 reverse stock split (“Reverse Stock Split”). Unless otherwise noted, all impacted amounts included in the (unaudited) condensed consolidated financial statements and notes thereto have been retroactively adjusted for the Reverse Stock Split. Unless otherwise noted, impacted amounts include shares of common stock outstanding, share issuances, shares underlying stock options and restricted stock units, shares reserved and loss per share. Additionally, in connection with the Reverse Stock Split, the number of authorized shares of common stock decreased from 200,000,000 shares to 40,000,000 shares and the number of authorized shares of preferred stock decreased from 20,000,000 to 4,000,000.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, or fiscal year 2011, filed with the SEC on September 21, 2011.  Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP.  There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity. Interim results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of results to be expected for the year ending June 30, 2012, or fiscal year 2012, or for any future period.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. The Financial Accounting Standards Board (“FASB”) has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of March 31, 2012, the Company used Level 1 assumptions for its cash and cash equivalents, which were $1.4 million and $0.2 million at March 31, 2012 and June 30, 2011, respectively. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2012 and June 30, 2011, the Company did not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2012 and June 30, 2011, the Company did not have any significant Level 3 financial assets or liabilities.

Revenue Recognition

The Company recognizes revenue from providing hosting and professional services and licensing its software products to its customers.

The Company recognizes revenue when all of the following conditions are satisfied:  (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (for software licenses, revenue is recognized when the customer is given electronic access to the licensed software); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although the Company’s professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since the Company’s subscription services have standalone value as such services are often sold separately, but do not have VSOE, the Company uses ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three and nine month ended March 31, 2012, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. The Company determined ESP of fair value for subscription services based on the following:

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

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

For transactions entered into or materially modified after July 1, 2010, the Company allocates consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For the three and nine months ended March 31, 2012, the impact on the Company’s revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified since its adoption in fiscal year 2011. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the three and nine months ended March 31, 2012, and is not anticipated to become material for the remainder of fiscal year 2012.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company has deferred implementing amendments to its presentation of its items of accumulated other comprehensive income in accordance with the recent Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which superseded certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The Company will adopt this pronouncement beginning of fiscal year 2013.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment ("ASU 2011-08”), which simplify how entities test goodwill for impairment. It provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with an option to early adopt. The Company early adopted this pronouncement in the first quarter of fiscal year 2012 and it did not have a material impact on the Company’s statement of position or results of operations. In the second quarter of fiscal year 2012, however, the Company had re-assessed certain qualitative factors and performed accordingly the current two-step process for goodwill impairment. As a result of this process, the Company determined a goodwill impairment of $9.0 million as of December 31, 2011. In the third quarter of fiscal year 2012, the Company assessed qualitative factors and determined it was not necessary to perform the two-step test for goodwill impairment.

Note 3 – Other Long-term Assets

	As of March 31, 2012	As of June 30, 2011
	(In thousands)
SiteWit Investment	$670	$678
Security Deposits	$112	$126
Note Receivable	$69	$95
Total Other long-term assets	$851	$899

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

On July 23, 2010, the Company entered into a Strategic Partnership Agreement and a Stock Purchase Agreement (together, the “SiteWit Agreements”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. The Company invested in SiteWit to secure the right to use SiteWit’s online marketing search engine technology, and to develop and market certain services related to SiteWit’s product. Pursuant to the SiteWit Agreements, the Company had invested $0.8 million in SiteWit and owned less than 50% of SiteWit’s outstanding stock.

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

During the first quarter of fiscal year 2012, the Company changed its accounting method for its investment in SiteWit from the equity method to the cost method due to the decrease in ownership and loss of significant influence that resulted from the Termination Agreement. At March 31, 2012, the Company held SiteWit at its carrying value of $0.7 million. Periodically, the Company assesses whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the other than temporary impairment is included in earnings. During the third quarter of fiscal year 2012, no significant changes that would have a material adverse effect on the Company’s investment arose and, thus, no other-than-temporary impairment was recorded for the three and nine months ended March 31, 2012.

Note 4 – Goodwill, Long-lived Assets and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Company’s business combinations accounted for using the acquisition method of accounting.

The following table outlines the Company’s goodwill, by acquisition:

	As of March 31, 2012	As of June 30, 2011
	(In thousands)
Lyris Technologies	$9,707	$16,505
Email Labs		2,202
Cogent	84	84
Total	$9,791	$18,791

ASU No. 2011-08 provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required. Otherwise, no further testing is required. The Company operates as one reporting unit, and conducts a test for the impairment of goodwill on at least an annual basis. The Company adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise.

The Company adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and its share price relative to peers. During the first quarter of fiscal year 2012, an overall market decline affected all companies across all industries, thus the decline in the Company’s stock price from $4.20 to $1.80 was considered temporary due to expectations for recovery in the market. However, in the second quarter of fiscal year 2012, the Company’s assessment of relevant events and circumstances conducted on December 31, 2011, considered the stock price having remained flat at $1.80 as of December 31, 2011 in spite of an additional purchase of 1.3 million shares, having no positive market effect on stock price, the Company determined that it was more-likely-than-not that the fair value was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed during the second quarter of fiscal year 2012.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

As part of performing the goodwill impairment test, the Company first assessed the value of long-lived assets, including tangible and intangible assets. Due to the lack of use and discontinuance of the Uptilt and Sparklist trade names, the Company recognized a full write-off of these assets of $0.8 million and $44 thousand, net of amortization, respectively, at December 31, 2011.

In the first step of the impairment test, the Company compared the estimated fair value of the Company to its carrying value utilizing both an income approach and a market approach considering guideline company market multiples. Since the carrying value exceeded fair value, this was an indicator of impairment, and proceeded to step two. Step two involved assigning the estimated fair value from step one to the Company’s identifiable assets, with any residual fair value assigned to goodwill. Based on the results of step two, the Company recorded a $9.0 million impairment loss in the second quarter of fiscal year 2012; $6.8 million was for Lyris Technologies and $2.2 million for EmailLabs, respectively. In the third quarter of fiscal year 2012, the Company assessed qualitative factors and determined it was not necessary to perform the two-step test for goodwill impairment.

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

Note 5 – Credit Facility

On April 18, 2012, the Company entered into a Ninth Amendment (“Ninth Amendment”) to the Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (“Bank”). The Ninth Amendment revises the terms of the Loan Agreement.

The Ninth Amendment revises the financial covenant requiring the Company to maintain earnings before interest, taxes, depreciation and amortization (“EBITDA”) not less than specified amounts, which are measured on a trailing three month basis, as follows for the applicable periods:

Measuring Period Ending	Minimum Trailing Three (3) Month EBITDA
(In thousands)
4/30/2012	$200
5/31/2012 through 11/30/2012	$50
12/31/2012 and thereafter	$250

The Ninth Amendment increased the Company’s revolving line of credit (“Revolving Line”) from $2,500,000 to $3,500,000. The amount available under the Revolving Line is limited by a borrowing base, which is 80% of the amount of the aggregate of the Company’s accounts receivable, less certain exclusions. The Ninth Amendment adds to the borrowing base certain eligible foreign accounts receivable up to a limit of $350,000.

The Ninth Amendment also extends the maturity of the Revolving Line and the Company’s second revolving line of credit of $2,500,000 (“Non-Formula Line,” and together with the Revolving Line, the “Revolving Lines”). The Revolving Lines mature on April 30, 2013.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Advances under the Revolving Lines will accrue interest at a variable rate calculated as the Bank’s prime rate plus a margin of 2.5% for the Existing Line and the Bank’s prime rate plus a margin of 0.5% for the Non-Formula Line. Interest is payable monthly, and principal is payable upon maturity.

As previously disclosed, repayment of the Revolving Lines are secured by a security interest in substantially all of the assets of the Company. In addition, Mr. William T. Comfort, III, the Company’s Chairman of the Board, guarantees the company’s repayment of indebtedness under the Revolving Lines by a limited guaranty (“Guaranty”). In connection with the Amendment, Mr. Comfort entered into an Amendment to and Affirmation of Secured Guaranty Documents (“Affirmation of Guaranty”) to consent to the entry by the Company into the Amendment, affirm that the Guaranty will remain effective and to amend the limits of his liability under the Guaranty. Mr. Comfort’s liability under the Guaranty was amended to be limited to $2,500,000 with respect to advances made under the Non-Formula Line. Mr. Comfort also executed an Affirmation of Subordination Agreement to consent to the entry by the Company into the Amendment and to affirm that the Subordination Agreement between the Bank, Company and Mr. Comfort will remain effective.

The Company was in compliance with all of its covenants for all applicable measurement periods in the third quarter of fiscal year 2012. The Company’s outstanding borrowings totaled $4.7 million with $0.1 million in available credit remaining as of March 31, 2012, an increase in outstanding borrowings of $0.1 million since December 31, 2011.

Note 6 - Income Taxes

The Company’s effective tax rates for the nine months ended March 31, 2012 and 2011 were (0.6%) and (1.2%), respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to the Company’s actual income tax provisions for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
	2012	%	2011	%
	(In thousands)
Income tax expense at the statutory rate	(3,794)	35.00%	$(1,534)	(35.0)%
State income taxes, net of federal benefit	53	(0.5)%	(36)	(0.8)%
Utilization of NOL carryover	-	-	-	-
Amortization of intangible assets	576	(5.3)%	533	12.2%
Goodwill Impairment	3,150	(29.1)%	-	-
Impact of Foreign Operations	11	(0.1)%	528	12.1%
Difference between AMT and statutory federal income tax rates	1,626	(15.0)%	657	15.0%
Refunds	41	(0.4)%	-	-
Other, net	(1,611)	14.9%	(204)	(4.7)%
Change in valuation reserve	9	(0.1)%	-	-
Income tax provision (benefits)	$61	(0.6)%	$(56)	(1.2)%

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

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Note 7 – Comprehensive Income (Loss)

The following table shows the computation of comprehensive (loss) income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$541	$(761)	$(10,910)	$(4,329)
Foreign currency translation adjustments	15	14	(18)	40
Total comprehensive income (loss)	$556	$(747)	$(10,928)	$(4,289)

Other comprehensive loss includes gains (losses) on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders’ equity section of the balance sheet.

Note 8 - Net Income (Loss) per Share

Accounting standards established by the FASB require the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities. Dilutive net income (loss) per common share is the same as basic net income (loss) per common share since the effect of potentially dilutive securities are antidilutive.

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$541	$(761)	$(10,910)	$(4,329)

Basic and dilutive:
Weighted average shares outstanding:	9,418	8,082	8,742	8,087

Basic and dilutive:
Net Income (Loss) per share	$0.06	$(0.09)	$(1.25)	$(0.54)

No dilutives shares are included for the weighted average shares outstanding for three months ended March 31, 2012. Anti-dilutive stock options were excluded in the dilutive loss per common share calculation for the three months ended March 31, 2011 and nine months ended March 31, 2012 and 2011.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$60	$27	$81	$89
General and administrative	131	109	378	448
Research and development	-	-	-	-
Sales and marketing	3	36	11	106
Total	$194	$172	$470	$643

For the three and nine months ended March 31, 2012, total stock-based compensation expense related to stock options included $194 thousand and $470 thousand, respectively, and $93 thousand and $279 thousand, respectively, of which is related to restricted stock units (RSUs). For the three and nine months ended March 31, 2011, total stock-based compensation expense of $172 thousand and $643 thousand, respectively, and $91 thousand and $226 thousand, respectively, of which is related to RSUs. The Company determines the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in the Company’s peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on the Company’s peer group’s common stock, the Company’s historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact the Company has no intention of paying dividends in the near term.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the nine months ended March 31, 2012.

As of March 31, 2012, unamortized stock-based compensation expense associated with common stock options was $1.5 million, which the Company expects to recognize over a weighted-average period of 3.28 years.

On March 12, 2012, the Company effected a 1-for-15 Reverse Stock Split of its common stock and decreased the number of authorized shares of common stock from 200,000,000 shares to 40,000,000 shares and decreased the number of authorized shares of preferred stock from 20,000,000 to 4,000,000. Every fifteen (15) shares of the Company’s issued and outstanding common stock were automatically combined into one (1) issued and outstanding share of the Company’s common stock, without any change in the par value per share.

As a result of the Reverse Stock Split, the total number of outstanding shares of Common stock was reduced to approximately 9.4 million shares and the conversion ratio for all instruments convertible into or exercisable for shares of common stock, including stock options and restricted stock units, was be adjusted accordingly. These adjustments included adjustments to the number of shares of common stock that may be obtained upon exercise or conversion of these securities and the applicable exercise or purchase price.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

No fractional shares of the Company’s post-Reverse Stock Split common stock were issued as a result of the Reverse Stock Split; instead, the Company paid in cash (without interest) the fair value of fractions of shares of its common stock that would otherwise result from the Reverse Stock Split based upon the last trade price of the common stock on the OTC Bulletin Board on March12, 2012, which was $297 dollars.

	Number of options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2011	847	$5.17
Granted	109	$4.95
Forfeited/expired	(425)	$4.84
Outstanding at September 30, 2011	531	$5.38	9.0
Vested and expected to vest at September 30, 2011	366	$5.48	8.8
Exercisable at September 30, 2011	70	$6.56	6.7

Outstanding at September 30, 2011	531	$5.38
Granted	-	$-
Forfeited/expired	(92)	$5.93
Outstanding at December 31, 2011	439	$5.27	8.8
Vested and expected to vest at December 31, 2011	320	$5.33	8.6
Exercisable at December 31, 2011	75	$6.01	7.1

Outstanding at December 31, 2011	439	$5.27	8.8
Granted	812	$1.66
Forfeited/expired	(59)	$4.83
Outstanding at March 31, 2012	1,191	$2.83	9.4
Vested and expected to vest at March 31, 2012	787	$3.03	9.3
Exercisable at March 31, 2012	114	$5.35	7.7

As of March 31, 2012, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price on March 31, 2012 which would have been received by the option holders had all option holders exercised their options as of that date.

0.9 million options were granted under the share option plan for the nine months ended March 31, 2012. The weighted-average fair values of the options granted under the share option plans was $1.66 per option and $4.95 per option for the three months ended March 31, 2012 and 2011, respectively, and was $2.05 per option and $5.06 per option for the nine months ended March 31, 2012 and 2011.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Restricted Stock Units

During the first quarter of fiscal year 2011, Wolfgang Maasberg was appointed President and Chief Executive Officer of the Company and a member of the Board. The Company granted Mr. Maasberg 100,000 common stock options and 300,000 RSUs as stock-based compensation. Mr. Maasberg’s stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters. During the first quarter of fiscal year 2012, 75,000 RSUs of Mr. Maasberg vested. In accordance with the terms of his award agreement, 27,333 shares of RSUs that vested were net-share settled such that the Company withheld that number of shares with a value equal to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted cash in the amount equal to such withholding taxes to the appropriate taxing authorities. During the second and third quarters of fiscal year 2012, one fourth of the annual shares vested of 18,750, and similarly, were net settled the same as the first quarter of fiscal year 2012, for the applicable income and other employment taxes. Fair value of the $1.5 million of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $4.95 per share market price. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period of the award, which is typically the RSUs vesting term of four years. Total expense for RSUs for the three and nine months ended March 31, 2012 was $93 thousand and $279 thousand, respectively.

As of March 31, 2012, unamortized stock-based compensation expense associated with RSUs was $884 thousand. The Company expects to recognize this cost associated with RSUs over a weighted-average period of 2.4 years.

Reserved Shares of Common Stock

On November 18, 2011, the Company amended its 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by an additional 653,333 shares. As of March 31, 2012, the Company had reserved 609 thousand shares of common stock, under its Plan for the awarding of future stock options and settlement of outstanding restricted stock units.

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

During the third quarter of fiscal year 2012, the Company entered into $26 thousand in new capital leases for computer equipment for its data center operations.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2012	278	285	14	577	169	746
Fiscal Year 2013	1,063	925	46	2,035	615	2,650
Fiscal Year 2014	1,008	19	34	1,061	507	1,568
Fiscal Year 2015	800	-	16	816	115	931
Thereafter	506	-	-	506	-	506
Total	$3,655	$1,229	$110	$4,995	$1,406	$6,401
Less amounts representing interest					(78)
Present value minimum lease payments					$1,328
Less short-term portion					(593)
Long-term portion					$735

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

As of March 31, 2012, there have been no material developments in the Company’s litigation matters since it filed its Annual Report on Form 10-K for fiscal year ended June 30, 2011.

Note 12 – Subsequent Events

On April 18, 2012, the Company entered into a Ninth Amendment (“Ninth Amendment”) to the Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (“Bank”). The Ninth Amendment revises the terms of the Loan Agreement. See Note 5.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

During the first quarter of fiscal year 2012 we initiated a reduction in workforce in an effort to obtain greater operating efficiencies. In the second quarter of fiscal 2012, we continued efforts to streamline the organization by realigning responsibilities primarily within our sales, research and administrative departments, while continuing to invest in future growth initiatives, such as new products and expanded market presence. In the first and second quarter of fiscal 2012, the Company reduced headcount by 49 and 31, respectively. As a result of our efforts to reduce expenses we have seen a profit for the three months ended March 31, 2012.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Revenue Recognition

We recognize revenue from both recurring and non-recurring sources. Our recurring revenue includes subscription, support, and maintenance revenue. We recognize revenue from providing hosting and professional services and licensing our software products to our customers.

We recognize revenue when all of the following conditions are satisfied:  (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer (for software licenses, revenue is recognized when the customer is given electronic access to the licensed software); (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

Subscription and Other Services Revenue

We generate services revenue from several sources, including hosted software services bundled with technical support (maintenance) services and professional services. Our subscription revenue includes revenue from our Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. We recognize subscription revenue in two ways: (1) based on the subscription plan defined in the agreement with specified monthly volume, and (2) based on actual usages at rates specified in the agreement. Additionally, we invoice excess usage and recognize it as revenue when incurred.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three and nine month ended, March 31, 2012, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

For transactions entered into or materially modified after July 1, 2010, we allocate consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For the three and nine months ended March 31, 2012, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the three and nine months ended March 31, 2012, and is not anticipated to become material for the remainder of fiscal year 2012.

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Financial Results of Operations

Three and Nine Months Ended March 31, 2012 Compared to Three and Nine Months Ended March 31, 2011

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Subscription revenue:
Lyris HQ revenue	55%	47%	51%	45%
Legacy revenue	23%	29%	23%	31%
Total subscription revenue:	78%	76%	74%	76%
Support and maintenance revenue	10%	8%	10%	9%
Professional services revenue	8%	13%	11%	11%
Software revenue	4%	3%	5%	4%
Total revenue	100%	100%	100%	100%
Cost of revenue	50%	42%	50%	49%
Gross profit	50%	58%	50%	51%
Operating expenses:
Sales and marketing	19%	31%	24%	34%
General and administrative	23%	20%	23%	21%
Research and development	3%	10%	3%	6%
Amortization of customer relationships and trade names	1%	3%	4%	4%
Goodwill Impairment	0%	0%	31%	0%
Impairment of Capitalized Software	0%	0%	1%	0%
Total operating expenses	46%	64%	86%	65%
Income (Loss) from operations	6%	-6%	-36%	-14%
Interest income	0%	0%	0%	0%
Interest expense	-1%	0%	-1%	0%
Other (expense) income	0%	-1%	0%	0%
Income (Loss) from operations before income taxes	5%	-7%	-37%	-14%

Income tax (benefit) provision	-1%	-1%	0%	0%
Net income (loss)	6%	-6%	-37%	-14%
Less: Net loss attributable to noncontrolling interest	0%	0%	0%	0%
Net income (loss) attributable to Lyris, Inc.	6%	-6%	-37%	-14%

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Revenues

	Three Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Subscription revenue:
Lyris HQ revenue	$5,040	$4,760	280	6%
Legacy revenue	2,120	2,878	(758)	(26%)
Total subscription revenue:	7,160	7,638	(478)	(6%)
Support and maintenance revenue	946	846	100	12%
Professional services revenue	783	1,340	(557)	(42%)
Software revenue	374	272	102	38%
Total revenue	$9,263	$10,096	$(833)	(8%)

	Nine Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Subscription revenue:
Lyris HQ revenue	$15,071	$13,861	1,210	9%
Legacy revenue	6,894	9,357	(2,463)	(26%)
Total subscription revenue:	21,965	23,218	(1,253)	(5%)
Support and maintenance revenue	2,829	2,748	81	3%
Professional services revenue	3,344	3,209	135	4%
Software revenue	1,354	1,368	(14)	(1%)
Total revenue	$29,492	$30,543	$(1,051)	(3%)

Subscription Revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application, and from customers purchasing additional offerings. Our subscription revenue includes revenue from our Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. Subscription revenue was $7.2 million or 78% of our total revenue for the three months ended March 31, 2012, compared to $7.6 million or 76% of our total revenue for the three months ended March 31, 2011, a decrease of $0.4 million or 6%. Subscription revenue was $21.9 million or 74% of our total revenue for the nine months ended March 31, 2012, compared to $23.2 million or 76% of our total revenue for the nine months ended March 31, 2011, a decrease of $1.3 million or 5%. Subscription revenue related to legacy for the three and nine months ended March 31, 2012 declined compared to the same periods in fiscal year 2011, primarily due to ending contracts with low priced subscriptions and management’s decision to end of life some low value legacy products. Subscription revenue related to Lyris HQ for the three and nine months ended March 31, 2012 increased compared to the same periods in fiscal year 2011 primarily as a result of transitioning our current customer base from legacy products to Lyris HQ.

Support and Maintenance Revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $0.9 million or 10% of our total revenue for the three months ended March 31, 2012, compared to $0.8 million or 8% of our total revenue for the three months ended March 31, 2011, an increase of $0.1 million or 12%. Support and maintenance revenue was $2.8 million or 10% of our total revenue for the nine months ended March 31, 2012, compared to $2.7 million or 9% of our total revenue for the nine months ended March 31, 2011, an increase of $0.1 million or 3%. Support and maintenance revenue increased slightly due to lower customer attrition combined with efforts in customer support to increase support contract sales.

Professional Services Revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $0.8 million or 8% of our total revenue for the three months ended March 31, 2012, compared to $1.3 million or 13% of our total revenue for the three months ended March 31, 2011, a decrease of $0.5 million or 42%. Professional services revenue was $3.3 million or 11% of our total revenue for the nine months ended March 31, 2012, compared to $3.2 million or 11% of our total revenue for the nine months ended March 31, 2011, an increase of $0.1 million or 4%.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Professional services revenue decreased for the three months ended March 31, 2012 compared to the same period in fiscal year 2011 primarily due to one-time revenue recognized from a specific customer in the three months ended March 31, 2011 of $0.5 million creating a spike in the three months ended March 31, 2011. Professional services revenue for the nine months ended March 31, 2012 increased compared to the prior periods, primarily due to the continued expansion of our professional service and full service offerings in the U.S. market and the addition of customers in our foreign divisions of Australia and United Kingdom. Although we expect to see this continue to increase in the coming quarters, actual results may vary due to market uncertainties.

Software Revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.4 million or 4% of our total revenue for the three months ended March 31, 2012, compared to $0.3 million or 3% of our total revenue for the three months ended March 31, 2011, an increase of $0.1 million or 38%. Software revenue was $1.4 million or 5% of our total revenue for the nine months ended March 31, 2012, remaining flat as compared to the nine months ended March 31, 2011.

Software revenue increased for the three month ended March 31, 2012 compared to the same period in fiscal year 2011 primarily because we are focusing on sales of our SaaS-based solutions and services.

Cost of Revenue

Cost of revenue includes expenses primarily related to engineering employee salaries and related costs, support and hosting of our services, data center costs, amortization of developed technology, depreciation of computer equipment, website development costs, credit card fees and allocated overhead costs.

	Three Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Cost of revenue	$4,601	$4,290	$311	7%

	Nine Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Cost of revenue	$14,615	$15,011	$(396)	(3)%

Cost of revenue for the three months ended March 31, 2012 and 2011 was $4.6 million and $4.3 million, respectively, an increase of $0.3 million or 7%. As a percentage of total revenue, cost of revenue increased to 50% for the three months ended March 31, 2012 from 42% for the three months ended March 31, 2011. The increase in cost of revenue was attributable to a $0.4 million increase in amortization of certain developed technologies related to new product development efforts of our capitalized software, a $0.3 million increase of payroll related costs, offset by a $0.4 million decrease in allocation of research and development costs.

Cost of revenue for the nine months ended March 31, 2012 and 2011 was $14.6 million and $15.0 million, respectively, a decrease of $0.4 million or 3%. As a percentage of total revenue, cost of revenue increased to 50% for the nine months ended March 31, 2012 from 49% for the nine months ended March 31, 2011. The increase in cost of revenue was attributable to a $1.5 million increase in amortization of certain developed technologies related to new product development efforts and our capitalized software, offset by a decrease of $0.8 million in facilities related expenses and a decrease of $0.3 million in consulting fees. Over the past year as we released new Lyris HQ functionality for our customers, we transitioned employee focus from product development to product support and maintenance activities in the production environment.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Gross Profit

	Three Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Gross profit	$4,662	$5,806	$(1,144)	(20)%

	Nine Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Gross profit	$14,877	$15,532	$(655)	(4)%

Gross profit for the three months ended March 31, 2012 and 2011 was $4.7 million and $5.8 million, respectively, a decrease of $1.1 million or 20%. As a percentage of total revenue, gross profit decreased to 50% for the three months ended March 31, 2012 from 58% for the three months ended March 31, 2011. The decrease in gross profit was attributable to an increase of $0.3 million in cost of revenue related to our new product development efforts, and a decrease of $0.8 million in revenue.

Gross profit for the nine months ended March 31, 2012 and 2011 was $14.9 million and $15.5 million, respectively, a decrease of $0.6 million or 4%. As a percentage of total revenue, gross profit decreased to 50% for the nine months ended March 31, 2012 from 51% for the nine months ended March 31, 2011. The decrease in gross profit was attributable to a decrease of $0.4 million in cost of revenue, offset by a $1.0 million decrease in revenue.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Operating Expenses

	Three Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Sales and marketing	$1,729	$3,110	$(1,381)	(44)%
General and administrative	2,121	2,057	64	3%
Research and development	237	1,042	(805)	(77)%
Amortization and impairment of customer relationships and trade names	51	338	(287)	(85)%
Impairment of goodwill	-	-	-	0%
Impairment of capitalized software	-	-	-	0%
Total operating expenses	$4,138	$6,547	$(2,409)	(37)%

	Nine Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Sales and marketing	$7,024	10,485	$(3,461)	(33)%
General and administrative	6,817	$6,362	455	7%
Research and development	911	1,765	(854)	(48)%
Amortization and impairment of customer relationships and trade names	1,286	1,192	94	8%
Impairment of goodwill	9,000	-	9,000	0%
Impairment of capitalized software	385	-	385	0%
Total operating expenses	$25,423	$19,804	$(3,766)	(19)%

Sales and marketing

Sales and marketing expense consists of payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with advertising, promotions, trade shows, seminars and other marketing programs.

Sales and marketing expense for the three months ended March 31, 2012 and 2011 was $1.7 million and $3.1 million, respectively, a decrease of $1.4 million or 44%. As a percentage of net revenue, sales and marketing expense decreased to 19% for the three months ended March 31, 2012 from 31% for the three months ended March 31, 2011. The decrease in sales and marketing expense was attributable to $0.5 million decrease in headcount related expenses due to the reduction in workforce a $0.9 million reduction in advertising and related spend.

Sales and marketing expense for the nine months ended March 31, 2012 and 2011 was $7.0 million and $10.5 million, respectively, a decrease of $3.5 million or 33%. As a percentage of net revenue, sales and marketing expense decreased to 24% for the nine months ended March 31, 2012 from 34% for the nine months ended March 31, 2011. The decrease in sales and marketing expense was attributable to $1.2 million decrease in headcount related expenses due to the reduction in workforce and a $2.3 million reduction in advertising and related spend.

General and administrative

General and administrative expense consists primarily of compensation and benefits for administrative personnel, professional services such as consultants, legal fees, and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

General and administrative expense for the three months ended March 31, 2012 and 2011 remained flat at $2.1 million, respectively. As a percentage of net revenue, general and administrative expense increased to 23% for the three months ended March 31, 2012 from 20% for the three months ended March 31, 2011.

General and administrative expense for the nine months ended March 31, 2012 and 2011 was $6.8 million and $6.4 million, respectively, an increase of $0.4 million or 7%. As a percentage of net revenue, general and administrative expense increased to 23% for the nine months ended March 31, 2012 from 21% for the nine months ended March 31, 2011. The increase in general and administrative expense was primarily due to an increase in various operational expenses such as legal and consulting fees.

Research and development

Research and development expense consists of payroll, employee benefits, stock-based compensation and other headcount-related expenses associated with product research. Upon achievement of technical feasibility, the majority of the company’s total product development expenses are accounted for in cost of revenue, either directly or as amortization of capitalized software.

Research and development expense for the three months ended March 31, 2012 and 2011 was $0.2 million and $1.0 million, respectively, a decrease of $0.8 million or 77%. As a percentage of net revenue, research and development expense decreased to 3% for the three months ended March 31, 2012 from 10% for the three months ended March 31, 2011. The decrease in research and development expense was attributable to software capitalization of product development and quality assurance efforts and a shift in the focus of engineering resources from the production environment to product development.

Research and development expense for the nine months ended March 31, 2012 and 2011 was $0.9 million and $1.8 million, respectively, a decrease of $0.9 million or 48%. As a percentage of net revenue, research and development expense decreased to 3% for the nine months ended March 31, 2012 from 6% for the nine months ended March 31, 2011. The decrease in research and development expense was attributable to software capitalization of product development and quality assurance efforts and a shift in the focus of engineering resources from the production environment to product development. Over the past year, we achieved certain product development milestones and made the related product functionality available to our customers resulting in a reduction of research and development costs.

Amortization of customer relationships and trade names

Amortization and impairment of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense for the three months ended March 31, 2012 and 2011 was $0.1 million and $0.3 million, respectively, a decrease of $0.2 million or 85%. As a percentage of net revenue, amortization of customer relationships and trade names expense decreased to 1% for the three months ended March 31, 2012 from 3% for the three months ended March 31, 2011. The decrease in amortization of trade names is due to the full write off of Sparklist and Uptilt trade names in the second quarter fiscal year 2012.

Amortization of customer relationships and trade names expense for the nine months ended March 31, 2012 and 2011 was $1.3 million and $1.2 million, respectively, an increase of $0.1 million or 8%. As a percentage of net revenue, amortization of customer relationships and trade names expense remained relatively flat at 4% for the nine months ended March 31, 2012 and 2011.

Impairment of capitalized software

Impairment of capitalized software consists of internal-use software, which was intended to provide a major feature upgrade to The Lyris HQ application. The internal-use software had been in the application development stage since the fourth quarter of fiscal year 2011. Throughout the life of the project, $0.4 million in costs have been accounted for as capitalized software. In the second quarter of fiscal year 2012, a reduction in headcount resulted in the re-grouping of teams working on each internal-use software project and management determined that it was no longer probable that the internal-use software would be completed and placed in service since it was not expected to provide any substantive service potential to the Lyris HQ application. A full impairment of $0.4 million was recorded for the nine months ended March 31, 2012.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Interest expense

	Three Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Interest expense	$(108)	$(24)	$(84)	350%

	Nine Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Interest expense	$(296)	$(57)	$(239)	419%

Interest expense relates to our revolving line of credit with Comerica Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense for the three months ended March 31, 2012 and 2011 was $0.1 million and $24 thousand, respectively, an increase of $0.8 million or 350%. The increase in interest expense was primarily attributable to a higher average balance in our revolving line of credit of $4.1 million at March 31, 2012 compared to an average balance of $1.7 million at March 31, 2011.

Interest expense for the nine months ended March 31, 2012 and 2011 was $0.3 million and $57 thousand, respectively, an increase of $0.2 million or 419%. The increase in interest expense was primarily attributable to a higher average balance of $4.0 million in our revolving line of credit of for the nine months ended March 31, 2012 compared to an average balance of $1.4 million for the nine months ended March 31, 2011.

Income tax provision

Our effective tax rates for the nine months ended March 31, 2012 and 2011 were (0.6%) and (1.2%), respectively. For additional information about income taxes, refer to Note 6 of the Notes to (Unaudited) Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of March 31, 2012 was from the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank which matures on April 30, 2013, (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail information). As of March 31, 2012, our availability under this credit facility was approximately $0.1 million. As of March 31, 2012, our cash and cash equivalents totaled $1.4 million compared to $0.2 million at the fiscal year ended June 30, 2011. As of March 31, 2012, our accounts receivable, less allowances, totaled $5.1 million compared to $6.3 million at the fiscal year ended June 30, 2011.

			Change
	March 31, 2012	June 30, 2011	$	Percent
	(In thousands, except percentages)
Accounts Receivable	$6,387	$7,264	$(876)	(12)%
Allowance for Doubtful Accounts	(1,248)	(936)	(312)	33%
Total - Accounts receivable	$5,139	$6,328	$(1,189)	(19)%

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Accounts receivables decreased $1.2 million or 19% for the nine months ended March 31, 2012 due to a $0.8 million decrease in accounts receivable due to higher collections relative to amounts invoiced as a result of improved collection processes. Allowance for Doubtful Accounts (“Allowance”) increased $0.3 million or 33% for the nine months ended March 31, 2012 as a result of our routine evaluation of customer balances with special focus on our new subsidiary in Australia. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements and (iii) capital expenditures, including periodic acquisitions.

On April 18, 2012, the Company entered into a Ninth Amendment (“Ninth Amendment”) to the Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (“Bank”). The Ninth Amendment revises the financial covenant requiring the Company to maintain earnings before interest, taxes, depreciation and amortization (“EBITDA”) not less than specified amounts, by lowering the EBITDA minimum requirements, which are measured on a trailing three month basis (See Note 5). The Ninth Amendment also revises the existing line of credit of $2,500,000 (“Existing Line”) to $3,500,000 revolving line (“Revolving Line”). The amount available under the Revolving Line is limited by a borrowing base, which is 80% of the amount of the aggregate of our accounts receivable, less certain exclusions.

We believe our existing cash and cash equivalents, and cash flow from operations resulting from decreased headcount costs and stable sales will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months. We have maintained a strong working relationship with Comerica Bank since we signed our first agreement and are meeting our EBITDA requirements as set by our agreement.

Costs incurred in the first and second quarter of fiscal year 2012 included one-time charges associated with the reorganization of our Company. We do not expect to incur these costs in the near future. During the second and third quarter of fiscal year 2012, we had to draw upon our revolving line of credit to fund the operations of our Company. While this fiscal year has been challenging, we still expect we will maintain long-term growth in our hosted revenue offerings, particularly with Lyris HQ, and increase efficiency within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

In summary, our cash flows were as follows for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$1,655	$95
Net cash used in investing activities	(3,438)	(1,855)
Net cash provided by financing activities	2,960	1,601
Effect of exchange rate changes on cash	(20)	47
Increase (decrease) in cash and cash equivalents	$1,157	$(112)

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Operating Activities

Net cash flows provided by operating activities were $1.7 million for the nine months ended March 31, 2012 as compared to $0.1 million for the nine months ended March 31, 2011, an improvement of $1.6 million.

Net cash flow used in operating activities for the nine months ended March 31, 2012 included a net loss of $10.9 million, compared to a net loss in the nine months ended March 31, 2011 of $4.3 million. The $10.9 million net loss in the nine months ended March 31, 2012 included $11.2 million of non-cash charges to reconcile net loss to net cash provided by operating activities. The largest of these non-cash charges consisted of $9.0 million for the impairment of goodwill associated with Lyris Technologies and EmailLabs recorded in the second quarter fiscal year 2012, $0.9 million of depreciation, an $0.3 million increase in the provision for bad debt and $0.5 million in write offs or uncollectible accounts receivable, and $0.5 million of amortization of developed technology made up a large portion of the total non-cash charges. Non-cash charges to reconcile net loss to net cash provided by operating activities in the prior year nine months ended was $4.2 million.

Changes in assets and liabilities had a negative effect on cash flows provided by operating activities, due largely to a $0.6 million decline in deferred revenue during the nine months ended March 31, 2012, followed by $0.8 million increase in accounts payable and accrued expense, exclusive of the effect of payments on capital leases. Gross accounts receivable declined by $0.9 million, which was primarily due to an increase in our collection effectiveness.

Investing Activities

Net cash flows used in investing activities were $3.4 million for the nine months ended March 31, 2012 as compared to net cash flows used in investing activities of $1.9 million for the nine months ended March 31, 2011. Net cash flow used in investing activities for the nine months ended March 31, 2012 consisted of $2.9 million in capitalized software expenditures, and $0.5 million used in purchasing property and equipment consisting of computer equipment for its data center operations. Net cash flow used in investing activities for the nine months ended March 31, 2011 was primarily due to our investment in SiteWit. Net cash flow used in investing activities for the nine months ended March 31, 2011 consisted of $0.7 million payment for equity investments in SiteWit, $0.8 million in capitalized software expenditures, and $0.4 million used in purchasing property and equipment consisting of computer equipment for its data center operations.

Financing Activities

Net cash flows provided by financing activities were $2.9 million for the nine months ended March 31, 2012 as compared to net cash flows provided by financing activities of $1.6 million for the nine months ended March 31, 2011. The improvement in cash flow for the nine-month period was primarily due to net proceeds over payments from our revolving line of credit with Comerica Bank. Net cash flow provided by financing proceeds over payments for the nine months ended March 31, 2012 consisted of $1.4 million in net proceeds over payment from our revolving line of credit with Comerica Bank and $1.9 million proceeds from the sale of stock in the second quarter of fiscal year 2012, offset by $0.4 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations. Net cash flow provided by financing activities for the nine months ended March 31, 2011 consisted of $1.8 million in net payments over proceeds from our revolving line of credit with Comerica Bank offset by $0.1 million in purchases of treasury stock from our former CEO, Mr. Luis Rivera in accordance with the terms of his termination agreement and $0.1 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements since we filed our Annual Report on Form 10-K for the fiscal year 2011 ended June 30, 2011.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Revolving Line of Credit

For a summary description of our credit facility with Comerica Bank, please refer to Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2012, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect,our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under the caption “Legal claims” in Note 11 to the Notes to (Unaudited) Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As of March 31, 2012, there have been no material developments in the Company’s litigation matters since it filed its 2011 Annual Report on Form 10-K for fiscal year ended June 30, 2011.

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

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

None

ITEM 5.     OTHER INFORMATION

Not applicable.

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

ITEM 6.   EXHIBITS

			Incorporated by Reference

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)
3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)
3.3	Certificate of Amendment to Certificate of Incorporation of the Company.	8-K	3/5/12	3.1
3.4	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J.L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)
3.5	Certificate of Ownership and Merger, merging Lyris, Inc, with and into J.L. Halsey Corporation.	8-K	10/31/07	3.2
3.6	First Amended and Restated Bylaws of the	8-K	2/21/07	3.3

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Section 1350 Certification of Chief Executive Officer
32.1*	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomoy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2012
LYRIS, INC.

	By:	/s/ Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer and President

By:	/s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer

