Form 10-Q/A
period 2012-03-31
LYRIS, INC.
filed 2012-05-24
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

9,411,083 shares of $.01 Par Value Common Stock as of May 24, 2012

EXPLANATORY NOTE

Lyris, Inc. ("Company") is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the "Original Form 10-Q"), filed with the Securities and Exchange Commission on May 10, 2012, to correct the issued and outstanding share number as of March 31, 2012 in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2012 and June 30, 2011 in Part I, Item 1 "Financial Statements" and to correct its disclosures in Note 6 - Income Taxes of Notes to Consolidated Financial Statements in Part I, Item 1 "Financial Statements" and under "Subscription Revenue," "Cost of Revenue," "Operating Expenses" and "Liquidity, Capital Resources and Financial Condition" in Part I, Item 2."Management's Discussion and Analysis of Financial Condition and Results of Operations."

Pursuant to Rule 12-b-15 under the Securities Exchange Act of 1934, as amended this Amendment contains the complete text of the Items where revised disclosure is presented.

This Amendment should be  read  in  conjunction with the Original Form 10-Q,  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Form 10-Q.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

LYRIS, INC. AND SUBSIDIARIES

Amendment No. 1 to

Quarterly Report on Form 10-Q

For Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	June 30,
	2012	2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,401	$244
Accounts receivable, less allowances of $1,248 and $936, respectively	5,139	6,328
Prepaid expenses and other current assets	784	851
Deferred income taxes	943	882
Total current assets	8,267	8,305
Property and equipment, net	6,065	3,139
Intangible assets, net	5,343	6,701
Goodwill	9,791	18,791
Other long-term assets	851	899
TOTAL ASSETS	$30,317	$37,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,155	$4,628
Revolving line of credit	4,714	3,285
Capital lease obligations - short-term	593	192
Income taxes payable	220	231
Deferred revenue	3,833	4,388
Total current liabilities	13,515	12,724
Other long-term liabilities	218	539
Capital lease obligations - long-term	735	165
TOTAL LIABILITIES	14,468	13,428
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.01 par value; authorized 40,000 shares; 9,411 and 8,082 issued and outstanding shares at March 31, 2012 and June 30, 2011, respectively	1,414	1,214
Additional paid-in capital	267,247	265,075
Accumulated deficit	(252,716)	(241,813)
Treasury stock, at cost 11 shares held at March 31, 2012 and June 30, 2011	(56)	(56)
Accumulated Other Comprehensive Income	141	159
Total stockholders’ equity controlling interest	16,030	24,579
Total stockholders’ equity noncontrolling interest	(181)	(172)
Total stockholders' equity	15,849	24,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,317	$37,835

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

Note 6 - Income Taxes

The Company’s effective tax rates for the nine months ended March 31, 2012 and 2011 were (0.6%) and 1.2%, respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to the Company’s actual income tax provisions for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
	2012	%	2011	%
	(In thousands)
Income tax expense at the statutory rate	(3,794)	35.00%	$(1,534)	35.0%
State income taxes, net of federal benefit	53	(0.5%)	(36)	0.8%
Utilization of NOL carryover	-	-	-	-
Amortization of intangible assets	576	(5.3%)	533	(12.2%)
Goodwill Impairment	3,150	(29.1%)	-	-
Impact of Foreign Operations	11	(0.1%)	528	(12.1%)
Difference between AMT and statutory federal income tax rates	1,626	(15.0%)	657	(15.0%)
Refunds	41	(0.4%)	-	-
Other, net	(1,611)	14.9%	(202)	4.7%
Change in valuation reserve	9	(0.1%)	-	-
Income tax provision (benefits)	$61	(0.6%)	$(54)	1.2%

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

Subscription Revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application, and from customers purchasing additional offerings. Our subscription revenue includes revenue from our Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. Subscription revenue was $7.2 million or 78% of our total revenue for the three months ended March 31, 2012, compared to $7.6 million or 76% of our total revenue for the three months ended March 31, 2011, a decrease of $0.4 million or 6%. Subscription revenue was $22.0 million or 74% of our total revenue for the nine months ended March 31, 2012, compared to $23.2 million or 76% of our total revenue for the nine months ended March 31, 2011, a decrease of $1.2 million or 5%. Subscription revenue related to legacy for the three and nine months ended March 31, 2012 declined compared to the same periods in fiscal year 2011, primarily due to ending contracts with low priced subscriptions and management’s decision to end of life some low value legacy products. Subscription revenue related to Lyris HQ for the three and nine months ended March 31, 2012 increased compared to the same periods in fiscal year 2011, primarily as a result of larger actual and committed volumes from existing customers, as well as sales to new customers, partially offset by customer turnover.

Support and Maintenance Revenue

Support and maintenance revenue is primarily comprised of customer service and recurring support for our products. Support and maintenance revenue was $0.9 million or 10% of our total revenue for the three months ended March 31, 2012, compared to $0.8 million or 8% of our total revenue for the three months ended March 31, 2011, an increase of $0.1 million or 12%. Support and maintenance revenue was $2.8 million or 10% of our total revenue for the nine months ended March 31, 2012, compared to $2.7 million or 9% of our total revenue for the nine months ended March 31, 2011, an increase of $0.1 million or 3%. Support and maintenance revenue increased slightly due to lower customer attrition combined with efforts in customer support to increase support contract sales.

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

Cost of revenue for the three months ended March 31, 2012 and 2011 was $4.6 million and $4.3 million, respectively, an increase of $0.3 million or 7%. As a percentage of total revenue, cost of revenue increased to 50% for the three months ended March 31, 2012 from 42% for the three months ended March 31, 2011. The increase in cost of revenue was attributable to a $0.4 million increase in capitalized software, a $0.1 million increase in amortization of certain developed technologies related to new product development efforts of our capitalized software, offset by a $0.2 million decrease of payroll related costs.

Cost of revenue for the nine months ended March 31, 2012 and 2011 was $14.6 million and $15.0 million, respectively, a decrease of $0.4 million or 3%. As a percentage of total revenue, cost of revenue increased to 50% for the nine months ended March 31, 2012 from 49% for the nine months ended March 31, 2011. Engineering employee salaries and related expense allocated to the statements of operations decreased as personnel were increasingly deployed to new product development efforts, which costs were then reflected in the balance sheet as capitalized software development. As a result, during the nine months ended March 31, 2012, engineering employee salaries and related expense decreased $1.9 million, or 19%, while capitalized software increased $1.8 million, or 249%. We also realized significant increases in our data center expense for the support and hosting of our subscription services, which increased $0.7 million, or 39%, during the nine months ended March 31, 2012. The increase was due in large part to the addition of our Milpitas facility, without yet having shut down Sunnyvale and Fremont as we execute on our migration strategy. Amortization of developed technology and depreciation of computer equipment did not change significantly during the period, but through our cost control efforts, we have been able to achieve a 70% reduction in the various support costs such as website development, processing fees, and allocated overhead, achieving a $0.2 million decrease in the nine months ended March 31, 2012.

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

Gross profit for the nine months ended March 31, 2012 and 2011 was $14.9 million and $15.5 million, respectively, a decrease of $0.6 million or 4%. As a percentage of total revenue, gross profit decreased to 50% for the nine months ended March 31, 2012 from 51% for the nine months ended March 31, 2011. The decrease in gross profit was attributable to a decrease of $0.4 million in cost of revenue, offset by a $1.1 million decrease in revenue.

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

Sales and marketing expense for the nine months ended March 31, 2012 and 2011 was $7.0 million and $10.5 million, respectively, a decrease of $3.5 million or 33%. As a percentage of net revenue, sales and marketing expense decreased to 24% for the nine months ended March 31, 2012 from 34% for the nine months ended March 31, 2011. The decrease in sales and marketing expense was attributable to $1.8 million decrease in headcount related expenses due to the reduction in workforce and a $1.7 million reduction in advertising and related spend.

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

Interest expense for the nine months ended March 31, 2012 and 2011 was $0.3 million and $0.1 million, respectively, an increase of $0.2 million or 419%. The increase in interest expense was primarily attributable to a higher average balance of $4.0 million in our revolving line of credit of for the nine months ended March 31, 2012 compared to an average balance of $1.4 million for the nine months ended March 31, 2011.

Income tax provision

Our effective tax rates for the nine months ended March 31, 2012 and 2011 were (0.6%) and 1.2%, respectively. For additional information about income taxes, refer to Note 6 of the Notes to (Unaudited) Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of March 31, 2012 was from the issuance of our stock, the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank which matures on April 30, 2013, (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail information). As of March 31, 2012, our availability under this credit facility was approximately $0.1 million. As of March 31, 2012, our cash and cash equivalents totaled $1.4 million compared to $0.2 million at the fiscal year ended June 30, 2011. As of March 31, 2012, our accounts receivable, less allowances, totaled $5.1 million compared to $6.3 million at the fiscal year ended June 30, 2011.

			Change
	March 31, 2012	June 30, 2011	$	Percent
	(In thousands, except percentages)
Accounts Receivable	$6,387	$7,264	$(876)	(12)%
Allowance for Doubtful Accounts	(1,248)	(936)	(312)	33%
Total - Accounts receivable	$5,139	$6,328	$(1,189)	(19)%

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Accounts receivables, net decreased $1.2 million or 19% for the nine months ended March 31, 2012 due to a $0.9 million decrease in accounts receivable due to higher collections relative to amounts invoiced as a result of improved collection processes. Allowance for Doubtful Accounts (“Allowance”) increased $0.3 million or 33% for the nine months ended March 31, 2012 as a result of our routine evaluation of customer balances with special focus on our new subsidiary in Australia. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

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

Net cash flow used in operating activities for the nine months ended March 31, 2012 included a net loss of $10.9 million, compared to a net loss in the nine months ended March 31, 2011 of $4.3 million. The $10.9 million net loss in the nine months ended March 31, 2012 included $11.2 million of non-cash charges to reconcile net loss to net cash provided by operating activities. The largest of these non-cash charges consisted of $9.0 million for the impairment of goodwill associated with Lyris Technologies and EmailLabs recorded in the second quarter fiscal year 2012, $0.9 million of depreciation, a $0.8 million in provision for bad debt and the charge for uncollectable accounts receivable, and $0.5 million of amortization of developed technology made up a large portion of the total non-cash charges. Non-cash charges to reconcile net loss to net cash provided by operating activities in the prior year nine months ended was $4.2 million.

Changes in assets and liabilities had a negative effect on cash flows provided by operating activities, due largely to a $0.8 million increase in accounts payable and accrued expense, exclusive of the effect of payments on capital leases, and a $0.6 million decline in deferred revenue during the nine months ended March 31, 2012.. Gross accounts receivable declined by $0.9 million, which was primarily due to an increase in our collection effectiveness.

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

Financing Activities

Net cash flows provided by financing activities were $3.0 million for the nine months ended March 31, 2012 as compared to net cash flows provided by financing activities of $1.6 million for the nine months ended March 31, 2011. The improvement in cash flow for the nine-month period was primarily due to net proceeds over payments from our revolving line of credit with Comerica Bank. Net cash flow provided by financing proceeds over payments for the nine months ended March 31, 2012 consisted of $1.4 million in net proceeds over payment from our revolving line of credit with Comerica Bank and $1.9 million proceeds from the sale of stock in the second quarter of fiscal year 2012, offset by $0.4 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations. Net cash flow provided by financing activities for the nine months ended March 31, 2011 consisted of $1.8 million in net payments over proceeds from our revolving line of credit with Comerica Bank offset by $0.1 million in purchases of treasury stock from our former CEO, Mr. Luis Rivera in accordance with the terms of his termination agreement and $0.1 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

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

Dated: May 21, 2012
LYRIS, INC.

	By:	/s/ Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer and President

By:	/s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer

LYRIS INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

ITEM 6.   EXHIBITS

Incorporated by Reference

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)
3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)
3.3	Certificate of Amendment to Certificate of Incorporation of the Company.	8-K	3/5/12	3.1
3.4	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J.L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)
3.5	Certificate of Ownership and Merger, merging Lyris, Inc, with and into J.L. Halsey Corporation.	8-K	10/31/07	3.2
3.6	First Amended and Restated Bylaws of the	8-K	2/21/07	3.3

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1	Section 1350 Certification of Chief Executive Officer				X

32.1	Section 1350 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomoy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

