Form 10-Q/A
period 2011-09-30
LYRIS, INC.
filed 2012-07-16
CIK 1166220

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

8,129,909 shares of $.01 Par Value Common Stock as of November 9, 2011

EXPLANATORY NOTE

Lyris is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 ("Original Form 10-Q"), filed with the Securities and Exchange Commission on November 9, 2011, to reclassify expenses between cost of revenues and research and development. Because this is a change in the classification of expenses, our revenue, total expense, income (loss) from operations, net income (loss), or earnings (loss) per share will not be affected by the restatement. All prior year amounts remain unchanged.

In the first quarter of the current fiscal year, we shifted the focus of the engineering team away from product support, to product development. As a result of this switch, engineering expenses that previously were considered cost of revenues are now reclassified as research and development to better reflect this change in our engineering focus at the time that change occurred. Our engineers are now primarily focused on the development of our next generation product line, and increasing the functionality and enhancing the ease of use of our on-demand software.

Our Audit Committee, after considering all the relevant quantitative and qualitative measures, determined that the change in classification was not material. However, it was decided by our Audit Committee that the quarter ended September 30, 2011 should be restated to reflect the reclassification of engineering expenses as a result of this change in our engineering focus.

Please refer to Note 1 – “Restatement” of our Notes to Condensed Consolidated Financial Statements. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of the following items is contained in this Amendment:

•	Part I, Item 1: Financial Statements
•	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Part I, Item 4: Controls and Procedures

All other items remain unchanged. This Amendment should be read in conjunction with the Original Form 10-Q. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	June 30,
	2011	2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$257	$244
Accounts receivable, less allowances of $1,066 and $936, respectively	5,141	6,328
Prepaid expenses and other current assets	699	851
Deferred income taxes	995	882
Total current assets	7,092	8,305
Property and equipment, net	4,505	3,139
Intangible assets, net	6,450	6,701
Goodwill	18,791	18,791
Other long-term assets	871	899
TOTAL ASSETS	$37,709	$37,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,378	$4,628
Revolving line of credit	4,490	3,285
Capital lease obligations - short-term	246	192
Income taxes payable	275	231
Deferred revenue	4,164	4,388
Total current liabilities	13,553	12,724
Other long-term liabilities	537	539
Capital lease obligations - long-term	232	165
TOTAL LIABILITIES	14,322	13,428
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value; authorized 40,000 shares;	1,219	1,214
Additional paid-in capital	265,173	265,075
Accumulated deficit	(242,920)	(241,813)
Treasury stock, at cost 170 shares held at September 30, 2011 and June 30, 2011	(56)	(56)
Accumulated Other Comprehensive Income	136	159
Total stockholders’ equity controlling interest	23,552	24,579
Total stockholders’ equity noncontrolling interest	(165)	(172)
Total stockholders' equity	23,387	24,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,709	$37,835

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2011 filed with the SEC.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
	(restated)
Revenues:
Subscription revenue	$7,233	$7,648
Support and maintenance revenue	948	959
Professional services revenue	1,184	986
Software revenue	298	518
Total revenues	9,663	10,111
Cost of revenues:
Subscription, support and maintenance, professional services, and software	3,425	5,804
Amortization of developed technology	155	351
Total cost of revenues	3,580	6,155
Gross profit	6,083	3,956
Operating expenses:
Sales and marketing	3,109	3,799
General and administrative	2,337	2,572
Research and development	1,407	318
Amortization of customer relationships and trade names	222	500
Total operating expenses	7,075	7,189
Loss from operations	(992)	(3,233)
Interest expense	(57)	(8)
Interest income	4	5
Other (expense) income, net	(5)	19
Loss from operations before income tax provision	(1,050)	(3,217)
Income tax (benefit) provision	49	(4)
Net loss	(1,099)	(3,213)
Less: Net income attributable to noncontrolling interest	7	-
Net loss attributable to Lyris, Inc.	$(1,106)	$(3,213)

Basic and diluted:
Net loss per share	$(0.14)	$(0.40)

Weighted average shares used in calculating net loss per common share	8,088	8,092

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Note 1 - Restatement

Lyris has restated its previously issued unaudited Consolidated Statements of Operations for the three months ended September 30, 2011, to reflect a change in the classification of expenses between cost of revenues and research and development. Because this is a change in the classification of expenses, its revenue, total expense, income (loss) from operations, net income (loss), or earnings (loss) per share will not be affected by the restatement. All prior year amounts remain unchanged.

Lyris management has determined that product development efforts should be reclassified as research and development expense rather than cost of revenues expense as a result of its reassignment of engineering resources from product support to product development activities beginning in July, 2011. Lyris has restated its cost of revenue and research and development to reflect this reclassification of expenses.

In the first quarter of the current fiscal year, Lyris shifted the focus of the engineering team away from product support, to product development. As a result of this switch, engineering expenses that previously were considered cost of revenues are now reclassified as research and development to better reflect this change in the Company’s engineering focus at the time of that change. Lyris’s engineers are now primarily focused on the development of its next generation product line, and increasing the functionality and enhancing the ease of use of its on-demand software.

The Company’s Audit Committee, after considering all the relevant quantitative and qualitative measures, determined that the change in classification was not material. However, it was decided by its Audit Committee that the quarter ended September 30, 2011 should be restated to reflect the reclassification of engineering expenses that resulted from this change in the Company’s engineering focus.

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously Reported	Restatement Adjustment	As Restated
	(in thousands)(unaudited)
For the three months ended September 30, 2011
Subscription, support and maintenance, professional services, and software	4,446	(1,021)	3,425
Total cost of revenues	4,601	(1,021)	3,580
Gross profit	5,063	1,020	6,083
Research and development	387	1,020	1,407
Total operating expenses	6,055	1,020	7,075

Note 2 – Nature of Business and Basis of Presentation

Lyris is a leading Internet marketing technology company. Its software-as-a-service, or SaaS-based online marketing solutions and services provide customers the ability to build, deliver and manage online, permission-based direct marketing programs and other communications to customers that use online and mobile channels to communicate to their respective customers and members. The Company’s software products are offered to customers on a subscription and license basis.

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

Reclassification and Reverse Stock Split

Certain prior year revenue line items have been reordered to conform to the presentation as of and for the three months ended September 30, 2011.

All share and per share amounts have been restated to reflect its 15-for-1 reverse stock split, which took effect on March 12, 2012.

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

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although the Company’s professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since the Company’s subscription services have standalone value as such services are often sold separately, but do not have VSOE, the Company uses ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three months ended, September 30, 2011 and fiscal year 2011, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. The Company determined ESP of fair value for subscription services based on the following:

•	The Company has defined processes and controls to ensure its pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information and actual pricing trends, management establishes or modifies the pricing.

•	The Company identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple-element arrangements and those sold on a standalone basis.

•	The Company analyzed the population of items sold by stratifying the population by product type and level, and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value. Additionally, the Company gathered and analyzed sales’ team feedback gained from interaction with customers and similar activities. This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products Lyris offers and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

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

Note 3 – Recent Accounting Standards

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

Note 4 – Other Long-term Assets

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

During the first quarter of fiscal year 2012, the Company changed its accounting in SiteWit from the equity method to the cost method due to the decrease in ownership that resulted from the Termination Agreement. At September 30, 2011, the Company held SiteWit at its carrying value of $670 thousand. Periodically, the Company assesses whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the other-than-temporary impairment is included in earnings.

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

Note 5 – Goodwill, Long-lived Assets and Other Intangible Assets

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

Note 6 – Credit Facility

On August 31, 2011, the Company entered into a Seventh Amendment (“Seventh Amendment”) to the Amended and Restated Loan and Security Agreement with Comerica Bank (“Bank”). The Seventh Amendment revises the terms of the Loan Agreement.

The Seventh Amendment reduced the Company’s existing revolving line of credit from $5,000,000 to $2,500,000 (“Existing Line”). The amount available under the Existing Line is limited by a borrowing base, which is 80% of the amount of the aggregate of its accounts receivable, less certain exclusions. The Seventh Amendment also extends the Company to a second revolving line of credit of $2,500,000 (“Non-Formula Line,” and together with the Existing Line, the “Revolving Lines”). The Revolving Lines mature on April 30, 2012.

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

Repayment of the Revolving Lines is secured by a security interest in substantially all of the Company’s assets. In addition, Mr. William T. Comfort, III, the Company’s Chairman of the Board, agreed to guarantee its repayment of indebtedness under the Seventh Amendment. The Company also agreed to reimburse Mr. Comfort for all amounts paid to the Bank under the guaranty and all costs, fees and expenses incurred by Mr. Comfort under the guaranty. As security for its reimbursement obligations, the Company granted Mr. Comfort a security interest in the same property which secures its obligations under the Loan Agreement. The Company’s indebtedness and obligations to Mr. Comfort are subordinated to the Company’s indebtedness and obligations to the Bank.

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

Note 7 - Income Taxes

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

In accordance with FASB standards, the Company establishes a valuation allowance if it believes that it is more likely than not that some or all of its deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, an audit by a taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Note 9 - Net Loss per Share

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

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Net loss	$(1,099)	$(3,213)

Basic and dilutive:
Weighted average shares outstanding:	8,088	8,092

Basic and dilutive:
Net Loss per share	$(0.14)	$(0.40)

Potentially anti-dilutive stock options were excluded in the dilutive loss per common share calculation for the quarters ended September 30, 2011 and 2010.

Note 10 - Stock-Based Compensation

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Cost of revenues	$–	$32
General and administrative	147	233
Research and development	17	–
Sales and marketing	12	32
Total	$176	$297

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

	Number of options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2011	12,710	$0.34
Granted	1,630	$0.33
Forfeited/expired	(5,117)	$0.32
Outstanding at September 30, 2011	9,223	$0.36	9.0
Vested and expected to vest at September 30, 2011	6,310	$0.36	8.9
Exercisable at September 30, 2011	1,058	$0.44	6.7

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

Note 11 – Segment Information

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

Note 12 - Commitments and Contingencies

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

The Company entered into capital leases of $0.2 million in the first quarter of fiscal year 2012 in connection with acquiring computer equipment for its data center operations. Additionally, subsequent capital leases of $1.2 million entered into in the second quarter of fiscal year 2012 have been included in the table above.

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

Note 13 – Subsequent Events

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

Financial Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(restated)
Subscription revenue	75%	76%
Support and maintenance revenue	10%	9%
Professional services revenue	12%	10%
Software revenue	3%	5%
Total revenue	100%	100%
Cost of revenue	37%	61%
Gross profit	63%	39%
Operating expenses:
Sales and marketing	32%	38%
General and administrative	24%	25%
Research and development	15%	3%
Amortization of customer relationships and trade names	2%	5%
Total operating expenses	73%	71%
Loss from operations	-10%	-32%
Interest expense	-1%	0%
Interest income	0%	0%
Other (expense) income	0%	0%
Loss from operations before income tax provision	-11%	-32%
Income tax (benefit) provision	1%	0%
Net loss	-12%	-32%
Less: Net loss attributable to noncontrolling interest	0%	0%
Net loss attributable to Lyris, Inc.	-12%	-32%

Revenue

	Three Months Ended September 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$7,233	$7,648	$(415)	(5)%
Support and maintenance revenue	948	959	(11)	(1)%
Professional services revenue	1,184	986	198	20%
Software revenue	298	518	(220)	(42)%
Total revenue	$9,663	$10,111	$(448)	(4)%

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

	Three Months Ended September 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$3,580	$6,155	$(2,575)	(42)%

Cost of revenue for the three months ended September 30, 2011 and 2010 was $3.6 million and $6.2 million, respectively, a decrease of $2.6 million or 42%. As a percentage of net revenue, cost of revenue decreased to 37% for the three months ended September 30, 2011 from 61% for the three months ended September 30, 2010. The decrease in cost of revenue for the three months ended September 30, 2011 compared to the same period in fiscal year 2011 was primarily attributable a $2.2 million reduction in engineering compensation and benefits as we transitioned employees focus from product support and maintenance to product development, followed by an $0.2 million increase in cost of sales.

Gross Profit

	Three Months Ended September 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$6,083	$3,956	$2,127	54%

Gross profit for the three months ended September 30, 2011 and 2010 was $6.1 million and $4.0 million, respectively, an increase of $2.1 million or 54%. As a percentage of net revenue, gross profit increased to 63% for the three months ended September 30, 2011 from 39% for the three months ended September 30, 2010. The increase in gross profit for the three months ended September 30, 2011 compared to the same period in fiscal year 2011was primarily attributable to a $2.2 million reduction in engineering compensation and benefits as we transitioned employees focus from product support and maintenance to product development, followed by an $0.2 million increase in cost of sales.

Operating Expenses

	Three Months Ended September 30,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	$3,109	$3,799	$(690)	(18)%
General and administrative	2,337	2,572	(235)	(9)%
Research and development	1,407	318	1,089	342%
Amortization of customer relationships and trade names	222	500	(278)	(56)%
Total operating expenses	$7,075	$7,189	$114	2%

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

Research and development expense for the three months ended September 30, 2011 and 2010 was $1.4 million and $0.3 million, respectively, an increase of $1.1 million or 342%. As a percentage of net revenue, research and development expense increased to 15% for the three months ended September 30, 2011 from 3% for the three months ended September 30, 2010.

The increase in research and development expense for the three months ended September 30, 2011 compared to the same period in fiscal year 2011 was primarily attributable to $0.7 million increase in engineering compensation and benefits as we shifted focus of engineering resources from the production environment to product development, followed by a $0.2 million increased allocation of facilities costs related to engineering headcount.

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

Revolving Line of Credit

For summary description of our revolving credit facility with Comerica Bank, please refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Lyris management subsequently determined that our disclosure controls and procedures and related internal control over financial reporting regarding the expense classification of engineering and quality assurance labor were ineffective, which resulted in a restatement of our previously issued unaudited Consolidated Statements of Operations for the three months ended September 30, 2011, to reflect a change in the classification of expenses between Cost of revenues and Research and development. Because this is a change in the classification of expenses, our revenue, total expense, income (loss) from operations, net income (loss), or earnings (loss) per share will not be affected. All prior year amounts remain unchanged.

We have taken steps to improve the accuracy and timeliness of our financial reporting, including the appropriate classification of costs and expenses, and have put in place revised controls and expanded procedures to address the control deficiencies that we identified.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, Lyris changed the design and operation of our internal control over financial reporting in ways that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  In particular, we expanded the categorization of engineering services to separately identify services related to existing product support and services related to new product development, so that expenses associated with those services could be more accurately classified as cost of revenues or as research and development. These changes did not involve any changes to our internal control over financial reporting associated with capitalizing of software development costs.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2012
By: /s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer
(principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Incorporated by Reference
Exhibit			Date of First	Exhibit	Filed
No.	Description	Form	Filing	Number	Herewith

3.1(a)	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)
3.1(b)	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)
3.1(c)	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)
3.2	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007.	8-K	2/21/07	3.2
10.1	Seventh Amendment to Amended and Restated Loan and Security Agreement by and among Comerica Bank, Lyris, Inc., Lyris Technologies, Inc and Commodore Resources (Nevada), Inc., dated as of August 31, 2011.	8-K	9/06/11	99.1
10.2	Limited Guaranty by William T. Comfort, III, dated as of August 31, 2011.	8-K	9/06/11	99.2
10.3	Pledge and Security Agreement by and between Comerica Bank and William T. Comfort, III, dated as of August 31, 2011.	8-K	9/06/11	99.3
10.4	Reimbursement and Security Agreement by and among William T. Comfort, III, Lyris, Inc., Lyris Technologies, Inc and Commodore Resources (Nevada), Inc., dated as of August 31, 2011.	8-K	9/06/11	99.4
10.5	Subordination Agreement by and between Comerica Bank and William T. Comfort, III dated as of August 31, 2011.	8-K	9/06/11	99.5
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase				X
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1*	Section 1350 Certification of Chief Executive Officer				X
32.2*	Section 1350 Certification of Chief Financial Officer				X

