Form 10-Q/A
period 2011-12-31
LYRIS, INC.
filed 2012-07-16
CIK 1166220

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

9,411,666 shares of $.01 Par Value Common Stock as of February 9, 2012

EXPLANATORY NOTE

Lyris is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 ("Original Form 10-Q"), filed with the Securities and Exchange Commission on February 9, 2012, to reclassify expenses between cost of revenues and research and development. Because this is a change in the classification of expenses, our revenue, total expense, income (loss) from operations, net income (loss), or earnings (loss) per share will not be affected by the restatement. All prior year amounts remain unchanged.

In the first quarter of the current fiscal year, we shifted the focus of the engineering team away from product support, to product development to better reflect this change in our engineering focus at the time that change occurred. As a result of this switch, engineering expenses that previously were considered cost of revenues are now reclassified as research and development. Our engineers are now primarily focused on the development of our next generation product line, and increasing the functionality and enhancing the ease of use of our on-demand software.

Our Audit Committee, after considering all the relevant quantitative and qualitative measures, determined that the change in classification was not material. However, it was decided by our Audit Committee that the quarter ended December 31, 2011 should be restated to reflect the reclassification of engineering expenses as a result of this change in our engineering focus.

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

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended December 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	December 31,	June 30,
	2011	2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,575	$244
Accounts receivable, less allowances of $1,130 and $936, respectively	5,896	6,328
Prepaid expenses and other current assets	546	851
Deferred income taxes	994	882
Total current assets	9,011	8,305
Property and equipment, net	5,467	3,139
Intangible assets, net	5,413	6,701
Goodwill	9,791	18,791
Other long-term assets	865	899
TOTAL ASSETS	$30,547	$37,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,747	$4,628
Revolving line of credit	4,641	3,285
Capital lease obligations - short-term	591	192
Income taxes payable	409	231
Deferred revenue	3,639	4,388
Total current liabilities	14,027	12,724
Other long-term liabilities	545	539
Capital lease obligations - long-term	862	165
TOTAL LIABILITIES	15,434	13,428
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value; authorized 40,000 shares; 9,411 and 8,082 issued and outstanding shares at December 31, 2011 and June 30, 2011, respectively	1,414	1,214
Additional paid-in capital	267,065	265,075
Accumulated deficit	(253,299)	(241,813)
Treasury stock, at cost 170 shares held at December 31, 2011 and June 30, 2011	(56)	(56)
Accumulated Other Comprehensive Income	126	159
Total stockholders’ equity controlling interest	15,250	24,579
Total stockholders’ equity noncontrolling interest	(137)	(172)
Total stockholders' equity	15,113	24,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,547	$37,835

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2011 filed with the SEC.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(restated)		(restated)
Revenues:
Subscription revenue	$7,572	$7,931	$14,805	$15,579
Support and maintenance revenue	934	944	1,883	1,902
Professional services revenue	1,378	882	2,561	1,869
Software revenue	683	577	981	1,096
Total revenues	10,567	10,334	20,230	20,446
Cost of revenues:
Subscription, support and maintenance, professional services, and software	3,557	4,397	6,982	10,201
Amortization of developed technology	212	169	367	520
Total cost of revenues	3,769	4,566	7,349	10,721
Gross profit	6,798	5,768	12,881	9,725
Operating expenses:
Sales and marketing	2,187	3,576	5,296	7,375
General and administrative	2,358	1,733	4,695	4,305
Research and development	1,933	405	3,339	723
Amortization of customer relationships and trade names	1,013	355	1,235	855
Impairment of goodwill	9,000	-	9,000	-
Impairment of capitalized software	385	-	385	-
Total operating expenses	16,876	6,069	23,950	13,258
Loss from operations	(10,078)	(301)	(11,069)	(3,533)
Interest expense	(131)	(25)	(188)	(33)
Interest income	5	4	9	9
Other (expense) income, net	(11)	(32)	(16)	(13)
Loss from operations before income tax provision	(10,215)	(354)	(11,264)	(3,570)
Income tax provision	137	3	186	-
Net loss	(10,352)	(357)	(11,450)	(3,570)
Less: Net income attributable to noncontrolling interest	28	-	36	-
Net loss attributable to Lyris, Inc.	$(10,380)	$(357)	$(11,486)	$(3,570)

Basic and diluted:
Net loss per share	$(1.19)	$(0.04)	$(1.36)	$(0.44)

Weighted average shares used in calculating net loss per common share	8,702	8,082	8,403	8,090

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

Notes to (Unaudited) Condensed Consolidated Financial Statements

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Note 1 - Restatement

Lyris has restated its previously issued unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2011, to reflect a change in the classification of expenses between cost of revenues and research and development. Because this is a change in the classification of expenses, its revenue, total expense, income (loss) from operations, net income (loss), or earnings (loss) per share will not be affected by the restatement. All prior year amounts remain unchanged.

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

The Company’s Audit Committee, after considering all the relevant quantitative and qualitative measures, determined that the change in classification was not material. However, it was decided by its Audit Committee that the quarter ended December 31, 2011 should be restated to reflect the reclassification of engineering expenses that resulted from this change in the Company’s engineering focus.

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously Reported	Restatement Adjustment	As Restated
	(in thousands)(unaudited)
For the three months ended December 31, 2011
Subscription, support and maintenance, professional services, and software	$5,201	$(1,644)	$3,557
Total cost of revenues	5,413	(1,644)	3,769
Gross profit	5,153	1,645	6,798
General and Administrative	2,359	(1)	2,358
Research and development	287	1,646	1,933
Total operating expenses	15,231	1,645	16,876

For the six months ended December 31, 2011
Subscription, support and maintenance, professional services, and software	$9,647	$(2,665)	$6,982
Total cost of revenues	10,014	(2,665)	7,349
Gross profit	10,216	2,665	12,881
Research and development	674	2,665	3,339
Total operating expenses	21,285	2,665	23,950

Note 2 - Nature of Business and Basis of Presentation

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

Reclassification and Reverse Stock Split

Certain prior year revenue line items have been reordered to conform to the presentation as of and for the three and six months ended December 31, 2011.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) which amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

·	Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated;

·	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

·	Require an entity to allocate revenue to an arrangement using the estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of fair value or third-party evidence (“TPE”) of selling price.

Valuation terms are defined as set forth below:

·	VSOE — the price at which the element is sold in a separate stand-alone transaction

·	TPE — evidence from the Company or other companies of the value of a largely interchangeable element in a transaction

·	ESP — the Company’s best estimate of the selling price of an element in a transaction

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

Note 4 – Other Long-term Assets

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

The Company adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and its share price relative to peers. During the first quarter of fiscal year 2012, an overall market decline affected all companies across all industries, thus the decline in the Company’s stock price from $4.20 to $1.80 was considered temporary due to expectations for recovery in the market. However, in the second quarter of fiscal year 2012, the Company’s assessment of relevant events and circumstances conducted on December 31, 2011, considered the stock price having remained flat at $1.65 as of December 31, 2011 in spite of an additional purchase of 1.3 million shares, having no positive market effect on stock price, the Company determined that it was more-likely-than-not that the fair value was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed during the quarter ended December 31, 2011.

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

Note 6 – Credit Facility

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

Note 7 - Income Taxes

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

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	$(10,352)	$(357)	$(11,450)	$(3,570)
Basic and dilutive:
Weighted average shares outstanding:	8,702	8,082	8,576	8,087
Basic and dilutive:
Net Loss per share	$(1.19)	$(0.04)	$(1.33)	$(0.44)

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Cost of revenues	$—	$20	$—	$52
General and administrative	99	136	247	369
Research and development	-	-	-	-
Sales and marketing	4	23	21	55
Total	$99	$179	$276	$476

For the three and six months ended December 31, 2011, total stock-based compensation expense related to stock options included $6 thousand and $90 thousand, respectively, and $93 thousand and $186 thousand, respectively, in expense related to restricted stock units (RSUs). For the three and six months ended December 31, 2010, total stock-based compensation expense of $179 thousand and $476 thousand, respectively, and $92 thousand and $135 thousand, respectively, in expense related to RSUs. The Company determines the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in the Company’s peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on the Company’s peer group’s common stock, the Company’s historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact the Company has no intention of paying dividends in the near term.

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

		Weighted-	Weighted- Average
		Average	Remaining
	Number of	Exercise	Contractual Life in
	options	Price	Years
	(In thousands)
Outstanding at July 1, 2011	12,710	$0.34
Granted	1,630	$0.33
Forfeited/expired	(5,117)	$0.32
Outstanding at September 30, 2011	9,223	$0.36	9.0
Vested and expected to vest at September 30, 2011	6,310	$0.36	8.9
Exercisable at September 30, 2011	1,058	$0.44	6.7
Outstanding at September 30, 2011	9,223	$0.34
Granted	-	$-
Forfeited/expired	(2,640)	$0.35
Outstanding at December 31, 2011	6,583	$0.36	8.8
Vested and expected to vest at December 31, 2011	4,807	$0.36	8.6
Exercisable at December 31, 2011	1,131	$0.40	7.1

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

In October 2009, ASU No. 2009-13 amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

·	Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated;

·	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

·	Require an entity to allocate revenue to an arrangement using the estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence “VSOE” of fair value or third-party evidence (“TPE”) of selling price.

Valuation terms are defined as set forth below:

·	VSOE — the price at which the element is sold in a separate stand-alone transaction

·	TPE — evidence from us or other companies of the value of a largely interchangeable element in a transaction

·	ESP — our best estimate of the selling price of an element in a transaction

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

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for its subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For the three and six month ended, December 31, 2011, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

·	We defined processes and controls to ensure its pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information and actual pricing trends, management establishes or modifies the pricing.

·	We identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple-element arrangements and those sold on a standalone basis.

·	We analyzed the population of items sold by stratifying the population by product type and level, and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value. Additionally, we gathered and analyzed sales’ team feedback gained from interaction with customers and similar activities. This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products we offer and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

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

Financial Results of Operations

Three and Six Months Ended December 31, 2011 Compared to Three and Six Months Ended December 31, 2010

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(restated)		(restated)
Subscription revenue	72%	77%	73%	76%
Support and maintenance revenue	9%	9%	9%	9%
Professional services revenue	13%	9%	13%	9%
Software revenue	6%	6%	5%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue	36%	44%	37%	52%
Gross profit	64%	56%	63%	48%
Operating expenses:
Sales and marketing	21%	35%	27%	36%
General and administrative	23%	17%	24%	21%
Research and development	18%	4%	17%	4%
Amortization of customer relationships and trade names	10%	3%	6%	4%
Goodwill impairment	85%	0%	45%	0%
Impairment of capitalized software	4%	0%	2%	0%
Total operating expenses	160%	59%	118%	65%
Loss from operations	-95%	-3%	-55%	-17%
Interest expense	-1%	0%	-1%	0%
Interest income	0%	0%	0%	0%
Other (expense) income	0%	0%	0%	0%
Loss from operations before income tax provision	-96%	-3%	-56%	-18%
Income tax provision	1%	0%	1%	0%
Net loss	-97%	-3%	-57%	-18%
Less: Net loss attributable to noncontrolling interest	0%	0%	0%	0%
Net loss attributable to Lyris, Inc.	-97%	-3%	-56%	-18%

Revenue

	Three Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$7,572	$7,931	$(359)	(5)%
Support and maintenance revenue	934	944	(10)	(1)%
Professional services revenue	1,378	882	496	56%
Software revenue	682	577	105	18%
Total revenue	$10,567	$10,334	$233	2%

	Six Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Subscription revenue	$14,805	$15,579	$(774)	(5)%
Support and maintenance revenue	1,883	1,902	(19)	(1)%
Professional services revenue	2,561	1,869	692	37%
Software revenue	981	1,096	(115)	(11)%
Total revenue	$20,230	$20,446	$(216)	(1)%

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

	Three Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$3,769	$4,566	$(797)	(17)%

	Six Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Cost of revenue	$7,349	$10,721	$(3,372)	(31)%

Cost of revenue for the three months ended December 31, 2011 and 2010 was $3.8 million and $4.6 million, respectively, an decrease of $0.8 million or 17%. As a percentage of total revenue, cost of revenue decreased to 36% for the three months ended December 31, 2011 from 44% for the three months ended December 31, 2010. The decrease in cost of revenue was primarily attributable to a $1.4 million decrease in engineering compensation and benefits as resources were focused on new product development, offset by reductions in the cost of sales infrastructure and facilities allocation associated with the redeployed headcount. We also experienced a $0.1 million increase in amortization of certain developed technologies related to new product development efforts of our capitalized software, a $0.2 million increase in facilities related to increase in data centers, a $0.2 million increase in publisher payments related to the new Australia subsidiary, and a $0.3 million increase related to the reversal of a royalty accrual that was no longer needed, offset by a decrease of $0.2 million in overhead expenses.

Cost of revenue for the six months ended December 31, 2011 and 2010 was $7.3 million and $10.7 million, respectively, a decrease of $3.4 million or 31%. As a percentage of total revenue, cost of revenue decreased to 37% for the six months ended December 31, 2011 from 52% for the six months ended December 31, 2010. The decrease in cost of revenue was primarily attributable to a $3.6 million decrease in engineering compensation and benefits as resources were focused on new product development, offset by reductions in the cost of sales infrastructure and facilities allocation associated with the redeployed headcount, followed by a $0.3 million increase related to the reversal of a royalty accrual that was no longer needed and a $0.2 million increase in facilities related to increase in data centers, offset by a $0.3 million increase in overhead expenses. Over the past year as we released new Lyris HQ functionality for our customers, we transitioned employee focus from product development to product support and maintenance activities in the production environment.

Gross Profit

	Three Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$6,798	$5,768	$1,030	18%

	Six Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Gross profit	$12,881	$9,725	$3,156	32%

Gross profit for the three months ended December 31, 2011 and 2010 was $6.8 million and $5.8 million, respectively, an increase of $1.0 million or 18%. As a percentage of total revenue, gross profit increased to 64% for the three months ended December 31, 2011 from 56% for the three months ended December 31, 2010. Gross profit for the six months ended December 31, 2011 and 2010 was $12.9 million and $9.7 million, respectively, an increase of $3.2 million or 32%. As a percentage of total revenue, gross profit increased to 63% for the six months ended December 31, 2011 from 48% for the six months ended December 31, 2010.

Operating Expenses

	Three Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	$2,187	$3,576	$(1,389)	(39)%
General and administrative	2,358	1,733	625	36%
Research and development	1,933	405	1,528	377%
Amortization and impairment of customer relationships and trade names	1,013	355	658	185%
Impairment of goodwill	9,000	-	9,000	100%
Impairment of capitalized software	385	-	385	100%
Total operating expenses	$16,876	$6,069	$10,807	178%

	Six Months Ended December 31,		Change
	2011	2010	Dollars	Percent
	(In thousands, except percentages)
Sales and marketing	$5,296	$7,375	$(2,079)	(28)%
General and administrative	4,695	4,305	390	9%
Research and development	3,339	723	2,616	362%
Amortization and impairment of customer relationships and trade names	1,235	855	380	44%
Impairment of goodwill	9,000	-	9,000	100%
Impairment of capitalized software	385	-	385	100%
Total operating expenses	$23,950	$13,258	$10,692	81%

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

Research and development expense for the three months ended December 31, 2011 and 2010 was $1.9 million and $0.4 million, respectively, an increase of $1.5 million or 377%. As a percentage of net revenue, research and development expense increased to 18% for the three months ended December 31, 2011 from 4% for the three months ended December 31, 2010. Research and development included an increase of $1.0 million in compensation and benefits from the change in focus of our engineering staff to new product development, as well as $0.2 million increase in associated facilities costs.

Research and development expense for the six months ended December 31, 2011 and 2010 was $3.3 million and $0.7 million, respectively. As a percentage of net revenue, research and development expense increased to 17% for the six months ended December 31, 2011 from 4% for the six months ended December 31, 2010. The increase in research and development expense was primarily attributable the $1.6 million increase in engineering compensation and benefits, $0.5 million in associated facilities cost allocations, and $0.3 million increase in outside services, all driven by a shift in focus of engineering resources from product development to the production environment. Over the past year, we achieved certain product development milestones and made the related product functionality available to our customers resulting in a reduction of research and development costs.

Amortization and impairment of customer relationships and trade names

Amortization and impairment of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization and impairment of customer relationships and trade names expense for the three months ended December 31, 2011 and 2010 was $1.0 million and $0.3 million, respectively, an increase of $0.7 million or 185%. As a percentage of net revenue, amortization of customer relationships and trade names expense increased to 10% for the three months ended December 31, 2011 from 3% for the three months ended December 31, 2010. The increase in amortization of trade names was attributable to an impairment of $0.8 million for Uptilt and Sparklist trade names, net of amortization. Amortization of customer relationships and trade names expense for the six months ended December 31, 2011 and 2010 was $1.2 million and $0.9 million, respectively, an increase of $0.3 million or 44%. As a percentage of net revenue, amortization of customer relationships and trade names expense increased to 6% for the six months ended December 31, 2011 from 4% for the six months ended December 31, 2010. The increase in amortization of customer relationships and trade names expense for the three and six months ended December 31, 2011 compared to the same period in fiscal year 2011 was primarily due to an impairment of both Uptilt and Sparklist trade names and fully amortizing one customer relationship, offset by beginning amortization for Cogent.

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

Provision for income taxes

Our effective tax rates for the six months ended December 31, 2011 and 2010 were -1.6% and 0%, respectively. For additional information about income taxes, refer to Note 7 of the Notes to (Unaudited) Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of December 31, 2011 was derived internally from proceeds from additional funding related to the stock sale of 19 million shares and proceeds from our revolving lines of credit. For additional operational funds requirements, we have available revolving lines of credit with Comerica Bank which mature on April 30, 2012, (see Note 6 of the Notes to Condensed Consolidated Financial Statements for a description of these revolving lines of credit). As of December 31, 2011, our availability under this credit facility was approximately $0.2 million. As of December 31, 2011, our cash and cash equivalents totaled $1.6 million compared to $244 thousand at the fiscal year ended June 30, 2011. As of December 31, 2011, our accounts receivable, less allowances, totaled $5.9 million compared to $6.3 million at June 30, 2011.

			Change
	December 31, 2011	June 30, 2011	Dollars	Percent
	(In thousands, except percentages)
Accounts Receivable	$7,026	$7,264	$(237)	(3)%
Allowance for Doubtful Accounts	(1,130)	(936)	(194)	21%
Total - Accounts receivable	$5,896	$6,328	$(431)	(7)%

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

Financing Activities

Net cash flows provided by financing activities was $2.7 million for the six months ended December 31, 2011 as compared to net cash flows provided by financing activities of $2.0 million for the six months ended December 31, 2010. The additional inflows in cash flow for the six month period was primarily due to meeting a requirement in the Company’s Amended and Restated Loan and Security Agreement with Comerica Bank to raise $2.0 million in new equity prior to February 28, 2012, which was completed on November 21, 2011 by the Company entering into a Subscription Agreement with a trust, the investments of which are controlled by William T. Comfort, III, the Company’s Chairman of the Board, pursuant to which the trust purchased 1,269,841 shares of the Company’s common stock at a purchase price of $1.58 per share, resulting in net proceeds of the Company of $2.0 million less fees and, immaterial amounts in net proceeds over payment from our revolving lines of credit with Comerica Bank, offset by $0.6 million in payments under our capital lease obligations. Net cash flow used in financing activities for the six months ended December 31, 2010 consisted of $2.1 million in net proceeds over payments from our revolving line of credit with Comerica Bank and offset in part by $0.1 million in purchases of treasury stock from our former CEO, Mr. Luis Rivera in accordance with the terms of his termination agreement.

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

Revolving Line of Credit

For summary description of our Comerica Bank Credit Facility, please refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Lyris management subsequently determined that our disclosure controls and procedures and related internal control over financial reporting regarding the expense classification of engineering and quality assurance labor were ineffective, which resulted in a restatement of our previously issued unaudited Consolidated Statements of Operations for the three months ended December 31, 2011, to reflect a change in the classification of expenses between Cost of revenues and Research and development. Because this is a change in the classification of expenses, our revenue, total expense, income (loss) from operations, net income (loss), or earnings (loss) per share will not be affected. All prior year amounts remain unchanged.

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

Dated: July 16, 2012
LYRIS, INC.

By:	/s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit			Date of First		Filed
No.	Description	Form	Filing	Exhibit Number	Herewith

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.3	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.4	Certificate of Ownership and Merger, merging Lyris, Inc, with and into J.L. Halsey Corporation.	8-K	10/31/07	3.1

3.2	First Amended and Restated Bylaws of the Company, as amended as of February 14, 2007.	8-K	2/21/07	3.2

10.1*	Offer Letter by and between the Company and Deborah Eudaley dated October 17, 2011.	10-Q	11/19/2011	10.1
10.2	Subscription Agreement by and between the Company and the 65 BR Trust, dated November 21, 2011.	8-K	11/22/2011	99.1
10.3	Eighth Amendment to Amended and Restated Loan and Security Agreement dated as of November 28, 2011, by and among Comerica Bank, the Company, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	12/1/2011	10.1
10.4*	Third Amendment to J.L. Halsey Corporation 2005 Equity-based Compensation Plan.	10-Q	11/9/2011	10.4

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1*	Section 1350 Certification of Chief Executive Officer				X
32.1*	Section 1350 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X