Form 10-Q/A
period 2012-03-31
LYRIS, INC.
filed 2012-07-16
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Lyris is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Securities and Exchange Commission on May 10, 2012, and as amended by Amendment No. 1 filed on May 24, 2012 (together, the “Original Form 10-Q”), to reclassify expenses between cost of revenues and research and development. Because this is a change in the classification of expenses, our revenue, total expense, income (loss) from operations, net income (loss), or earnings (loss) per share will not be affected by the restatement. All prior year amounts remain unchanged.

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

Our Audit Committee, after considering all the relevant quantitative and qualitative measures, determined that the change in classification was not material. However, it was decided by our Audit Committee that the quarter ended March 31, 2012 should be restated to reflect the reclassification of engineering expenses as a result of this change in our engineering focus.

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

Amendment No. 2 to

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(restated)		(restated)
Revenues:
Subscription revenue	$7,160	$7,638	$21,965	$23,218
Support and maintenance revenue	945	846	2,829	2,748
Professional services revenue	783	1,340	3,344	3,209
Software revenue	374	272	1,354	1,368
Total revenues	9,262	10,096	29,492	30,543
Cost of revenues:
Subscription, support and maintenance, professional services, and software	3,163	4,146	10,145	14,347
Amortization of developed technology	229	144	596	664
Total cost of revenues	3,392	4,290	10,741	15,011
Gross profit	5,870	5,806	18,751	15,532
Operating expenses:
Sales and marketing	1,729	3,110	7,024	10,485
General and administrative	2,121	2,057	6,817	6,362
Research and development	1,444	1,042	4,784	1,765
Amortization of customer relationships and trade names	51	338	1,286	1,192
Impairment of goodwill	-	-	9,000	-
Impairment of capitalized software	-	-	385	-
Total operating expenses	5,346	6,547	29,297	19,804
Income (Loss) from operations	524	(741)	(10,546)	(4,272)
Interest expense	(108)	(24)	(296)	(57)
Interest income	2	3	11	12
Other (expense) income, net	(2)	(52)	(18)	(66)
Income (Loss) from operations before income tax provision	416	(814)	(10,849)	(4,383)
Income tax provision	(125)	(53)	61	(54)
Net Income (Loss)	541	(761)	(10,910)	(4,329)
Less: income attributable to noncontrolling interest	(44)	-	(9)	-
Net Income (Loss) attributable to Lyris, Inc.	$585	$(761)	$(10,901)	$(4,329)

Basic and diluted:
Net Income (Loss) per share	$0.06	$(0.09)	$(1.25)	$(0.54)

Weighted average shares used in calculating net loss per common share	9,418	8,082	8,742	8,087

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

See accompanying Notes to Unaudited Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Note 1 - Restatement

Lyris has restated its previously issued unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2012, to reflect a change in the classification of expenses between cost of revenues and research and development. Because this is a change in the classification of expenses, its revenue, total expense, income (loss) from operations, net income (loss), or earnings (loss) per share will not be affected by the restatement. All prior year amounts remain unchanged.

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

The Company’s Audit Committee, after considering all the relevant quantitative and qualitative measures, determined that the change in classification was not material. However, it was decided by its Audit Committee that the quarter ended March 31, 2012 should be restated to reflect the reclassification of engineering expenses that resulted from this change in the Company’s engineering focus.

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously Reported	Restatement Adjustment	As Restated
	(in thousands)(unaudited)
For the three months ended March 31, 2012
Subscription, support and maintenance, professional services, and software	4,372	(1,209)	3,163
Total cost of revenues	4,601	(1,209)	3,392
Gross profit	4,662	1,208	5,870
Research and development	237	1,207	1,444
Total operating expenses	4,138	1,208	5,346

For the nine months ended March 31, 2012
Subscription, support and maintenance, professional services, and software	14,019	(3,874)	10,145
Total cost of revenues	14,615	(3,874)	10,741
Gross profit	14,878	3,873	18,751
Research and development	911	3,873	4,784
Total operating expenses	25,424	3,873	29,297

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

Reclassification and Reverse Stock Split

Certain prior year revenue line items have been reordered to conform to the presentation as of and for the three and nine months ended March 31, 2012.

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

Note 4 – Other Long-term Assets

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

The Company adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and its share price relative to peers. During the first quarter of fiscal year 2012, an overall market decline affected all companies across all industries, thus the decline in the Company’s stock price from $4.20 to $1.65 was considered temporary due to expectations for recovery in the market. However, in the second quarter of fiscal year 2012, the Company’s assessment of relevant events and circumstances conducted on December 31, 2011, considered the stock price having remained flat at $1.80 as of December 31, 2011 in spite of an additional purchase of 1.3 million shares, having no positive market effect on stock price, the Company determined that it was more-likely-than-not that the fair value was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed during the second quarter of fiscal year 2012.

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

Note 8 – Comprehensive Income (Loss)

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

Note 9 - Net Income (Loss) per Share

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$–	$27	$–	$89
General and administrative	131	109	378	448
Research and development	60	–	81	–
Sales and marketing	3	36	11	106
Total	$194	$172	$470	$643

For the three and nine months ended March 31, 2012, total stock-based compensation expense related to stock options included $101 thousand and $191 thousand, respectively, and $93 thousand and $279 thousand, respectively, of which is related to restricted stock units (RSUs). For the three and nine months ended March 31, 2011, total stock-based compensation expense of $81 thousand and $417 thousand, respectively, and $91 thousand and $226 thousand, respectively, of which is related to RSUs. The Company determines the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in the Company’s peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on the Company’s peer group’s common stock, the Company’s historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact the Company has no intention of paying dividends in the near term.

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

No fractional shares of the Company’s post-Reverse Stock Split common stock were issued as a result of the Reverse Stock Split; instead, the Company paid in cash (without interest) the fair value of fractions of shares of its common stock that would otherwise result from the Reverse Stock Split based upon the last trade price of the common stock on the OTC Bulletin Board on March12, 2012, which was $2.97 dollars.

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

812 thousand options were granted under the share option plan for the nine months ended March 31, 2012. The weighted-average fair values of the options granted under the share option plans was $1.66 per option and $4.95 per option for the three months ended March 31, 2012 and 2011, respectively, and was $2.05 per option and $5.06 per option for the nine months ended March 31, 2012 and 2011.

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

Note 13 – Subsequent Events

On April 18, 2012, the Company entered into a Ninth Amendment (“Ninth Amendment”) to the Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (“Bank”). The Ninth Amendment revises the terms of the Loan Agreement. See Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended June 30, 2011, or fiscal year 2011, included in our Annual Report on Form 10-K for fiscal year 2011, filed with the SEC on September 21, 2011.

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

Financial Results of Operations

Three and Nine Months Ended March 31, 2012 Compared to Three and Nine Months Ended March 31, 2011

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(restated)		(restated)
Subscription revenue:
Lyris HQ revenue	55%	47%	51%	45%
Legacy revenue	23%	29%	23%	31%
Total subscription revenue:	78%	76%	74%	76%
Support and maintenance revenue	10%	8%	10%	9%
Professional services revenue	8%	13%	11%	11%
Software revenue	4%	3%	5%	4%
Total revenue	100%	100%	100%	100%
Cost of revenue	36%	42%	36%	49%
Gross profit	64%	58%	64%	51%
Operating expenses:
Sales and marketing	19%	31%	24%	34%
General and administrative	23%	20%	23%	21%
Research and development	16%	10%	16%	6%
Amortization of customer relationships and trade names	1%	3%	4%	4%
Goodwill Impairment	0%	0%	31%	0%
Impairment of Capitalized Software	0%	0%	1%	0%
Total operating expenses	59%	64%	99%	65%
Income (Loss) from operations	6%	-6%	-36%	-14%
Interest income	0%	0%	0%	0%
Interest expense	-1%	0%	-1%	0%
Other (expense) income	0%	-1%	0%	0%
Income (Loss) from operations before income taxes	5%	-7%	-37%	-14%

Income tax (benefit) provision	-1%	-1%	0%	0%
Net income (loss)	6%	-6%	-37%	-14%
Less: Net loss attributable to noncontrolling interest	0%	0%	0%	0%
Net income (loss) attributable to Lyris, Inc.	6%	-6%	-37%	-14%

Revenues

	Three Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
	(restated)
Subscription revenue:
Lyris HQ revenue	$5,040	$4,760	280	6%
Legacy revenue	2,120	2,878	(758)	(26%)
Total subscription revenue:	7,160	7,638	(478)	(6%)
Support and maintenance revenue	945	846	99	12%
Professional services revenue	783	1,340	(557)	(42%)
Software revenue	374	272	102	38%
Total revenue	$9,262	$10,096	$(834)	(8%)

	Nine Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Subscription revenue:
Lyris HQ revenue	$15,071	$13,861	1,210	9%
Legacy revenue	6,894	9,357	(2,463)	(26%)
Total subscription revenue:	21,965	23,218	(1,253)	(5%)
Support and maintenance revenue	2,829	2,748	81	3%
Professional services revenue	3,344	3,209	135	4%
Software revenue	1,354	1,368	(14)	(1%)
Total revenue	$29,492	$30,543	$(1,051)	(3%)

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

	Three Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
	(restated)
Cost of revenue	$3,392	$4,290	$(898)	(21)%

	Nine Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
	(restated)
Cost of revenue	$10,741	$15,011	$(4,270)	(28)%

Cost of revenue for the three months ended March 31, 2012 and 2011 was $3.4 million and $4.3 million, respectively, a decrease of $0.9 million or 21%. As a percentage of total revenue, cost of revenue decreased to 36% for the three months ended March 31, 2012 from 42% for the three months ended March 31, 2011. The decrease in cost of revenue was attributable to a $0.7 million decrease in engineering compensation and benefits for resources who worked on new product development, $0.2 million decrease in outside services, and $0.4 million increase in capitalized software.

Cost of revenue for the nine months ended March 31, 2012 and 2011 was $10.7 million and $15.0 million, respectively, a decrease of $4.3 million or 28%. As a percentage of total revenue, cost of revenue decreased to 36% for the nine months ended March 31, 2012 from 49% for the nine months ended March 31, 2011. Engineering employee salaries and related expense allocated to the statements of operations decreased as personnel were increasingly deployed to new product development efforts, which costs were then reflected in the balance sheet as capitalized software development. As a result, during the nine months ended March 31, 2012, engineering employee salaries and related expense decreased $4.3 million, or 43%, while capitalized software increased $1.8 million, or 249%. We also realized significant increases in our data center expense for the support and hosting of our subscription services, which increased $0.7 million, or 39%, during the nine months ended March 31, 2012. The increase was due in large part to the addition of our Milpitas facility, without yet having shut down Sunnyvale and Fremont as we execute on our migration strategy. Amortization of developed technology and depreciation of computer equipment did not change significantly during the period, but through our cost control efforts, we have been able to achieve a 70% reduction in the various support costs such as website development, processing fees, and allocated overhead, achieving a $0.2 million decrease in the nine months ended March 31, 2012.

Gross Profit

	Three Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
	(restated)
Gross profit	$5,870	$5,806	$64	1%

	Nine Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
	(restated)
Gross profit	$18,751	$15,532	$3,219	21%

Gross profit for the three months ended March 31, 2012 and 2011 was $5.9 million and $5.8 million, respectively, an increase of $0.1 million or 1%. As a percentage of total revenue, gross profit increased to 64% for the three months ended March 31, 2012 from 58% for the three months ended March 31, 2011. Gross profit for the nine months ended March 31, 2012 and 2011 was $18.7 million and $15.5 million, respectively, an increase of $3.2 million or 21%. As a percentage of total revenue, gross profit increased to 64% for the nine months ended March 31, 2012 from 51% for the nine months ended March 31, 2011.

Operating Expenses

	Three Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Sales and marketing	$1,729	$3,110	$(1,381)	(44)%
General and administrative	2,121	2,057	64	3%
Research and development	1,444	1,042	402	39%
Amortization and impairment of customer relationships and trade names	51	338	(287)	(85)%
Impairment of goodwill	-	-	-	0%
Impairment of capitalized software	-	-	-	0%
Total operating expenses	$5,346	$6,547	$(1,201)	(18)%

	Nine Months Ended March 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Sales and marketing	$7,024	10,485	$(3,461)	(33)%
General and administrative	6,817	$6,362	455	7%
Research and development	4,784	1,765	3,019	171%
Amortization and impairment of customer relationships and trade names	1,286	1,192	94	8%
Impairment of goodwill	9,000	-	9,000	0%
Impairment of capitalized software	385	-	385	0%
Total operating expenses	$29,297	$19,804	$9,493	48%

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

Research and development expense for the three months ended March 31, 2012 and 2011 was $1.4 million and $1.0 million, respectively, an increase of $0.4 million or 39%. As a percentage of net revenue, research and development expense increased to 16% for the three months ended March 31, 2012 from 10% for the three months ended March 31, 2011. The increase in research and development expense was attributable to software capitalization of product development and quality assurance efforts and a shift in the focus of engineering resources from the production environment to product development.

Research and development expense for the nine months ended March 31, 2012 and 2011 was $4.8 million and $1.8 million, respectively, an increase of $3.0 million or 171%. As a percentage of net revenue, research and development expense increased to 16% for the nine months ended March 31, 2012 from 6% for the nine months ended March 31, 2011. The increase in research and development expense was attributable to software capitalization of product development and quality assurance efforts and a shift in the focus of engineering resources from the production environment to product development. Over the past year, we achieved certain product development milestones and made the related product functionality available to our customers resulting in a reduction of research and development costs.

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

Income tax provision

Our effective tax rates for the nine months ended March 31, 2012 and 2011 were (0.6%) and 1.2%, respectively. For additional information about income taxes, refer to Note7 of the Notes to (Unaudited) Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of March 31, 2012 was from the issuance of our stock, the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit. For additional operational funds requirements, we have an available revolving line of credit with Comerica Bank which matures on April 30, 2013, (see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail information). As of March 31, 2012, our availability under this credit facility was approximately $0.1 million. As of March 31, 2012, our cash and cash equivalents totaled $1.4 million compared to $0.2 million at the fiscal year ended June 30, 2011. As of March 31, 2012, our accounts receivable, less allowances, totaled $5.1 million compared to $6.3 million at the fiscal year ended June 30, 2011.

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

On April 18, 2012, the Company entered into a Ninth Amendment (“Ninth Amendment”) to the Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (“Bank”). The Ninth Amendment revises the financial covenant requiring the Company to maintain earnings before interest, taxes, depreciation and amortization (“EBITDA”) not less than specified amounts, by lowering the EBITDA minimum requirements, which are measured on a trailing three month basis (See Note 6). The Ninth Amendment also revises the existing line of credit of $2,500,000 (“Existing Line”) to $3,500,000 revolving line (“Revolving Line”). The amount available under the Revolving Line is limited by a borrowing base, which is 80% of the amount of the aggregate of our accounts receivable, less certain exclusions.

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

Net cash flow used in operating activities for the nine months ended March 31, 2012 included a net loss of $10.9 million, compared to a net loss in the nine months ended March 31, 2011 of $4.3 million. The $10.9 million net loss in the nine months ended March 31, 2012 included $13.5 million of non-cash charges to reconcile net loss to net cash provided by operating activities. The largest of these non-cash charges consisted of $9.0 million for the impairment of goodwill associated with Lyris Technologies and EmailLabs recorded in the second quarter fiscal year 2012, $0.9 million of depreciation, a $0.8 million in provision for bad debt and the charge for uncollectable accounts receivable, and $0.5 million of amortization of developed technology made up a large portion of the total non-cash charges. Non-cash charges to reconcile net loss to net cash provided by operating activities in the prior year nine months ended was $4.2 million.

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

Revolving Line of Credit

For a summary description of our credit facility with Comerica Bank, please refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Lyris management subsequently determined that our disclosure controls and procedures and related internal control over financial reporting regarding the expense classification of engineering and quality assurance labor were ineffective, which resulted in a restatement of our previously issued unaudited Consolidated Statements of Operations for the three months ended March 31, 2012, to reflect a change in the classification of expenses between Cost of revenues and Research and development. Because this is a change in the classification of expenses, our revenue, total expense, income (loss) from operations, net income (loss), or earnings (loss) per share will not be affected. All prior year amounts remain unchanged.

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
26

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

