Form 10-K
period 2012-06-30
LYRIS, INC.
filed 2012-09-14
CIK 1166220

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 333-82154

Lyris, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0579490 (I.R.S. Employer Identification No.)

6401 Hollis Street, Suite 125, Emeryville, CA 94608
(Address of principal executive office, including zip Code)

(800) 768-2929
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Based on the closing price of the Registrant's common stock on the last business day of the Registrant's most recently completed second fiscal quarter, which was December 31, 2011, the aggregate market value of its shares (based on a closing price of $1.80 per share as reported on the OTCBB National Market System) held by non-affiliates was $6,009,421 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination of any other purpose). As of September 7, 2012, there were 9,446,483 shares of common stock outstanding.

LYRIS, INC. AND SUBSIDIARIES
FORM 10-K—FISCAL YEAR ENDED JUNE 30, 2012

ii

PART I

Forward-Looking Information

        This Annual Report on Form 10-K (this "Annual Report" or this "Form 10-K"), including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "predicts," "targets," "seeks," "could," "intends," "foresees" or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking.

        These forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our Company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict. Therefore, actual results may vary materially from what is expressed in or indicated by the forward-looking statements. The risk factors set forth below under "Risk Factors," and other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, including the "Risk Factors" sections of our Quarterly Reports on Form 10-Q, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Accordingly, our investors are cautioned not to place undue reliance on these forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.

        Further, the forward-looking statements included in this Form 10-K and those included from time to time in our other public filings, press releases, our website and oral and written presentations by management are only made as of the respective dates thereof. We undertake no obligation to update publicly any forward-looking statement in this Form 10-K or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms "we," "us" and "our" refer to Lyris, Inc. and its subsidiaries.

ITEM 1.    BUSINESS

Our Business

        We are a leading provider of digital marketing software solutions that help organizations engage with their customers across multiple interactive channels. Our solutions empower marketers to design, automate, and optimize data-driven campaigns that generate superior engagement, increased business value through greater customer conversions, and measurable return on marketing investment. Our Lyris HQ and Lyris ListManager platforms improve marketing efficiency by providing campaign management and automated message delivery, using robust segmentation and analytics of real-time social, mobile, and web interactions. Lyris HQ is offered as SaaS solution for enterprises while Lyris ListManager is offered as an on-premises solution primarily for the SMB market. We make our solutions available through annual and multi-year subscriptions based on messaging volume, platform fees, and professional services. During the three months ended June 30, 2012, over 5,000 organizations worldwide were actively using our solutions.

        Our solutions help companies increase customer conversions and grow revenues by automating targeted message flows that facilitate superior customer experiences. Our private cloud technology stack is architected for "big data" to consolidate and analyze large amounts of vital behavioral and transactional information from online activities in order to increase the relevance of every customer message. With more than ten years' experience, and billions of digital messages processed by our solutions, we are continuously creating new ways for companies to deliver value to their customers.

        Our sales and marketing activities are based in our Emeryville, California headquarters with additional direct sales personnel throughout the United States, Europe, Latin America, and Australia. We also extend our sales reach through a large network of marketing service providers who use our solutions to service their customers. Our dedicated customer success team focuses on retaining and growing existing customers. We deliver services and support that help organizations maximize the value of their digital marketing efforts driven by Lyris solutions.

        Our customers operate in many industries, including technology, retail, publishing, entertainment, and telecommunications, and include over 800 organizations such as American Public Media, Carter's, Christie's, Collier's, ESPN, Expedia Cruise Ship Centers, Harvey Nichols, McAfee (Intel), Morgan Stanley, Morningstar, NBCUniversal Media, Nvidia, PennWell, Ryanair, Smith Micro Software, Telstra, Viewsonic, and many others. Over 4,200 additional organizations utilize our solutions through their relationships with our marketing service provider customers.

Industry Overview

        Ubiquitous connectivity and the emergence of online communities have changed the way consumers interact with brands. On a daily basis, individuals engage across multiple communication channels, including websites, Facebook, Twitter, blogs, and email. According to the Radicati Group, approximately 145 billion emails per day were sent in 2012,(1) and there are already over 1 billion combined registered users on Facebook(2) and Twitter.(3) Marketers find it is imperative to participate meaningfully in these conversations by listening and responding to existing and prospective customers in real time in order to deliver consistent, relevant, and meaningful communications.

(1)
Email Statistics Report, 2012-2016, The Radicati Group, Inc., April 10, 2012.

(2)
Facebook, Inc. Form 10-Q Quarterly Report, filed July 31, 2012.

(3)
"Twitter Hits Nearly 200M Accounts, 110M Tweets Per Day," Oliver Chang, Forbes, January 19, 2011.

Market Opportunity

        The dramatic recent expansion of social media and online communications has forced marketers to move away from point solutions based on channel-specific interaction models toward solutions that are capable of driving meaningful real-time messaging and value. Companies that consistently deliver value to each customer will be better able to increase customer activity, and generate more revenues.

        This new focus by marketers has grown quickly. Forrester Research estimates that spending in the United States for interactive marketing across the primary channels (email, mobile, and social) is expected to grow from approximately $4.8 billion in 2011 to nearly $15.7 billion by 2016, for a compound annual growth rate ("CAGR") of 27%.(4) We believe the total addressable market outside the United States presents a significantly larger opportunity.

  •
  Email:  The total number of worldwide email accounts is expected to increase from 3.3 billion accounts in 2012 to over 4.3 billion accounts by year-end 2016.(1) This represents an average annual growth rate of 6% over the next four years. A strong majority (85%) of online-connected global citizens in 24 countries report using the internet for emails,(5) resulting in 145 billion email messages sent worldwide each day.(1)

  •
  Facebook:  Facebook had over 900 million active users as of March 31, 2012 (an increase of 33% as compared to 680 million active users as of March 31, 2011.) Facebook users generated an average of 3.2 billion Likes and Comments per day during the first quarter of 2012 and there were more than 125 billion friend connections on Facebook as of March 31, 2012.(2)

  •
  Other Social Media:  Social media has demonstrated a powerful ability to engage customers—particularly when combined with email. Roughly 80% of marketers say that social sharing "extends the reach of email content to new markets" (81%) and "increases brand reputation and awareness" (78%).(6) Additionally, a recent MarketingSherpa study reports that 20% of chief marketing officers said that social marketing is producing a measurable ROI for their organization, and that they would continue to invest in this tactic.(7) This percentage has nearly tripled from 7% a year ago and the perception of social marketing's value continues to improve. Additionally, consumers are increasingly sharing content on YouTube, with over 4 billion views per day recorded.(8)

(4)
Forrester US Interactive Marketing Forecast, 2011 to 2016, Forrester Research, Inc., August 24, 2011.

(5)
"Interconnected World: Communication & Social Networking" IPSOS, March 27, 2012.

(6)
Executive Summary: 2010 Email Marketing Benchmark Report, 2010. MarketingSherpa.

(7)
Executive Summary: 2011 Social Marketing Benchmark Report, 2011. MarketingSherpa.

(8)
Exclusive "YouTube hits 4 billion daily video views," Alexei Oreskovic, Reuters, January 23, 2012.

  •
  Mobile:  With more than 5.9 billion mobile subscriptions worldwide,(9) mobile devices represent a fast growing channel for customer engagement that complements and extends the value of traditional email and social marketing channels. Mobile users—whether via cell phone, smartphone or tablet, utilizing SMS, email, Pinterest, or other application downloads—are rapidly becoming comfortable with accessing and interacting with brands whenever and however they desire, and expect to have a seamless experience doing it. According to comScore Data Mine, 89.6 million Americans used their mobile phone to access email for work or personal purposes during the three-month average period ending November 2011,(10) growing 28% from the previous year.

Market Challenges

        Organizations are typically not equipped to develop their own data-driven systems and strategies to define, execute, and maintain effective digital marketing campaigns. As a result, marketers who wish to deploy multi-channel programs face:

  •
  Difficulty capturing and integrating dynamic customer profile data, such as transactional, behavioral, demographic, and preference data, and directly accessing that information to drive meaningful and relevant customer engagement;

  •
  Inability to connect with customers across multiple interactive channels, where they are most likely to engage and execute a buying decision or activity;

  •
  Sigificant time and expense of coordinating consistent message delivery across disparate systems point solutions that are built around specific interaction channels (e.g., email, social, web, etc.), and not around the complete customer buying process;

  •
  Complex and expensive infrastructure technology and security requirements to enable multi-channel digital marketing programs; and

  •
  Difficulty satisfying existing and new regulatory standards including deliverability and online permissioning.

(9)
The World in 2011: ICT Facts and Figures, International Telecommunications Union, October 25, 2011.

(10)
"U.S. Mobile Email Audience Grows by Nearly 20 Million Users in the Past Year," comScore Data Mine, January 9, 2012.

Our Solutions

        Our cross-channel marketing solutions help organizations engage with their customers and prospects in relevant and meaningful ways. We enable users to process real-time data in order to deliver targeted, relevant message flows, and are continuously expanding the ways organizations can deliver value to their customers. In the evolving digital communications market, key benefits of our solutions include:

  •
  Behavioral targeting powered by tightly integrated analytics:  Our platform integrates real-time analytics with email and social media messaging, which empowers marketers to engage with audiences relevantly across multiple channels using personalized information.

  •
  Automation and real-time communications:  Our solutions offer sophisticated automation capabilities that integrate real-time message delivery including triggered drip campaigns, transactional email messages, and web behavioral events (such as web bounce, cart abandon, and transaction completion).

  •
  Unified, modular, scalable cloud-based architecture:  Our platform brings together multiple digital marketing capabilities that may be accessed and used as needed and can scale to meet existing and new customers' data storage, processing, and performance requirements.

  •
  Flexible and secure infrastructure:  Our infrastructure is designed and developed for secure access and extensibility. Our SaaS solution enables direct data and functional integrations from external systems to our platform to extend value across the enterprise. We enable organizations to access their own systems data on their customers, or map to additional data in customer relationship management systems, call center records, transactional histories, and other silos of unique customer data.

  •
  Regulatory compliance and best practice message deliverability:  We support customer delivery of messages using sophisticated monitoring and management tools, with our deliverability specialists facilitate compliance with commercial standards and industry regulations.

  •
  Advanced next generation solutions:  Lyris ONE, launched September 2012, combines marketing analytics with real-time segmentation to deliver relevant messages at every interaction. Lyris ONE has been developed on a "big data" architecture that enables massively parallel data processing from any relevant data source, and helps marketers identify actionable insights and execute precision targeting across previously inaccessible revenue opportunities.

Our Competitive Strengths

        We have a deep heritage of pioneering the digital marketing industry and a proven history innovating new solutions that help marketers develop meaningful connections with their customers. We address a broad spectrum of digital marketing automation requirements, and are constantly developing new features and capabilities to help organizations execute high-impact digital campaigns.

  •
  Technology:  We developed the first digital marketing solution to natively integrate web analytics. All of our SaaS solutions are designed to support cross-channel marketing automation, customer data management, and real-time analytics in order to increase engagement, drive conversion, and maximize revenue.

  •
  Intellectual Property:  The intellectual property we hold as a result of our investment in technology development allows us to offer a broader and more defensible suite of solutions in the competitive marketplace.

  •
  Team:  We have built sales, marketing, and service capabilities, including international research and development, to quickly deliver our solutions worldwide. We have assembled an exceptional leadership team of industry veterans that have helped their prior organizations scale and succeed globally.

  •
  Experience:  We have deep domain expertise and a proven ability to understand the needs of our customers. We have successfully partnered with organizations ranging from Global 1000 to upper mid-market, educational, government, and other organizations to deliver measurable value. We complement all of our software solutions with professional services to help our customers consistently realize value from their marketing initiatives.

  •
  Flexible, scalable platform:  Our multi-tenant cloud-based infrastructure allows our customers to cost-effectively access sophisticated digital messaging capabilities and manage large amounts of data and transaction volumes while maintaining high availability. Our solutions are designed so customers can easily add new data sources and functionality as they expand their marketing programs.

Our Growth Strategy

        We seek to provide the best on-demand digital marketing solutions for our customers. To achieve our objective, we are focused on the following key strategies:

  •
  Grow our customer base:  We intend to add direct sales personnel to expand our customer base and nurture our network of business partners, agencies, and marketing service providers to drive new customer and revenue growth.

  •
  Increase revenue from existing customers:  We seek to expand revenues from our existing customer base by cross-selling and up-selling new products and services.

  •
  Strengthen our technology solutions:  We believe that continued investment in research and development is critical to our ability to develop and enhance our solutions and technologies. We recently added significant new functions to Lyris HQ, including a mobile application and enhanced platform usability. We have also made a major investment in the design, development, and customer testing of our new Lyris ONE platform.

  •
  Invest in the best people:  We plan to hire and retain a highly talented and productive workforce, and continue to be a great place to work where our employees are inspired to contribute their best efforts towards Lyris' future success.

  •
  Gain mindshare in the digital marketing sector:  We intend to strengthen our position in the digital marketing industry by introducing differentiated offerings and launching sophisticated initiatives, such as industry guides webinars, white papers, and best practice studies to generate market demand and global brand awareness.

Our Products

        Lyris solutions facilitate customer efficiency, scale, and reliability and offer real-time analytics, advanced segmentation, intelligent targeting, and message flow automation in order to increase the revenue impact of every customer interaction.

  •
  Lyris HQ was introduced in 2007 as a robust SaaS digital marketing platform for mid-market and enterprise customers that helps online marketers maximize the effectiveness of designing and delivering high volume complex marketing campaigns. It allows users to compose messages, create segments, edit lists, manage landing pages, track web analytics and gain insights from a variety of customer data and reports. Lyris HQ integrates outside social, mobile, and real-time web analytics data to connect our clients to their customers across digital channels.

  •
  Lyris ListManager is our on-premises email marketing solution for smaller companies. Lyris ListManager is a powerful email marketing engine that allows our customers to manage and execute high-volume, customized campaigns that ensure the timely delivery of messages to the appropriate audience in a cost effective manner.

  •
  Lyris ONE is our next generation SaaS platform, which was launched in September, 2012. It is the market's first solution to natively integrate deep customer analytics with real-time segmentation and automated event processing. Lyris ONE is built on a private cloud technology stack designed for "big data" that consolidates large amounts of vital behavioral and transactional data from disparate sources. By combining an advanced messaging automation platform with massively parallel data processing, Lyris ONE identifies actionable insights and enables precision marketing across previously inaccessible revenue opportunities.

        All our solutions provide direct access to insightful marketing data to help marketers measure return on marketing investment. At-a-glance dashboards combined with ad hoc roll up, drill down, and drill across reporting segments offer marketers tools to provide up to the minute feedback on campaign performance and real-time conversion data.

        Individual campaign metrics as well as aggregate campaign and comparison reports expose information at multiple levels, and empowering marketers to invest in campaigns that deliver superior results. Performance data may be freely and flexibly exported for external analysis.

Customer Support

        We offer multiple levels of support for our SaaS customers. Our "Core" support offering provides on-line self-service and access to minor and major upgrades during the term of the subscription. The second level, referred to as "Premier" support, adds 24/7 telephone support for critical issues. The third level, referred to as "Premier Plus," includes all "Core" and "Premier" services, as well as a dedicated technical account manager to support a customer's unique requirements. Our licensed software customers enjoy the same levels of support, except that "Core" also includes telephone support during normal business hours (9:00 AM - 5:00 PM).

Our Services

        Our professional services team provides services and support to help our customers define and accomplish their digital marketing goals and objectives and maximize the value of their Lyris investments. Whether customers are trying to kick start a multi-channel digital marketing campaign, benchmark their performance against industry best practices for cross-media coordination between social and mobile messaging, troubleshoot deliverability challenges, or simply learn how to use the Lyris platform more effectively, our professional services team is available to offer guidance, expertise and solutions to help our customers achieve best-in-class data-driven digital marketing execution and results.

        Our professional services include strategic services to analyze, benchmark, build and measure a results-oriented plan to increase the value of our customers' digital marketing programs; customer success management helps define client business needs and marketing goals, and offer strategic guidance for improving digital marketing performance; campaign services plan, build, create, test, send and optimize marketing campaigns from start to finish; deliverability services examine all aspects of deliverability, from establishing authentication settings to monitoring metrics daily; online, instructor-led and private training to help our customers get the most out of their Lyris solutions; and technical services for system integration and application development.

Our Customers

        Our customers operate in many key industries, including technology, retail, publishing, entertainment, and telecommunications and include over 800 leading organizations such as American Public Media, Carter's, Christie's, Collier's, ESPN, Expedia Cruise Ship Centers, Harvey Nichols, McAfee (Intel), Morgan Stanley, NBC Universal Media, Nvidia, PennWell, Ryanair, Smith Micro Software, Telstra, Viewsonic, and many others. Over 4,200 additional organizations utilize our solutions through their relationships with our marketing service provider customers.

Sales and Marketing

        Our sales and marketing activities are based in our Emeryville, California operating headquarters with additional personnel located throughout the United States; Latin America; Australia, and Europe. The sales team is focused on direct sales of subscription-based Lyris HQ, and on-premises Lyris ListManager. Our direct sales force targets larger enterprises, as well as marketing service providers that have been successful partners for Lyris. Direct sales are primarily performed by phone by field sales personnel assigned to a region or country with in person follow up and demonstration. Indirect sales are referrals from marketing service provider partners who acquire and service their customers using our solutions. We also have a dedicated customer success team that focuses on retaining and growing existing customer relationships, by up-selling additional products and services and delivering support to help organizations maximize the value of their Lyris solutions.

        Our global marketing team complements our sales organization through sophisticated content marketing initiatives that serve demand generation activities. Our primary marketing programs include email, social, web, and events. We maintain an active social profile and execute against a public relations strategy to reinforce our brand and generate demand in every region.

Figure 5: Worldwide Office Locations

Research and Development

        Our platform development approach is to offer innovative product solutions that leverage open source technologies to provide scalable SaaS solutions for digital marketing professionals. Our solutions are designed to allow marketers to improve targeting with in-depth analytics, while providing measurable improvements to marketing return on investment. We allocate a substantial portion of our operating expenses to new product development as well as product enhancement. We have established high standards and metrics for developing and testing our products. We have an automated test suite and utilize 24/7 global engineering and quality assurance operations that rapidly deliver high-quality enhancements without service interruptions. We release product enhancements on a quarterly basis. As of June 30, 2012, we have 61 employees dedicated to research and development in the United States and an offshore team of 21 engineers.

        We incur expenditures in connection with our spend for software product investment. Certain expenditures included in cost of revenues, research and development expense, and the increase in capitalized software collectively represent our product investment.

        Product investment for fiscal 2011 and fiscal 2012 was $9.1 million and $10 million, respectively. Product investment for fiscal 2011 included cost of revenues of $6.5 million, research and development expense of $2.0 million, and the increase in capitalized software of $0.6 million. Product investment for fiscal 2012 included no cost of revenues, research and development expense of $5.9 million, and the increase in capitalized software of $4.1 million.

Our Technology

        Our family of digital marketing SaaS solutions are built on our highly-scalable and flexible cloud-based architecture, which enables us to serve all of our clients from a single codebase. Because each new client is provisioned within our existing multi-tenant infrastructure, we believe we can efficiently scale our solutions as our business grows. Through cloud-enabling technologies, such as server virtualization and storage networking, new capacity can be provided as it is needed within an application partition, which allows for effective management to meet high transaction volumes.

        Our applications are written in C, PHP, Java and JavaScript, and we use commercially-available hardware and a combination of proprietary and commercially-available software, including Microsoft SQL, MySQL, Hadoop, MongoDb, Microsoft Windows and Linux. We own substantially all of the hardware deployed in data centers where we locate our infrastructure. We utilize five different third-party hosting facilities in the United States located in California (Milpitas, Fremont, Emeryville, and Sunnyvale), and Maidenhead, U.K. These facilities provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by onsite electrical generators and fire detection and suppression systems. We continuously monitor the performance and availability of our software applications using automated robot tools that help ensure our software is operating within appropriate performance benchmarks. In addition, our system engineers proactively monitor the status and effectiveness of our applications. We offer a high-availability, scalable infrastructure that is redundant within each data center, including network teaming that includes multiple upstream internet connections. Our approach also utilizes load-balanced web server pools, redundant interconnected network switches and firewalls, intrusion detection, and fault-tolerant storage devices. Production data is backed up on a daily basis and stored in multiple locations to help ensure transactional integrity and restoration capability. We use third-party firms to perform security audits that test our applications and infrastructure security.

Our Competition

        The market for digital marketing software is highly fragmented, competitive, and rapidly evolving. Moreover, customer requirements vary considerably based on the size and profile of each organization. Barriers to entry can be low, particularly in segments focused on a single marketing channel. We compete with a wide variety of technology vendors and service providers. To a lesser extent, we compete with internally developed and maintained solutions. Our primary competitors include BlueHornet (a subsidiary of Digital River, Inc.), E-Dialog, Inc. (a subsidiary of eBay, Inc.), Epsilon Data Management LLC (a subsidiary of Alliance Data Systems Corporation), Eloqua Corporation, ExactTarget, Inc., Experian CheetahMail, Responsys, Inc., Silverpop Systems Inc., StrongMail Systems, Inc., Yesmail (a division of infoGROUP Inc.), and the Unica subsidiary of IBM.

        We believe the principal competitive factors in our markets include:

  •
  product features, effectiveness, interoperability and reliability;

  •
  breadth and expertise of sales organization;

  •
  platform flexibility, and scalability;

  •
  ease of use;

  •
  ability to integrate across digital marketing channels;

  •
  strength of professional services organization;

  •
  pace of innovation and product roadmap;

  •
  price of products and services;

  •
  integration with third-party applications and data sources; and

  •
  size and financial stability of operations.

Government Regulation

Email regulations

        Email has been the subject of regulation by local, state, federal and foreign governments. The CAN-SPAM Act of 2003 established national standards in the U.S. for commercial email. The Federal Trade Commission ("FTC") enforces the provisions of the CAN-SPAM Act of 2003.

        The CAN-SPAM Act of 2003 defines spam as "any electronic mail message the primary purpose of which is the commercial advertisement or promotion of a commercial product or service (including content on an internet website operated for a commercial purpose)." The CAN-SPAM Act of 2003 exempts "transactional or relationship messages." The provision permits email marketers to send unsolicited commercial emails that contain, among other requirements, the following: an opt-out mechanism; a valid subject line and header (routing) information; and the legitimate physical address of the mailer.

        Under the CAN-SPAM Act of 2003, if a recipient of permitted email marketing opts out, a sender has ten days to remove the address. The legislation also prohibits the sale or other transfer of an email address after an opt-out request. We believe that marketers should send email only to those who have requested or given permission for email to be sent. We do not permit any of our hosted customers to send spam, and our customer contracts require that our software purchasers and hosted customers comply with the CAN-SPAM Act of 2003.

Privacy/data security regulations

        We are subject to a number of federal, state and foreign laws and regulations regarding data governance and the privacy and protection of member data that affect companies conducting business on the internet. In the area of information security and data protection, many governments have passed laws requiring notification to users when there is a security incident that results in unauthorized disclosure of their sensitive personal data, such as the 2002 amendment to California's Information Practices Act, or requiring the adoption of minimum information security standards to protect data as it is in transit. The costs of compliance with these laws are expected to increase in the future as a result of changes in interpretation and continued data incidents that lead to additional legislation and regulation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities and may result in fines to our clients and us.

Intellectual Property

        Our intellectual property is an essential element of our business. We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.

        We were awarded a patent on ClickTracks technology that covers the display of statistical data overlaid on the website as well as the automatic parameter masking used to define relevant page identifying URLs. This patent expires in 2024. This technology displays metrics about website visitors directly onto the site itself, allowing easy analysis and interpretation. We plan to file a number of new patents related to our Lyris ONE platform.

        Lyris is our registered trademark in the United States, and the Lyris logo and all of our product names are our trademarks. Other trademarks appearing in this Annual Report are the property of their respective holders. Our U.S. registered trademarks include: LYRIS and CLICKTRACKS, in United States on behalf of Clicktracks. CLICKTRACKS is also registered in China.

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

        In our subscription agreements with our clients, we typically agree to indemnify our clients against any losses or costs incurred in connection with claims by a third party alleging that a client's use of our services infringes the intellectual property rights of the third party. Companies in the software industry, including those that provide SaaS solutions, frequently face infringement threats from non-practicing organizations filing lawsuits for patent infringement.

        As part of our strategy regarding product development and intellectual property, we have faced and will likely continue to face, direct and indirect accusations of infringement from third parties. We investigate each accusation or claim carefully and respond or defend against the allegations as each situation warrants with the goal of minimizing expenses and disruptions to our business and the business of our clients.

        We have in the past and may in the future license third-party intellectual property, software products, and other technology to be incorporated into some elements of our services.

Employees

        As of June 30, 2012, we had 162 full-time employees. Our employees are not represented by any labor union and we are not aware of any current activity to organize any of our employees.

Facilities

        Our corporate headquarters, including our principal administrative, marketing, and technical support departments, are located in Emeryville, California, where we lease approximately 31,193 square feet under an agreement that expires March 31, 2016. Our research and development departments are primarily located in San Jose, California where we lease approximately 9,753 square feet under an agreement that expires in 2014, and approximately 48,167 square feet under an agreement that expires in 2021. We also maintain smaller leased regional offices in Sydney, Australia; Buenos Aires, Argentina; and London, U.K..

        Our system hardware is co-located in five third-party operated hosting facilities in California (Milpitas, Fremont, Emeryville, and Sunnyvale), and Maidenhead, U.K.. We do not own any real property. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Legal Proceedings

        On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our Chief Executive Officer, one other employee, several current or former directors, and certain of our shareholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs allege various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs seek unspecified damages, punitive damages, costs, and injunctive relief. We intend to vigorously defend this suit.

        In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business.

        Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Insurance

        We currently purchase insurance policies to cover the ongoing liability and property risks arising out of our current operations.

Available Information

        We are subject to the information requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, ("SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-772-9295. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

ITEM 1A.    RISK FACTORS

        An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Annual Report before making a decision to invest in our common stock.

Risks Related to Our Business and Industry

The markets in which we participate are highly competitive, and pricing pressure or other competitive dynamics, which could include customers developing their own solutions, could adversely affect our business and operating results.

        The markets for digital marketing solutions are fragmented, highly competitive and rapidly changing. With the introduction of new technologies and potential new entrants into these markets, we expect competition to intensify in the future, which could harm our ability to increase sales and maintain our margins. We provide digital marketing solutions to a broad array of customers, ranging from enterprises to small businesses. We have a large number of competitors, most significantly Exact Target, Inc., Responsys, Inc., and Silverpop Systems Inc. We also face competition from social media marketing providers, as well as from in-house solutions that our current and prospective customers may develop. We may also face competition from new companies entering our markets, which may include large established businesses, such as Adobe Systems Incorporated, Amazon.com, Inc., Google Inc., Oracle Corporation or salesforce.com, Inc., each of which currently offers, or may in the future offer, digital marketing or related applications such as applications for customer relationship management, analysis of internet data and marketing automation. If these companies decide to develop, market or resell competitive digital marketing products or services, acquire one of our competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be compromised, and our operating results could be harmed. Furthermore, we believe that our industry may experience further consolidation, which could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenue.

        Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services than we can, may have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. In some cases, these companies may choose to offer digital marketing applications at little or no additional cost to the customer by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our cross-channel, SaaS digital marketing solutions and related professional services could decline and adversely affect our business, operating results and financial condition.

If we fail to effectively expand our sales and marketing capabilities and teams, we may not be able to increase our customer base and achieve broader market acceptance of our SaaS solutions.

        Increasing our customer base and achieving broader market acceptance of our solutions will depend on our ability to expand our sales and marketing teams and their capabilities to obtain new customers and sell additional products and services to existing customers. We believe there is significant competition for direct sales professionals with the skills and technical knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining sufficient numbers of direct sales professionals. New hires require significant training and time before they become fully productive, and may not become as productive as quickly as we anticipate. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenue.

        In addition to our direct sales team, we also extend our global sales distribution through relationships with more than 50 marketing service providers. These providers do not have exclusive relationships with us, and we cannot be certain that these partners will prioritize or provide adequate resources for selling our solutions. Establishing and retaining qualified partners and training them in our solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners, or if we are unable to maintain successful relationships with them, our business could be adversely affected.

We may not be able to sustain or manage any future growth effectively. If we fail to manage our growth effectively, we may be unable to execute our business plan, sell our digital marketing solutions successfully and adequately address competitive challenges. As a result, our business, financial condition, operating results and cash flows may suffer.

        In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to sell our SaaS solutions to the enterprise customer base, our ability to add direct sales personnel and expand our network of business partners, agencies and marketing service providers, cross-sell and up-sell new solutions and services to existing customers, and strengthen our SaaS solutions and our ability to manage our growing business effectively. Growing our business will place significant demands on our team, infrastructure and operations. Our success will depend on our ability to manage such growth effectively.

        We intend to expand our overall business, customer base, number of employees, and operations, and to expand our operations internationally. Managing a large, diverse, and geographically dispersed customer base and workforce will require substantial management effort, and significant additional investment in our team, technology, and infrastructure. In order to support and sustain our growth, we will have to continue to improve our technology and our operational, financial, and management controls and reporting procedures, and all of these investments will increase our costs. Furthermore, we have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries.

        If we do not address these risks successfully, or if we are unable to execute our growth strategy effectively or to manage any future growth we may experience, we may not be able to take advantage of market opportunities, execute our business plan, sell our digital marketing solutions successfully, remain competitive, maintain customer relationships or attract new customers. Our failure to effectively sustain or manage any future growth we do experience could result in a reduction in our revenue and materially and adversely affect our business, financial condition, operating results and cash flows.

Our operating results and revenue will be adversely affected if we are not able to attract new customers, retain existing customers or sell additional functionality and services to existing customers.

        To grow our business, we must attract new customers and retain and sell additional solutions and services to existing customers. Many of our subscription agreements do not automatically renew at the end of their terms. As the digital marketing industry matures and as competitors introduce lower cost or differentiated competitive products or services, our ability to effectively compete with respect to pricing, technology, functionality, services and support could be impaired. In such an event, we may be unable to attract new customers or renew our agreements with existing customers on favorable or comparable terms to prior periods. In addition, we may not be able to accurately predict new subscriptions or subscription renewal rates and the impact these rates may have on our future revenue and operating results. These events and developments could have a material adverse effect on our revenue, gross margin and other operating results.

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

        A key component of our growth strategy involves the further expansion of our operations and customer base internationally. In recent years, we have added direct sales personnel in Europe, Latin America, and Australia, and opened offices in London, Buenos Aires, and Sydney. As we continue to expand the sales of our solutions to customers outside the United States, our business will be increasingly susceptible to risks associated with international operations. Among the risks and challenges we believe are most likely to affect us with respect to international expansion are:

  •
  difficulties and expenses associated with the continued adaptation of our solutions for international markets, including translation into foreign languages;

  •
  difficulties in staffing and managing foreign operations and the increased travel, real estate, infrastructure and legal compliance costs associated with international operations;

  •
  burdens of complying with applicable laws and regulations, including regional data privacy laws and anti-bribery laws such as the Foreign Corrupt Practices Act;

  •
  in some countries, a less-developed set of rules and infrastructure for online and mobile communications;

  •
  our ability to secure local communications and data center services and to successfully deliver communications to international ISPs and mobile carriers;

  •
  adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash;

  •
  currency exchange rate fluctuations;

  •
  difficulties in enforcing contracts;

  •
  difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

  •
  trade restrictions;

  •
  laws and business practices favoring local competitors or general preferences for local vendors;

  •
  lesser degrees of intellectual property protection;

  •
  political instability or terrorist activities;

  •
  legal systems subject to undue influence or corruption; and

  •
  business cultures in which improper sales practices may be prevalent.

        We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business. In addition, we have limited experience in marketing, selling and supporting our cross-channel, SaaS digital marketing solutions and services abroad, which increases the risk that our future expansion efforts will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, operating results and reputation will be adversely affected. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish operations in other countries will result in adequate revenue and profitability levels.

Shifts over time in the mix of sizes or types of organizations that purchase our solutions or changes in the types of solutions purchased by our customers could negatively affect our operating results.

        Our strategy is to sell our cross-channel, digital marketing solutions to organizations of all sizes, but to focus on selling our SaaS solutions, such as Lyris HQ, to large and enterprise customers, with small and medium businesses being covered by our agencies and marketing service providers. Our profit margins can vary depending on numerous factors, including the number of customers using our SaaS solutions, the number of customers using our legacy products, complexity and frequency of their use, the level of utilization, the volume of messages sent, the amount of stored data and the level of professional services and support required by a customer. For example, if we are not successful in a smooth migration of customers using our legacy products to Lyris HQ, we could lose customers or fail to maximize profits resulting from customers who continue to use our legacy products rather than our newest offering. In addition, we will have to use resources to continue to support our customers who use our legacy products. Because our professional services offerings typically have a higher cost of revenue than subscriptions to our SaaS solutions, any increase in sales of professional services may have an adverse effect on our overall gross profit margin and operating results. Enterprise organizations generally require more professional services compared to small businesses and medium-sized companies and, as a result, the overall margin for our enterprise engagements may be lower. We supplement our internal professional services team with third parties to provide professional services, and our goal is to expand these relationships over time. We also will need to increase our sales reach and add direct sales personnel to sell our SaaS solutions to new customers. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our customers changes, our profit margins could decrease and our operating results could be adversely affected.

As the number of enterprise customers that we serve increases, we may encounter implementation challenges, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.

        We may face unexpected challenges with some enterprise customers or more complicated implementations of our solutions with such customers. It may be difficult or expensive to implement our solutions if a customer has unexpected data, hardware or software technology challenges, or complex or unanticipated business requirements. In addition, prospective enterprise customers may require acceptance testing related to implementation of our solutions. Implementation delays may also require us to delay revenue recognition until the technical or implementation requirements have been met. Any difficulties or delays in the initial implementation could cause customers to delay or forego future purchases of our solutions, in which case our business, operating results and financial condition would be adversely affected.

We have been dependent on our customers' use of email as a channel for digital marketing, and any decrease in the use of email for this purpose would harm our business, growth prospects, operating results and financial condition.

        Historically, our customers have used our digital marketing solutions primarily for email-based digitial marketing to consumers who have given our customers permission to send them emails. We expect that email will continue to be the primary digital marketing channel used by our customers for the foreseeable future. Should our customers lose confidence in the value or effectiveness of email marketing, or if other interactive channels are perceived to be more effective than email marketing, the demand for our solutions may decline. A number of factors could adversely affect our customers' assessment of the value or effectiveness of email marketing, including continual growth in the number of emails consumers receive on a daily basis, the inability of internet service providers ("ISPs") to prevent unsolicited bulk email, or "spam," from overwhelming consumers' inboxes, security concerns regarding viruses, worms or similar problems affecting internet and email utilization and increased governmental regulation or restrictive policies adopted by ISPs that make it more difficult or costly to utilize email for marketing communications.

The market for cross-channel, SaaS digital marketing solutions is relatively new and emerging. If the market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

        The market for cross-channel, SaaS digital marketing solutions, such as ours, is relatively new and may not achieve or sustain high levels of demand and market acceptance. While email has been used successfully for digital marketing for several years, marketing through new digital marketing channels, such as mobile and social media is not as well established, and revenue from email represents a substantial majority of our total revenues. The future growth of our business depends both on the acceptance and expansion of emerging digital marketing channels, as well as the continued use and growth of existing digital marketing channels, including email. Even if digital marketing through these channels becomes widely adopted, our existing customers may choose not to use our solutions, and we may not acquire new customers. Organizations may not make significant investments in cross-channel, digital marketing solutions and may not purchase SaaS solutions to address their digital marketing needs. If cross-channel, SaaS digital marketing solutions are not widely adopted, or the market for such SaaS solutions does not develop as we expect, our business, growth prospects, and financial condition would be adversely affected.

Defects or errors in our digital marketing solutions could harm our reputation, result in significant costs to us and impair our ability to sell our solutions.

        Our cross-channel, digital marketing solutions are inherently complex and may contain defects or errors, which may cause disruptions in availability or other performance problems that could include prolonged down-time. Any such errors, defects, disruptions in service or other performance problems, whether in connection with day-to-day operations, bug fixes, upgrades or otherwise, could be costly for us to remedy, damage our customers' businesses and harm our reputation. In addition, if we have any such errors, defects, disruptions in service or other performance problems, our customers could terminate their agreements, elect not to renew their subscriptions, delay or withhold payment, or make claims against us. Any of these actions could result in lost business, increased insurance costs, difficulty in collecting our accounts receivable and costly litigation. Such errors, defects or other problems could also result in reduced sales or a loss of or delay in the market acceptance of our solutions.

Our business could be adversely affected if our customers are not satisfied with our solutions, our implementation and integration of our solutions or our professional services.

        Our business depends on our ability to satisfy our customers and meet their business needs. If a customer is unsatisfied with our solutions and services, we could lose the customer, we could incur additional costs to remedy the situation, or the profitability of our relationship with that customer may be impaired. In addition, negative publicity resulting from issues related to our customer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new customers and maintain and expand our relationships with existing customers.

        In addition, supporting enterprise customers could require us to devote significant development services and support personnel, which could strain our team and infrastructure, and reduce our profit margins. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our solutions, these customers may seek to terminate their relationships with us, not renew their subscriptions, renew their subscriptions on less favorable terms or not purchase additional features or solutions. If any of these were to occur, our revenue may decline, we may not realize future growth and our operating results may be materially and adversely affected.

Our inability to acquire and integrate other businesses, products or technologies could harm our operating results.

        Since 2009, we have acquired Cogent Online PTY Ltd. and Robinsonscalvini Limited. In the future we may acquire or invest in businesses, products or technologies that we believe could complement or expand our existing solutions, expand our customer base and operations worldwide, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

        Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing stockholders may be diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.

Widespread blocking or erasing of cookies or limitations on our ability to use cookies may impede our ability to collect information with our technology and may reduce the value of the data that we do collect.

        Our technology currently uses cookies, which are small files of information placed on an internet user's computer, to collect information about the user's visits to the websites of our customers. Third-party software and our own technology make it easy for users to block or delete our cookies. Several software programs, sometimes marketed as ad-ware or spyware detectors, block our cookies by default or prompt users to delete or block our cookies. If a large proportion of users delete or block our cookies, this could undermine the value of the data that we collect for our customers and could negatively impact our ability to deliver accurate reports to our customers, which would harm our business.

        Changes in web browsers may also encourage users to block cookies. Microsoft, for example, frequently modifies its Internet Explorer web browser. Some modifications by Microsoft could substantially impair our ability to use cookies for data collection purposes. If that happens and we are unable to adapt our technology and practices adequately in response to changes in Microsoft's technology, then the value of our services will be substantially impaired. Additionally, other technologies could be developed that impede the operation of our services. These developments could prevent us from providing our services to our customers or reduce the value of our services.

        In addition, laws regulating the use of cookies by us and our customers could also prevent us from providing our services to our customers or require us to employ alternative technology. A European Union directive implemented by member countries requires us to tell users about cookies placed on their computers, describe how we and our customers will use the information collected and offer users the right to refuse a cookie. Although no European country currently requires consent prior to delivery of a cookie, one or more European countries may do so in the future. If we were required to obtain consent before delivering a cookie or if the use or effectiveness of cookies is limited, we would be required to switch to alternative technologies to collect user profile information, which may not be done on a timely basis, at a reasonable cost or at all. Moreover, laws in the areas of privacy and behavioral tracking are likely to be passed in the future, which could result in significant limitations on or changes to the way in which we can collect, use, store or transmit users' personal information and deliver products and services.

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our solutions and our ability to conduct business.

        Our customers rely on email to communicate with their customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain "blacklists" of companies and individuals, and the websites, ISPs and internet protocol addresses associated with those entities or individuals, who do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company's internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity's service or purchases its blacklist.

        From time to time, some of our internet protocol addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our on-demand software and services and communicate with our customers and, because we fulfill email delivery on behalf of our customers, could undermine the effectiveness of our customers' email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Evolving domestic and international data privacy regulations may restrict our customers' ability to solicit, collect, process, disclose and use personal information or may increase the costs of doing so, which could harm our business.

        Federal, state and foreign governments and supervising authorities have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure, or use of consumers' personal information. Evolving regulations regarding personal data and personal information, in the European Union and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require companies to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by such companies, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for certain purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of specific technologies, such as those that track individuals' activities on web pages or record when individuals click on a link contained in an email message. Such laws and regulations could restrict our customers' ability to collect and use email addresses, web browsing data and personal information, which may reduce demand for our solutions. Changing industry standards and industry self-regulation regarding the collection, use and disclosure of data may have similar effects. Existing and future privacy and data protection laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may also negatively affect the public's perception of digital marketing, including marketing practices of our customers. If our solutions are perceived to cause, or are otherwise unfavorably associated with, invasions of privacy, whether or not illegal, we or our customers may be subject to public criticism. Public concerns regarding data collection, privacy and security may also cause some consumers to be less likely to visit our customers' websites or otherwise interact with our customers, which could limit the demand for our solutions and inhibit the growth of our business.

        Any failure to comply with applicable privacy and data protection laws, regulations, policies and standards or any inability to adequately address privacy concerns associated with our solutions, even if unfounded, could subject us to liability, damage our reputation, impair our sales and harm our business. Furthermore, the costs to our customers of compliance with, and other burdens imposed by, such laws, regulations, policies and standards may limit adoption of and demand for our solutions.

If we fail to respond to evolving technological requirements or to introduce adequate enhancements and new features, our solutions could become obsolete or less competitive.

        To remain a leading provider of cross-channel, SaaS digital marketing solutions, we must continue to invest in research and development of new solutions and enhancements to our existing solutions. The process of developing new technologies, products and services is complex and expensive. Our industry is characterized by rapidly changing technologies, standards, regulations and customer requirements and frequent product enhancements and introductions. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new industry standards could render our solutions obsolete or less effective. In addition, other means of digital marketing may be developed or adopted in the future, and our solutions may not be compatible with these new marketing channels. The success of any enhancement or new solution depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any new solution or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to anticipate customer requirements, successfully develop or acquire new solutions or features in a timely manner or enhance our existing solutions to meet our customers' requirements, our business and operating results may be adversely affected.

Failures of the third-party hardware, software and infrastructure on which we rely, including third-party data center hosting facilities, could impair the delivery of our solutions and adversely affect our business.

        We rely on hardware and infrastructure, which is purchased or leased, and software licensed from third parties, to offer our cross-channel, SaaS digital marketing solutions and related professional services. For example, we rely on bandwidth providers, ISPs, mobile providers and social networks to deliver messages to consumers on behalf of our customers. Any errors or defects in third-party hardware, software or infrastructure could result in errors, interruptions or a failure of our SaaS solutions. Furthermore, this hardware, software and infrastructure may not continue to be available on commercially reasonable terms, or at all. The loss of the right to use any of this hardware, software or infrastructure could limit access to our SaaS solutions.

        We currently serve our customers from five third-party data center hosting facilities located in California (Milpitas, Fremont, Emeryville, and Sunnyvale) and Maidenhead, U.K., with backup data storage provided remotely by Iron Mountain requiring data recovery. Although our network infrastructure is generally redundant in each of our data centers, our data storage and operational capabilities are not fully redundant across data centers. The owners and operators of these facilities do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We do not control the operation of these facilities, and such facilities are vulnerable to damage or interruption from a tornado, earthquake, fire, cyber-attack, terrorist attack, power loss, telecommunications failure or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions. If for any reason our arrangement with one or more of the third-party data centers we use is terminated, we could incur additional expense in arranging for new facilities and support. In addition, the failure of the data centers to meet our capacity requirements could result in interruptions in the availability of our SaaS solutions or impair the functionality of our SaaS solutions, which could adversely affect our business.

        Errors, defects, disruptions or other performance problems with the delivery of our solutions may reduce our revenue, harm our reputation and brand and adversely affect our contract renewals and our ability to attract new customers. In addition, some of our customer agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our customers the ability to terminate the agreements in the event of significant amounts of downtime. Our business, growth prospects and operating results will also be harmed if our customers and potential customers are not confident that our solutions are reliable.

        As we add data centers and increase capacity in data centers to accommodate increased demand, our costs and expenses associated with these efforts may adversely affect our operating results, liquidity and financial condition.

If our security measures are compromised or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not secure, customers may curtail or cease using our solutions, our reputation may be harmed and we may incur significant liabilities.

        Our operations involve the storage and transmission of customer and consumer data, and security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, that could damage our reputation, impair our sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and platform providers of digital marketing services have been targeted. Our security measures and the contractual restraints we maintain to prevent our customers from loading sensitive health, personal and financial information into our SaaS solution may not be sufficient to prevent the storage of such information on our systems or to prevent our systems from being compromised. We do not regularly monitor or review the content that our customers upload and store and, therefore, do not control the substance of the content within our hosted environment. If customers use our cross-channel, digital marketing solutions for the transmission or storage of personally identifiable information and our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation and our business could be harmed and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers' data. If we do not meet customers' expectations with respect to security and confidentiality, our reputation could be seriously damaged and our ability to retain customers and attract new business could be harmed.

        Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. In addition, some of our customers contractually require notification of any data security compromise. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

        There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to scale our infrastructure quickly enough to meet our customers' growing needs and, even if we can, our operations may be disrupted or our operating results could be harmed.

        As usage of our cross-channel, SaaS digital marketing solutions grows and as customers use our solutions for more advanced digital marketing programs, we will need to devote additional resources to improving our application architecture and our infrastructure to maintain our solutions' performance. Any failure of or delays in our systems could cause service interruptions or impaired system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to customers, result in decreased sales to new customers and lower renewal rates by existing customers, which could hurt our revenue growth and our reputation. We also may need to expand our hosting operations at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new SaaS solutions. Similarly, our international expansion efforts could require us to use data centers located outside the United States. We may not be able to scale our existing systems in a manner that is satisfactory to our existing or prospective customers. In addition, any such expansion will require management time and support, could be expensive and complex, could result in inefficiencies, unsuccessful data transfers or operational failures, could reduce our margins and could adversely impact our financial results. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all.

We have a recent history of losses, and we may not return to or sustain profitability in the future.

        We incurred net losses of $2.7 million for fiscal 2010, $7.0 million for fiscal 2011 and $10.5 million for fiscal 2012. In recent years, we have made substantial investments in research and development, infrastructure, international expansion and acquisitions to support anticipated future revenue growth. In the past, we have not been in compliance with our liquidity covenant under our credit agreement with Comerica Bank (the "Bank") and we may not be in compliance with the liquidity covenant or other financial covenants in our credit agreement in the future. We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. While our revenue has grown in recent periods, such revenue growth may not be indicative of our future performance, and may not be sustainable. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this Annual Report.

We may experience quarterly fluctuations in our operating results due to many factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

        Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results may not be indicative of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide, the price of our common stock could decline.

        In addition to the other risks described in this Annual Report, factors that may affect our quarterly operating results include the following:

  •
  changes in spending on digital marketing technologies by our current or prospective customers;

  •
  the volume of utilization above contracted levels for a particular quarter and the amount of any associated additional revenue earned;

  •
  customer renewal rates, and the pricing and volume commitments at which agreements are renewed;

  •
  customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

  •
  budgeting cycles of our customers;

  •
  changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

  •
  long or delayed implementation times for new customers;

  •
  the amount and timing of operating expenses, particularly research and development and sales and marketing expenses (including commissions and bonuses associated with performance), unforeseen product execution costs, employee benefit expenses and expenses related to the expansion of our business, operations and infrastructure;

  •
  changes in the levels of our capital expenditures;

  •
  seasonality;

  •
  the amount and timing of costs associated with recruiting, training and integrating new employees; and

  •
  failure to successfully manage any acquisitions or the incurrence of write-downs, impairment charges or unforeseen liabilities in connection with acquisitions.

        We may not be able to accurately forecast the amount and mix of future subscriptions, revenue and expenses and, as a result, our operating results may fall below our estimates or the expectations of public market analysts and investors.

Because we recognize subscription revenue from our customers over the terms of their agreements and most of the costs associated with those agreements are incurred up front, rapid increases in new customers and expanding sales to existing customers may cause an adverse impact on our short-term operating income and cash flows and may cause our operating results to be difficult to predict.

        The majority of our subscription revenue in a quarter is derived from customer agreements entered into in previous quarters. Significant selling activity in a quarter may result in little incremental recognized revenue and customer cash receipts during that quarter, but results in the recognition of related commissions and sales and company bonuses due to immediate expense recognition. In addition, it takes several months to ramp up a professional services consultant to full productivity and, as a result, we generally must increase our professional services capacity ahead of the recognition of associated professional services revenue, which can result in lower margins in a period of significant hiring. The timing of revenue and expense recognition and associated cash flows may result in an adverse impact on our short-term operating income and cash flows and may also make it more difficult to accurately predict current quarter operating results. The resulting variations in our operating income, earnings per share, cash flows from operating activities and other financial metrics and non-financial metrics could harm the price of our common stock if they do not meet the expectations of the public market, securities analysts or investors.

Our sales cycle can be unpredictable, time-consuming and expensive, which could harm our business and operating results.

        Our sales efforts involve educating prospective customers and our existing customers about the use, technical capabilities and benefits of our solutions. Some customers, particularly in the enterprise market, undertake a prolonged solution-evaluation process, which frequently involves not only our solutions but also those of our competitors. As we continue to pursue enterprise customers, we may face greater costs, longer sales cycles and less predictability in completing such sales. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. It is also difficult to predict the level and timing of sales that come from our indirect sales channel of marketing service providers since these resellers do not exclusively sell our solutions. Events affecting our customers' businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results.

We derive a significant portion of our revenue from customers in the technology, retail, publishing, entertainment, non-profit and telecommunications industries, and any downturn in these industries could harm our business.

        A significant portion of our revenue is derived from customers in the technology, retail, publishing, entertainment, non-profit and telecommunications industries. In addition, a significant portion of our revenue is derived from agencies and marketing service providers. Any downturn in these industries may cause our customers to reduce their spending on digital marketing solutions, delay or cancel digital marketing projects or seek to terminate or renegotiate their contracts with us. Also, the increased pace of consolidation in any of these industries may result in reduced overall spending on our solutions. In particular, if our customers are acquired by entities that are not our customers, that use fewer of our solutions or that choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.

Uncertain or weakened global economic conditions may adversely affect our industry, business and results of operations.

        Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us. The U.S. economy and other key international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our digital marketing solutions and services, delay prospective customers' purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown worldwide, in the United States, or in our industry.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

        Our success and future growth depend upon the continued services of our management team and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in the last two fiscal years, we have experienced significant turnover in our management team and many of our current executive officers and key employees are new to Lyris. As a result, we may face challenges in effectively managing our operations during this period of transition. If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to effectively manage our business may be impacted. We also are dependent on the continued service of our existing development professionals because of the complexity of our solutions. We may terminate any executive officer's employment at any time, with or without cause, and any executive officer may resign at any time, with or without cause. We do not maintain key person life insurance on any of our employees. The loss of any of our key employees could harm our business.

Because competition for key employees is intense, we may not be able to attract and retain the highly-skilled employees we need to support our operations and future growth.

        Competition for executive officers, software developers and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be harmed.

Any violation of our policies or misuse of our digital marketing solutions by our customers could damage our reputation and subject us to liability.

        Our customers could misuse our digital marketing solutions by, among other things, transmitting negative messages or website links to harmful applications, sending unsolicited commercial email, reproducing and distributing copyrighted material without permission, reporting inaccurate or fraudulent data and engaging in illegal activity. Any such use of our digital marketing solutions could damage our reputation and could subject us to claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers may use our digital marketing solutions to promote their products and services in violation of federal, state and foreign laws. We rely on contractual representations made to us by our customers that their use of our digital marketing solutions will comply with our policies and applicable law, including, without limitation, our Anti-Spam Policy. Although we retain the right to review customer lists and emails to verify that customers are abiding by our Anti-Spam Policy, our customers are ultimately responsible for compliance with our policies, and we do not audit our customers to confirm compliance with our policies.

        We cannot predict whether the use of our digital marketing solutions would expose us to liability under applicable laws or subject us to other regulatory action. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending against such claims, or our reputation may be damaged. If we are found liable in connection with our customers' activities, we could be required to pay fines or penalties, redesign our digital marketing solutions or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could reduce the effectiveness of our solutions or increase our operating expenses to the extent these laws subject us to financial penalties.

        The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN-SPAM Act") regulates commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act obligates each sender of commercial emails to allow recipients to opt-out of receiving future emails from the sender.

        In addition, some states have passed laws regulating commercial email. In some cases, these laws are significantly more punitive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan have enacted do-not-email registries to protect minors from receiving unsolicited commercial email marketing adult content and other products that minors are prohibited from obtaining. Whether such state laws are preempted in whole or in part by the CAN-SPAM Act is uncertain. Furthermore, some foreign jurisdictions, such as Australia, Canada and the European Union, have also enacted laws that regulate email. Some of these laws are more restrictive than U.S. laws.

        As internet commerce continues to evolve and grow, increasing regulation by federal, state or foreign governments may become more likely. Federal, state or foreign jurisdictions may in the future enact laws or regulations restricting the ability to conduct digital marketing through mobile, social media and web channels. The cost to comply with such laws or regulations could be significant and would increase our operating expenses. We may be unable to pass along those costs to our customers in the form of increased subscription fees. If such restrictions require us to change one or more aspects of the way we operate our business, it could impair our ability to attract and retain customers or otherwise harm our business.

        Noncompliance with any existing or future laws and regulations may subject us to significant financial penalties. If we are found to have violated these laws or regulations or if our customers are found to have violated these laws or regulations, we could be required to pay penalties, which would adversely affect our financial performance and harm our reputation and our business.

Regulation of the internet and the lack of certainty regarding the application of existing laws to the internet could substantially harm our operating results and business.

        We are subject to laws and regulations applicable to doing business over the internet. It is often not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet, as these laws have in some cases failed to keep pace with technological change. Recently-enacted laws governing the internet could also impact our business. For instance, existing and future regulations on taxing internet use or restricting the exchange of information over the internet could result in reduced growth or a decline in the use of the internet and could diminish the viability of our services. Furthermore, it is possible that governments of one or more countries may censor, limit or block certain users' access to websites or other social media services. Changing industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects. Any such adverse legal or regulatory developments could substantially harm our operating results and our business.

If we are unable to protect our proprietary technology and intellectual property, our business could be adversely affected.

        Our success is dependent upon our ability to protect our proprietary technology and intellectual property, which may require us to incur significant costs. We rely on a combination of confidentiality obligations in contracts, patents, copyrights, trademarks, service marks, trade secret laws and other contractual restrictions to establish and protect our proprietary rights. In particular, we enter into confidentiality and invention assignment agreements with all of our employees and consultants and enter into confidentiality agreements with the parties with whom we have business relationships in which they will have access to our confidential information. No assurance can be given that these agreements or other steps we take to protect our intellectual property will be effective in controlling access to and distribution of our solutions and our confidential and proprietary information. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized uses of our intellectual property. Despite our precautions, it may be possible for third parties to copy our solutions and use information that we regard as proprietary to create products and services that compete with ours. Third parties may also independently develop technologies that are substantially equivalent or superior to our solutions. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase.

        In some cases, litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management's attention and resources, could delay sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting less-advanced or more-costly technologies into our solutions or harm our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we could license that technology on commercially reasonable terms or at all.

We cannot be certain that any patents will be issued with respect to our current or potential patent applications.

        To date, we have no patent applications pending and one issued patent. We do not know whether any of our future patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our future applications proceed to issuance as a patent, any such future patent and our existing issued patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. Some of our technology is not covered by any patent or patent application.

We may be sued by third parties for alleged infringement of their proprietary rights.

        The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in our industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, we have received threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others, and we may be found to be infringing upon such rights.

        Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

Indemnity provisions in our subscription agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

        In our customer agreements, we agree to indemnify our customers against any losses or costs incurred in connection with claims by a third party alleging that a customer's use of our services infringes the intellectual property rights of the third party. Companies in the software industry, including those that provide digital marketing solutions, frequently face infringement threats from non-practicing organizations (sometimes referred to as "patent trolls") filing lawsuits for patent infringement. In the past, we have been notified of claims brought against our customers for infringement by such a patent troll and have requested indemnification or indicated that they may seek redress from us under the indemnification provisions of our contracts with them. Other customers facing infringement claims who are accused of infringement may in the future seek indemnification from us under the terms of our contracts. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.

We use open source software in our solutions, which may subject us to litigation or other actions that could adversely affect our business.

        We use open source software in our solutions and may use more open source software in the future. In the past, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. If we were to use open source software subject to such licenses, we could be required to release our proprietary source code, pay damages, re-engineer our applications, discontinue sales or take other remedial action, any of which could adversely affect our business.

If we are unable to integrate our solutions with certain third-party applications, the functionality of our solutions could be adversely affected.

        The functionality of our solutions depends on our ability to integrate them with third-party applications and data management systems used by our customers to obtain consumer data. In addition, we rely on access to third-party application programming interfaces ("APIs") to provide our social media channel offerings through social media platforms. Third-party providers of marketing applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in a manner adverse to us. Such changes could limit our ability to integrate or could prevent us from integrating our software with these third-party applications and platforms, which could impair the functionality of our software and harm our business. Further, if we fail to integrate our software with new third-party applications and platforms that our customers use for marketing purposes, or if we fail to adapt to the data transfer requirements of such third-party applications and platforms, demand for our solutions could decrease, which would harm our business and operating results.

Qualifying and supporting our digital marketing solutions on multiple computer platforms is time consuming and expensive.

        We devote time and resources to qualify and support our solutions on specific computer platforms, such as Microsoft operating systems. The pace at which existing platforms are being modified and new platforms are being adopted has increased rapidly over time. To the extent that existing platforms are modified or upgraded, or customers adopt new platforms, we could be required to expend additional engineering time and resources to qualify and support our solutions on such modified or new platforms, or we could lose customers to competitors who respond more quickly to platform changes, which could add significantly to our development expenses, decrease our revenues and adversely affect our operating results.

The market forecasts included in this Annual Report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at similar rates, or at all.

        The market forecasts included in this Annual Report, including the forecasts by Forrester Research, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. This risk also applies to forecasts of anticipated spending on digital marketing channels. Market data and forecasts relating to international spending on digital marketing are even more limited than data for the U.S. market. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Accordingly, the forecasts and market data in this Annual Report should not be taken as indicative of our future growth.

We may not be able to secure sufficient additional financing on favorable terms, or at all, to meet our future capital needs.

        In the future, we may require additional capital to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We may not be able to utilize a significant portion of our net operating loss carry-forwards, which could adversely affect our operating results and cash flows.

        As of June 30, 2012, we had $161.7 million of net operating loss carry-forwards. Utilization of these net operating loss carry-forwards depends on many factors, including our future income, which cannot be assured. Our loss carry-forwards begin to expire in 2019. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have undergone one or more ownership changes as a result of prior financings. Future ownership changes, or future regulatory changes may limit our ability to utilize our net operating loss carry-forwards. To the extent we are not be able to offset our future income against our net operating loss carry-forwards, this would adversely affect our operating results and cash flows.

Tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our solutions and adversely impact our business.

        The application of federal, state, local and international tax laws to services and products provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services and products provided over the internet or via email, which could discourage the use of the internet and email as a means of commercial marketing, adversely affecting the viability of our solutions. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

        In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.

Our internal controls and disclosure controls may not be adequate, and control deficiencies could be significant or could even be material weaknesses that could cause us to restate our financial statements or otherwise cause errors in our public reporting.

        Internal controls for financial reporting and disclosure controls for public disclosures generally are important to assure that financial and other information is reported accurately and in a timely fashion. Where control deficiencies are significant, we may be required to restate our financial statements or we may encounter errors in our public reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. In the past we have experienced control deficiencies that required us to reclassify as research and development expense amounts that had previously been classified as cost of revenues expense.

        Implementing new disclosure controls or internal controls requires specific compliance training of our directors, officers and employees, may entail substantial costs to modify existing accounting systems, and may take a significant period of time to complete. There can be no assurance that new disclosure controls or internal controls will be effective in maintaining the adequacy of our controls. Failure to develop or maintain effective controls, or any difficulties encountered in implementing or improving existing controls, could harm our operating results or cause us to fail to meet our reporting obligations. In the event that our disclosure controls or internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results which could cause our stock price to decline.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

        Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the Financial Accounting Standards Board ("FASB") continues to consider applicable accounting standards in this area.

Catastrophic events may disrupt our business.

        We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of a tornado, earthquake, fire, cyber-attack, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in the delivery of our customers' digital marketing communications, reputational harm and loss of critical data or could prevent us from providing our digital marketing solutions to our customers. Our system hardware is co-located in five data centers operated by third parties in California (Milpitas, Fremont, Emeryville, and Sunnyvale) and Maidenhead, U.K. A catastrophic event that results in the destruction or disruption of any of these data centers, or our network infrastructure or information technology systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

Risks Related to Our Common Stock

Our stock price has been volatile or may decline regardless of our operating performance.

        Our stock price has experienced high volatility, may continue to be volatile and may decline. The market price of our common stock may fluctuate significantly in response to many factors, many of which are beyond our control. In addition to the other risk factors described herein, these factors include:

  •
  actual or anticipated fluctuations in our revenue and other operating results;

  •
  the financial guidance we may provide to the public, any changes in such guidance, our failure to meet any such guidance or any changes in analysts' recommendations;

  •
  announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  changes in operating performance and stock market valuations of software or other technology companies, particularly companies in our industry;

  •
  the addition or loss of significant customers;

  •
  fluctuations in the trading volume of our common stock or the size of our public float;

  •
  announcements by us with regard to the effectiveness of our internal controls and our ability to accurately report our financial results;

  •
  price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

  •
  general economic, legal, regulatory and market conditions unrelated to our performance;

  •
  lawsuits threatened or filed against us; and

  •
  other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

        In addition, the stock markets have experienced extreme fluctuations in price and trading volume that have caused and will likely continue to cause the stock prices of many technology companies to fluctuate in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of declining stock prices. If we were to become involved in securities litigation, we could face substantial costs and be forced to divert resources and the attention of management from our business, which could adversely affect our business.

The transfer restrictions on our common stock may delay or prevent stockholders from obtaining more than 5% of our common stock, may delay or prevent takeover bids by third parties, and may delay or frustrate any attempt by stockholders to replace or remove members of management.

        In order to protect our net operating loss carry-forwards, our common stock is subject to transfer restrictions that, unless waived by the Board, prevent any individual stockholder or group of stockholders from acquiring in excess of 5% of our outstanding common stock, within the meaning of Section 382 of the Internal Revenue Code. The transfer restrictions will make it more difficult for stockholders to obtain more than 5% of our outstanding shares of common stock. The types of acquisition transactions that we may undertake will also be limited unless our Board waives the transfer restrictions. The transfer restrictions will delay or frustrate stockholders who would like to replace current management because no single stockholder may cast votes for more than 5% of our outstanding shares of common stock, unless that stockholder already holds 5% of our common stock or our Board specifically authorizes the acquisition of more than 5% of our common stock.

Delaware law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay or discourage takeover attempts that our stockholders may consider favorable.

        Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as they will be in effect upon the closing of this offering, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

  •
  Our Board is divided into three classes serving staggered three-year terms.

  •
  Our Board has the right to elect a director to fill a vacancy created by the expansion of the Board or due to the resignation or departure of an existing board member.

  •
  Our directors are not elected by cumulative voting; cumulative voting would allow less than a majority of stockholders to elect director candidates.

  •
  Advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders meeting is required.

  •
  Our Board may issue, without stockholder approval, up to 4,000,000 shares of preferred stock with terms set by the Board, certain rights of which could be senior to those of our common stock.

  •
  Stockholders do not have the right to call a special meeting of stockholders and to take action by written consent in lieu of a meeting.

  •
  Approval of at least two thirds of the shares entitled to vote at an election of directors is required to amend or repeal, or adopt any provision inconsistent with, our amended and restated bylaws or the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors; and

  •
  Directors may be removed from office only for cause.

        In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the "DGCL"). In general, Section 203 prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for three years following the time that such stockholder becomes an interested stockholder, unless the business combination is approved in a prescribed manner. A "business combination" includes, among other things, a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An "interested stockholder" is a person who, together with affiliates and associates, owns, or did own, within three years prior to the determination of interested stockholder status, 15% or more of a corporation's voting stock.

        These provisions may prohibit large stockholders, particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and the DGCL could discourage potential takeover attempts, could reduce the price that investors are willing to pay for shares of our common stock in the future and could potentially result in the market price of our common stock being lower than it otherwise would be.

        Our certificate of incorporation also restricts any stock ownership that would cause a person or group of persons to be a five percent shareholder within the meaning of Section 382 of the Internal Revenue Code.

Our directors, executive officers and principal stockholders collectively own approximately 67% of our outstanding common stock and will continue to have substantial control over the company.

        Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 67% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

  •
  delaying, deferring or preventing a change in control of the company;

  •
  impeding a merger, consolidation, takeover or other business combination involving us; or

  •
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        Our corporate headquarters, including our principal administrative, marketing, and technical support departments, are located in Emeryville, California, where we lease approximately 31,193 square feet under an agreement that expires March 31, 2016. Our research and development departments are primarily located in San Jose, California where we lease approximately 9,753 square feet under an agreement that expires in 2014, and approximately 48,167 square feet under an agreement that expires in 2021. We also maintain smaller leased regional offices in Sydney, Australia; Buenos Aires, Argentina; and London, U.K..

        Our system hardware is co-located in five third-party operated hosting facilities in California (Milpitas, Fremont, Emeryville, and Sunnyvale), and Maidenhead, U.K.. We do not own any real property. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

        On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our Chief Executive Officer, one other employee, several current or former directors, and certain of our shareholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs allege various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs seek unspecified damages, punitive damages, costs, and injunctive relief. We intend to vigorously defend this suit.

        In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business.

        Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is currently traded on the OTCBB under the symbol "LYRI.OB".

        The following table sets forth the high and low bid prices of our common stock on the applicable market for the quarterly periods indicated. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ending	Low	High
September 30, 2012 (through September 13, 2012)	$1.75	$3.16
June 30, 2012	$1.35	$3.50
March 31, 2012	$0.97	$3.00
December 31, 2011	$1.20	$2.62
September 30, 2011	$1.50	$4.20
June 30, 2011	$2.85	$4.50
March 31, 2011	$2.32	$4.50
December 31, 2010	$2.25	$5.25
September 30, 2010	$1.95	$5.85

        Our stock has experienced periods, including extended periods, of limited or sporadic quotations. As of June 30, 2012, there were 448 holders of record of our common stock.

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will be dependent on a number of factors, including our earnings, capital requirements and overall financial conditions.

        On November 21, 2011, we sold 1,269,841 shares of common stock to a trust, the investments of which are controlled by William T. Comfort, III, chairman of the Registrant's board of directors, at a purchase price of $1.575 per share, or $2,000,000 in the aggregate.

ITEM 6.    SELECTED FINANCIAL DATA

        Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements. Our fiscal year ends on June 30, and references throughout this Annual Report to a given year are to our fiscal year ended on that date. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed above in the section entitled "Item 1A. Risk Factors."

Overview

        We are a leading provider of digital marketing software solutions that help organizations engage with their customers across multiple interactive channels. Our solutions empower marketers to design, automate and optimize data-driven campaigns that generate superior engagement, increased business value through greater customer conversions and measurable return on marketing investment. Our Lyris HQ and Lyris ListManager platforms improve marketing efficiency by providing campaign management and automated message delivery, using robust segmentation and analytics driven by real-time social, mobile and web interactions. Lyris HQ is offered as an in-the-cloud solution for enterprises while Lyris ListManager is offered as an on-premises solution primarily for the SMB market. During the three months ended June 30, 2012, over 5,000 organizations worldwide actively used our solutions.

        Our solutions help companies increase customer conversions and grow revenues. Real-time customer data defines and automates targeted message flows that facilitate superior customer experiences. Our private cloud technology stack is architected for "big data" to consolidate and analyze large amounts of vital behavioral and transactional information from online activities in order to increase the relevance of every customer message. With more than ten years' experience and billions of digital messages processed by our solutions, we are continuously expanding ways companies deliver value to their customers.

        The majority of our revenue is recurring, comprised of subscription and support and maintenance. We derive revenue from subscriptions to our SaaS solutions (Lyris HQ), software (Lyris ListManager), support, maintenance and related professional services. As part of an annual subscription, a customer is provided 24 × 7 access to our SaaS solution, including digital message delivery, reporting and analytics, training and support. Subscription revenue is recurring, which permits sending up to a specified number of email messages. Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Support and maintenance revenue is primarily comprised of customer service and support for our products. Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing.

Financial Summary

        Highlights of our recent financial performance include:

  •
  Recurring revenue, consisting of subscription and support and maintenance revenue, represented 85% of total revenues in fiscal 2012.

  •
  Sales of our Lyris HQ product grew from $9.3 million in fiscal 2009 to $20.3 million in fiscal 2012 a 21% CAGR:

  •
  In July, 2011, we intensified our new product development activities associated with our Lyris ONE, which was launched in September, 2012. We decreased our operating expenses, excluding non-cash impairment charges, by $1.2 million, or 4.56%, from $26.3 million in fiscal 2011, to $25.1 million in fiscal 2012.

  •
  We returned to profitability for the three month periods ended March 31, 2012 and June 30, 2012 due to a tighter focus on our core business and expense management recording net income of $0.6 million for the three month period ended March 31, 2012 and $0.4 million for the three month period ended June 30, 2012.

Results of Operations for Fiscal 2011 and Fiscal 2012

        The following table summarizes our consolidated statements of operations data as a percentage of total revenues for the periods presented:

	Years Ended June 30,
	2011	2012
Revenue:
Subscription revenue	76%	75%
Support and maintenance revenue	9%	10%
Professional services revenue	10%	11%
Software revenue	5%	4%

Total revenues	100%	100%
Cost of revenues	52%	37%

Gross profit	48%	63%
Operating expenses:
Sales and marketing	36%	23%
General and administrative	21%	23%
Research and development	5%	15%
Amortization and impairments	5%	28%

Total operating expenses	67%	89%

Loss from operations	(19)%	(26)%
Interest and other income (expense), net	1%	(1)%

Loss before income tax provision and non-controlling interest	(18)%	(27)%
Income tax provision (benefit)	0%	0%

Net loss	(18)%	(27)%
Less: Net loss attributable to non-controlling interest	0%	(0)%

Net loss attributable to Lyris, Inc.	(18)%	(27)%

Revenue

        Lyris recognizes revenue from subscriptions, support and maintenance, professional services, and licensing of our software products to our customers. Revenues for fiscal 2011 and fiscal 2012 were:

	Years Ended June 30,		Change
	2011	2012	Dollars	Percent
	(In thousands, except percentages)
Recurring revenue:
Subscription revenue
Lyris HQ	$18,535	$20,295	$1,760	9.5%
Legacy products	11,899	8,910	(2,989)	(25.1)%

Total subscription revenue	30,434	29,205	(1,229)	(4.0)%
Support and maintenance revenue	3,649	3,778	129	3.5%

Total recurring revenue	34,083	32,983	(1,100)	(3.2)%
Professional services revenue	4,150	4,059	(91)	(2.2)%
Software revenue	1,892	1,737	(155)	(8.2)%

Total revenues	$40,125	$38,779	$(1,346)	(3.4)%

Subscription Revenue

        In fiscal 2011, subscription revenue was $30.4 million, or 76% of our total revenues, compared to $29.2 million, or 75% of our total revenues for fiscal 2012, a decrease of $1.2 million or 4%. Subscription revenue decreased because we continued to experience pricing pressures from our customers on our subscription renewals, due in part to the difficult economic environment.

        Subscription revenue related to Lyris HQ for fiscal 2012, increased $1.7 million versus the prior year, primarily coming from larger actual and committed volumes from existing customers, as well as sales to new customers partially offset by customer turnover. Subscription revenue related to legacy products for fiscal 2012, declined compared to the prior year primarily due to ending contracts with low-priced subscriptions and the end-of-life of some of our low-value legacy products.

Support and Maintenance Revenue

        In fiscal 2011, support and maintenance revenue was $3.6 million, or 9% of our total revenues, compared to $3.8 million, or 10% of our total revenues for fiscal 2012, an increase of $129 thousand. Support and maintenance revenue increased slightly as we focused our efforts to renew existing customers.

Professional Services Revenue

        In fiscal 2011, professional services revenue was $4.2 million, or 10% of our total revenues, compared to $4.1 million, or 11% of our total revenues for fiscal 2012, a decrease of $91 thousand or 2%. Fiscal 2011 included $0.6 million in one-time revenue recognized from a specific customer. As such, without this one-time recognition, the increase of professional services revenue was due to our acquisition of certain service contracts in Australia.

Software Revenue

        In fiscal 2011, software revenue was $1.9 million, or 5% of our total revenues, compared to $1.7 million, or 4% of our total revenues for fiscal 2012, a decrease of $155 thousand or 8%. The software revenue decrease was attributable to our continued focus on sales of our SaaS solutions and services throughout fiscal 2012.

Cost of Revenues

        Cost of revenues consists principally of the amortization of intangible assets related to internally developed software to support our cloud-based marketing products, amortization of our intangibles and software acquired from our strategic acquisitions, payroll-related expenses related to our engineers assigned to product and revenue-support projects, data center and depreciation costs associated with our supporting hardware, various support costs such as website development, processing fees, and allocated overhead. In July, 2011, due to the hiring of a new Chief Technology Officer, we fundamentally changed the role of our engineering and quality assurance departments to work on next generation products. We also retooled the customer support department to provide support for cost of revenues. For fiscal 2011 and 2012, cost of revenues was as follows:

	Years ended June 30,		Change
	2011	2012	Dollars	Percent
	(unaudited)
	(in thousands, except percentages)
Cost of revenues	$20,705	$14,170	$(6,535)	(31.6)%

        Cost of revenues for fiscal 2011 and fiscal 2012 was $20.7 million and $14.2 million, respectively, a decrease of $6.5 million. As a percentage of total revenues, cost of revenues decreased to 37% for fiscal 2012 from 52% for fiscal 2011. Engineering employee salaries and related expense allocated to the statements of operations decreased as personnel were increasingly deployed to new product development efforts, which costs were then reflected in the balance sheet as capitalized software development. During fiscal 2012, cost of revenue employee salaries and related expense decreased $7.6 million, or 57%, as a result of our re-assignment of engineering resources from product support to product development activities in July 2011, while capitalized software increased $2.2 million, or 235%. We also realized significant increases in our data center expense for the support and hosting of our subscription services, which increased $0.7 million, or 20%, during fiscal 2012. This increase was due in large part to the addition of our Milpitas facility, without yet having shut down Sunnyvale and Fremont as we execute our migration strategy. Amortization of developed technology and depreciation of computer equipment did not change significantly during the period, but through our cost control efforts we have been able to achieve a 4% reduction in the various support costs such as website development, processing fees, and allocated overhead, achieving a $0.1 million decrease in fiscal 2012. During fiscal 2012, publisher payments increased $0.5 million, or 647%, as a result of the Cogent acquisition in June, 2011.

Gross Profit and Gross Margin

	Years Ended June 30,		Change
	2011	2012	Dollars	Percent
	(unaudited)
	(in thousands, except percentages)
Gross profit	$19,420	$24,609	$5,189	26.7%

Gross margin	48%	63%

        Gross profit for fiscal 2011 and fiscal 2012 was $19.4 million and $24.6 million, respectively, an increase of $5.2 million. The increase in gross profits for fiscal 2012 compared to fiscal 2011 was due to our re-assignment of engineering resources from product support to new product development activities. As a percentage of total revenues, gross profits increased to 63% for fiscal 2012 from 48% for fiscal 2011.

Operating Expenses

        Operating expenses for fiscal 2011 and 2012 were:

	Years Ended June 30,		Change		Percent of Revenue
	2011	2012	Dollars	Percent	2011	2012
	(unaudited)
	(in thousands, except percentages)
Sales and marketing	$14,584	$8,999	$(5,585)	(38.3)%	36%	23%
General and administrative	8,233	8,916	683	8.3%	21%	23%
Research and development	2,032	5,893	3,861	190.0%	5%	15%

Operating expenses before amortization and impairment	24,849	23,808	(1,041)	(4.2)%	62%	61%
Amortization of customer relationships and trade names	1,449	1,336	(113)	(7.8)%	4%	4%
Impairment of goodwill	—	9,000	9,000	100%	—%	23%
Impairment of capitalized software	408	385	(23)	(5.6)%	1%	1%

Total operating expenses	$26,706	$34,529	$7,823	29.3%	67%	89%

Sales and Marketing

        Sales and marketing includes expenses primarily related to employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

        Sales and marketing expense for fiscal 2011 and fiscal 2012 was $14.6 million and $9.0 million, respectively, a decrease of $5.6 million, or 38%. This decrease in sales and marketing expense from fiscal 2011 to fiscal 2012 was largely attributable to a $2.9 million, or 36%, decrease in employee salaries and related costs due to a reduction in our sales and marketing workforce, and a $2.3 million reduction in spending for advertising and other promotional programs. As a percentage of total revenues, sales and marketing expense decreased to 23% for fiscal 2012, from 36% for fiscal 2011.

General and Administrative

        General and administrative expense consists primarily of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

        General and administrative expense for fiscal 2011 and fiscal 2012 was $8.2 million and $8.9 million, respectively, an increase of $0.7 million, or 8.3%. The increase in general and administrative expense for fiscal 2012 compared to fiscal 2011 was attributable to increases in outside services of $0.5 million due to an increase in consulting services for several projects to improve our operational systems and processes, plus $0.5 million due to financing costs related to a withdrawn Form S-1. These were offset by a decrease of $0.2 million in severance costs. As a percentage of total revenues, general and administrative expense increased to 23% for fiscal 2012 from 21% for fiscal 2011.

Research and Development

        Research and development expense consists of salaries and related costs for engineering personnel, stock-based compensation and other headcount-related expenses associated with development of our next generation product line and increasing the functionality of current lines. We capitalize product development expenses incurred during the application development stage until the product is available for general release, provided we can ascertain that there is future economic value. We expense engineering costs in cost of revenues if the expense is related to supporting on-going platforms and is more related to product support activities. Management's judgement is used to determine the allocation between these three categories, and we refer to these three categories in aggregate as "product investment".

        In July, 2011, due to the hiring of a new Chief Technology Officer, we fundamentally changed the role of our engineering and quality assurance departments to work on next generation products and retooled the customer support department to provide support for cost of revenues. We terminated employees whose skill sets were not compatible with the development demands of the new product roadmaps and hired new developers and software engineers. Whereas a majority of our software engineers were previously focused on product support, our team is now focused on product development and enhancement. Prior to July of 2011 a majority of our engineers supported current products.

        Research and development expense for fiscal 2011 and 2012 was $2.0 million and $5.9 million, respectively, an increase of $3.9 million, or 190%. The increase in research and development expense was primarily due to a $3.5 million increase in engineering compensation-related expense for resources working on new product development, followed by $0.3 million of allocated facilities expense, and $0.1 million of outside services. This shift in engineering resources also resulted in a larger amount of compensation-related expense being capitalized software development. Over the past year, we achieved certain product development milestones and made the related product functionality available to our customers resulting in a further reduction of research and development costs. As a percentage of total revenues, research and development expense increased to 15% for fiscal 2012 from 5% for fiscal 2011.

        Product investment for fiscal 2011 and fiscal 2012 was $9.1 million and $10.0 million, respectively, an increase of $0.9 million, or 10%. Product investment for fiscal 2011 included cost of revenues of $6.5 million, research and development expense of $2.0 million, and the increase in capitalized software of $0.6 million. Product investment for fiscal 2012 included no cost of revenues, research and development expense of $5.9 million, and the increase in capitalized software of $4.1 million.

Amortization of Customer Relationships and Trade Names

        Amortization of customer relationships and trade names expense consists of intangibles that we obtained through the acquisition of other businesses.

        Amortization of customer relationships and trade names expense for fiscal 2011 and fiscal 2012 was $1.4 million and $1.3 million, respectively, a decrease of $0.1 million, or 8%. As a percentage of total revenues, amortization of customer relationships and trade names expense decreased to 3% for fiscal 2012 from 4% for fiscal 2011.

        The decrease in amortization of customer relationships and trade names expense for fiscal 2012 compared to fiscal 2011 was primarily due to one customer relationship reaching full amortization in October 2010. We acquired customer relationships from an acquisition in fiscal 2011 and will amortize this over a six year period.

Impairment of Capitalized Software

        Impairment of capitalized software consists of internal-use software, which was intended to provide a major feature upgrade to Lyris HQ. Internal-use software had been in the application development stage since the fourth quarter of fiscal 2011. Throughout the life of the project, $0.4 million in costs have been accounted for as capitalized software. In the second quarter of fiscal 2012, we focused our research and development efforts on the new Lyris ONE initiative, resulting in the recording of an impairment charge of $0.4 million for fiscal 2012 related to the termination of other development projects.

Impairment of Goodwill

        The following table outlines our goodwill, by acquisition:

	Years Ended June 30,
	2011	2012
	(in thousands)
Lyris Technologies	$16,505	$9,707
Email Labs	2,202	—
Cogent	84	84

Total	$18,791	$9,791

        In fiscal 2012, we determined that the goodwill associated with the acquisitions of Lyris Technologies on May 12, 2005 and Email Labs on October 12, 2005 exceeded their fair value. We have recorded $9.0 million in impairment of goodwill in fiscal 2012.

        We performed our annual impairment testing of goodwill at June 30, 2011 and determined that the estimated fair value of our reporting unit was in excess of its carrying value; therefore no impairment charge was recorded in fiscal 2011.

        See Note 5 "Goodwill" of the Notes to Consolidated Financial Statements.

Interest Expense

	Years Ended June 30,		Change
	2011	2012	Dollars	Percent
	(in thousands, except percentages)
Interest expense	$(94)	$(396)	$(302)	321.3%

        Interest expense relates to our revolving line of credit with the Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

        Interest expense for fiscal 2011 and fiscal 2012 was $0.1 million and $0.4 million, respectively, an increase of $0.3 million or 321%. The increase in interest expense was primarily attributable to a higher average balance of $4.1 million on our revolving line of credit for fiscal 2012 compared to an average balance of $1.7 million for fiscal 2011.

Income Tax Provision

        For fiscal 2011 and fiscal 2012, our effective tax rates were 2.3% and (1.6%), respectively. For additional information about income taxes, see Note 10 "Income Taxes" of the Notes to Consolidated Financial Statements.

Liquidity, Capital Resources and Financial Condition

        Since our inception, we have financed our operations primarily from the issuance of our stock, cash flows from operations, and borrowings under credit facilities. As of June 30, 2012, our primary sources of liquidity to fund our operations was from the collection of accounts receivable balances generated from net sales, proceeds from our revolving line of credit, and proceeds from stock issuances. For additional operational funds requirements, we have an available revolving line of credit with the Bank which matures on April 30, 2013, see Note 8 "Revolving Lines of Credit" of the Notes to Condensed Consolidated Financial Statements for detail information.

        As of June 30, 2012, our availability under this credit facility was approximately $0.2 million. As of June 30, 2012, our cash and cash equivalents totaled $1.6 million compared to $0.2 million as of June 30, 2011. As of June 30, 2012, our accounts receivable, less allowances, totaled $4.9 million compared to $6.3 million as of June 30, 2011.

	Years Ended June 30,		Change
	2011	2012	Dollars	Percent
		(unaudited)
	(in thousands, except percentages)
Accounts receivable	$7,264	$5,620	$(1,644)	(23)%
Allowance for doubtful accounts	(936)	(686)	250	27%

Total—Accounts receivable	$6,328	$4,934	$(1,394)	(22)%

        During the year ended June 30, 2012, accounts receivable decreased $1.6 million, or 23%, to $5.6 million from $7.3 million at June 30, 2011. Our allowance for doubtful accounts decreased $0.3 million, or 27%, to $0.7 million at June 30, 2012 from $0.9 million at June 30, 2011. Changes in accounts receivable during fiscal 2012 were predominantly due to a decrease related to write-offs of $1.4 million offset by additional cash collections of $0.3 million.

        Product investment for fiscal 2011 and fiscal 2012 was $9.1 million and $10 million, respectively, an increase of $0.9 million, or 10%.

        Product investment for fiscal 2011 included cost of revenues of $6.5 million, research and development expense of $2.0 million, and the increase in capitalized software of $0.6 million. Product investment for fiscal 2012 included research and development expense of $5.9 million, and the increase in capitalized software of $4.1 million.

        Significant costs incurred in fiscal 2011 were one-time charges associated with a corporate reorganization. We do not expect to incur these costs in the near future. Throughout fiscal 2011, we had to draw upon our revolving line of credit to fund our operations. At June 30, 2012, our outstanding borrowings totaled $5 million compared to $3.3 million of outstanding borrowings at June 30, 2011.

        On August 31, 2011 we entered into an amendment to our revolving credit facility which improves our liquidity position. Previously, our $5.0 million commitment from the Bank was based on eligible receivables, which limited our borrowings to between $3.5 million to $4.3 million during the fiscal year. Our credit facility was amended on August 31, 2011 to provide that only $2.5 million would be limited by eligible receivables; while a second $2.5 million credit line would not be limited by eligible receivables, which increased our available borrowings. On April 18, 2012, our credit facility was further amended to increase the credit line limited by eligible receivables to $3.5 million. These increases in availability under our revolving credit facility coupled with our cash flow from operations, will provide us sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for fiscal 2012.

Revolving Lines of Credit

        We have a revolving line of credit ("credit agreement") with the Bank, secured by substantially all of our assets. William T. Comfort, III, our Chairman of the Board, agreed to guarantee our repayment of indebtedness through a series of cross-collateralized agreements. (See Note 8 "Revolving Lines of Credit" of the Notes to the Consolidated Financial Statements).

        We currently maintain a revolving line of credit of $3,500,000 ("Revolving Line"). The amount available under the Revolving Line is limited by a borrowing base, which is 80% of the amount of the aggregate of our accounts receivable, less certain exclusions. The revolving line bears interest at a variable rate equal to the lender's most recently announced prime rate plus 2.5%.

        Lyris currently maintains a second revolving line of credit of $2,500,000 ("Non-Formula Line," and together with the Revolving Line, the "Revolving Lines"). The Non-Formula Line bears interest at a variable rate equal to the Bank's most recently announced prime rate plus 0.5%.

        We have negotiated a one-year renewal of the agreement with the Bank through April 30, 2013.

        The credit agreement requires us to comply with certain financial covenants, including with respect to recurring revenue, capital expenditures, and adjusted EBITDA on a three-month trailing basis. Under these covenants, we are required to maintain certain specified levels of recurring revenue and adjusted EBITDA (each as defined in the loan and security agreement) each quarter and we are required to limit our annual unfinanced capital expenditures to certain specified levels. As of June 30, 2012, Lyris was in compliance with all of its covenants for all applicable measurement periods in fiscal 2012. Our outstanding borrowings totaled $5.0 million with $0.2 million in available credit remaining as of June 30, 2012.

        The credit agreement also contains various customary negative covenants which restrict our ability to, among other things, dispose of assets, change our business, management, ownership or business locations, encumber our assets, incur additional debt, merge with or acquire other companies, engage in transactions with affiliates and pay dividends. In addition, the credit agreement contains various customary affirmative covenants, including covenants that require us to maintain bank accounts with the Bank, comply with various regulations and laws, provide the Bank with access to certain of our books and records and protect our intellectual property rights.

        The credit agreement also contains usual and customary events of default (subject to certain grace periods) upon the occurrence of certain events, such as nonpayment of amounts due under the agreement, violation of the covenants referred to above, violation of other contractual provisions, and a material adverse change in our business or our insolvency. In addition, the rejection by the Bank, in its reasonable discretion, of certain periodic financial and operating performance projections to be made by our Board pursuant to the loan and security agreement would constitute an event of default. If an event of default occurs, the Bank will be able to accelerate the maturity of any obligations owing under the loan and security agreement, terminate the commitments to make additional advances thereunder, demand cash collateral for issued letters of credit, terminate foreign exchange forward contracts, and exercise other rights and remedies.

        At June 30, 2012, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides, projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base and will continue building our cash reserves. See Notes 8 and 18 "Revolving Lines of Credit" and "Subsequent Events," respectively, of the Notes to Consolidated Financial Statements.

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

        We expect to maintain long-term growth in our hosted revenue offerings, particularly with Lyris HQ, and increase efficiency within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

Cash flows

        In summary, our cash flows were as follows for fiscal 2011 and fiscal 2012:

	Years Ended June 30,
	2011	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(529)	$3,175
Net cash used in investing activities	(2,520)	(4,865)
Net cash provided by financing activities	2,867	3,085
Effect of exchange rate changes on cash	(66)	(37)

Increase (decrease) in cash and cash equivalents	$(248)	$1,358

  Cash flows for fiscal 2011 compared to fiscal 2012

  Operating activities

        Net cash flows used in operating activities were $0.5 million for fiscal 2011, as compared to net cash flows provided by operating activities of $3.2 million for fiscal 2012. Cash flows from operating activities are comprised of net losses, adjustments to reconcile the net loss to net cash provided by or used in operating activities, and the change in balance sheet accounts.

        Adjustments had a $14.2 million positive effect on cash flows from operating activities in fiscal 2012, including non-cash charges of $9.4 million for impairment of goodwill and capitalized development costs, $3.4 million of depreciation and amortization, $0.7 million of stock-based compensation, and $0.7 million provision for bad debt. Changes in assets and liabilities had a $0.6 million negative effect on cash flows provided by operating activities in fiscal 2012, due largely to a $0.8 million decrease in deferred revenue, and a $0.5 million decrease in accounts payable and accrued expense offset by a $0.7 million decrease in accounts receivable. In fiscal 2011 contributions from working capital were $1.4 million, compared to uses of $(0.6) million in fiscal 2012.

  Investing activities

        Net cash flows used in investing activities were $2.5 million for fiscal 2011 as compared to net cash flows used in investing activities of $4.9 million for fiscal 2012, primarily reflecting capitalized software expenditures. The net cash flow used in investing activities for fiscal 2012 consisted of a $0.7 million used in purchasing property and equipment and $4.1 million in capitalized software expenditures.

  Financing activities

        Net cash flows provided by financing activities was $2.9 million for fiscal 2011 as compared to net cash flows provided by financing activities of $3.0 million for fiscal 2012. Financing cash flows for 2012 consisted primarily net proceeds over payments from our revolving line of credit with the Bank, of $1.7 million, and $1.9 million in proceeds from the sale of stock in the second quarter of fiscal 2012, offset by $0.5 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

Off-balance sheet arrangements

        As of June 30, 2012, we had $0.1 million in irrevocable letters of credit ("LOC") issued by the Bank, consisting of a $0.1 million LOC in favor of the Hartford Insurance Company ("Hartford") and a small LOC in favor of Legacy Partners I SJ North Second, LLC ("Legacy").

        The Hartford LOC is held by Hartford as collateral for deductible payments that may become due under a worker's compensation insurance policy. Under the terms of the Hartford LOC, any amount drawn down by Hartford on this LOC would be added to our existing debt as part of our line of credit with the Bank. The Hartford LOC was originally entered into on September 5, 2007 with an expiration date of September 1, 2008 and will automatically renew annually unless we are notified by the Bank 30 days prior to the annual expiration date that it has chosen not to extend the Hartford LOC for the next year. The current expiration of the letter of credit is September 1, 2012. As of June 30, 2012, there have been no draw downs on this LOC by Hartford.

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

        The following table summarizes by period the remaining payments due for contractual obligations estimated as of June 30, 2012:

	Payments due by period
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Facilities(1)	$4,381	$1,171	$2,266	$734	$210
Co-location hosting facilities(2)	169	151	18	—	—
Other(3)	96	46	34	16	—

Total operating leases	4,646	1,368	2,318	750	210
Capital leases(4)	1,390	699	573	118	—

Total	$6,036	$2,067	$2,891	$868	$210

(1)
Represents our significant leased office facilities.

(2)
Represents our co-location facilities for data center capacity for research and test data centers.

(3)
Represents our software contracts used in our production environment.

(4)
Represents our capital leases in connection with acquiring computer equipment for our data center operations which is included in property and equipment in our Consolidated Balance Sheets. Capital lease payments include interest.

Critical Accounting Policies and Use of Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Our accounting estimates and assumptions bear the risk of change due to the uncertainty attached to the estimates and assumptions, or some estimates and assumptions may be difficult to measure or value. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software, allowances for bad debt and income taxes. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

        In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our Audit Committee.

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU No. 2009-13"), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. We adopted ASU No. 2009-13 in the first quarter of fiscal 2011 and are described in detail below.

  Revenue recognition

        We recognize revenue from providing hosting and professional services and licensing our software products to our customers.

        We recognize revenue when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the customer (for software licenses, revenue is recognized when the customer is given electronic access to the licensed software); the amount of fees to be paid by the customer is fixed or determinable; and the collection of fees is probable.

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

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU No. 2009-13") which amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

  •
  Provide updated guidance on how the deliverables of an arrangement should be separated, and how the consideration should be allocated;

  •
  Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

  •
  Require an entity to allocate revenue to an arrangement using the estimated selling prices ("ESP") of deliverables if it does not have vendor-specific objective evidence ("VSOE") of fair value or third-party evidence ("TPE") of selling price.

        Valuation terms are defined as set forth below:

  •
  VSOE—the price at which the element is sold in a separate stand-alone transaction

  •
  TPE—evidence from Lyris or other companies of the value of a largely interchangeable element in a transaction

  •
  ESP—Our best estimate of the selling price of an element in a transaction

        Lyris adopted ASU No. 2009-13 in fiscal 2011 on a prospective basis for multiple-element arrangements that include subscription services bundled with technical support and professional services. The implementation resulted in an immaterial difference in revenue recognized and additional disclosures that are included below.

        We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for our subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For fiscal 2012, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies' offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

  •
  We have defined processes and controls to ensure our pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions, and pricing history of similar services. Based on this information and actual pricing trends, management establishes or modifies the pricing.

  •
  We identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple-element arrangements and those sold on a standalone basis.

  •
  We analyzed the population of items sold by stratifying the population by product type and level, and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value. Additionally, we gathered and analyzed sales' team feedback gained from interaction with customers and similar activities. This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products we offer and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

        For transactions entered into or materially modified after July 1, 2010, we allocate consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For fiscal 2012, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified since its adoption in fiscal 2011. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance, and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for fiscal 2012.

        However, new guidance may result in a material impact in the future, due to the change in other factors affecting the revenue recognition method, as the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period. We expect that the new accounting guidance will facilitate our efforts to optimize the sales and marketing of our offerings due to better alignment between the economics of an arrangement and the accounting for that arrangement. Such optimization may lead us to modify our pricing practices, which could result in changes in the relative selling prices of our elements, including both VSOE and ESP, and therefore change the allocation of the sales price between multiple elements within an arrangement. However, this will not change the total revenues recognized with respect to the arrangement.

        We defer technical support consisting of maintenance revenue, including revenue that is part of a multiple element arrangement, and recognizes it ratably over the term of the agreement, which is generally one year.

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

        For multiple element arrangements entered into prior to July 1, 2010 that include both subscription and professional services and did not meet the reparability criteria under the previous guidance, we have accounted for them as a single unit of accounting. Consistent with the revenue recognition method applied prior to the adoption of ASU No. 2009-13, revenue for these arrangements continues to be recognized ratably over the term of the related subscription arrangement. If the multi-element arrangement is materially modified, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

  Software revenue

        Lyris enters into certain revenue arrangements for which it is obligated to deliver multiple elements, consisting of products and/or services. For these arrangements, which generally include software products, technical or maintenance support and professional services, we allocate and defer revenue for the undelivered elements based on their VSOE. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. VSOE exists for all elements of multiple element arrangements. In the event that VSOE cannot be established for one of the elements of multiple element arrangement, we will use TPE or ESP to determine how much revenue to allocate to the multiple element arrangements.

        We determine VSOE based on actual prices charged for standalone sales of maintenance. To accomplish this, we track sales for the maintenance product when sold on a standalone basis for a one year term and compare them to sales of the associated licensed software product.

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

        We recognize revenue from our professional services as rendered. VSOE for professional services is based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis.

  Valuation allowances and reserves

        We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.

        We use the aged receivable and specific-identification methods of estimating our allowance for doubtful accounts. During the monthly accounts receivable analysis, we apply the aged receivable method by categorizing each customer's balance by the number of days or months the underlying invoices have remained outstanding. Based on historical collection experience, changes in our customer payment history and a review of the current status of a customer's trade accounts receivable, historical bad debts percentages are applied to each of these aggregate amounts, with larger percentages being applied to the older accounts. The computed total dollar amount is compared to the balance in the valuation account and an adjustment is made for the difference. On a quarterly basis, we use the specific-identification method by categorizing each customer's balance based on all outstanding receivables greater than 90 days in the following uncollectible categories: receivables sent to collection agency; receivables under legal determination; and receivables in higher collection risk. Consequently, our quarterly allowance for doubtful accounts adjustment is determined by comparing the difference of the total of the uncollectible amounts as identified from the uncollectible categories with the pre-adjusted allowance provision.

  Loss contingencies and commitments

        We record an estimated loss contingency when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of June 30, 2012, there were no probable material losses incurred that could be reasonably estimated.

        Our commitments consist of obligations under operating leases for corporate office space, co-location facilities for data center capacity for research and test data centers, software contracts used in our production environment and capital leases.

  Goodwill, long-lived assets and other intangible assets

        We classify our intangible assets into three categories: intangible assets with definite lives subject to amortization; intangible assets with indefinite lives not subject to amortization; and goodwill.

        Periodically, we evaluate our fixed assets and intangible assets with definite lives for impairment. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset's or asset group's fair value. In addition, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.

        We conduct a test for the impairment of goodwill on at least an annual basis. We have one reporting unit, Lyris, Inc. We adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. Due to the triggering event of the decline of our stock price from $0.34 as of the date of our annual impairment test at June 30, 2010, to lesser amounts at each quarter end in fiscal 2011, we tested the impairment of our goodwill during each quarter ended for fiscal 2011. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The fair values calculated in our impairment test are determined using the weight of two methods: Public Company Market Multiple Method and the Income Approach.

        At June 30, 2011 we determined that the estimated fair value of our reporting unit was in excess of its carrying value. The carrying value of our reporting unit was approximately $28.1 million at June 30, 2011. The fair value of our reporting unit under the Public Company Market Multiple Method was approximately $39.7 million at June 30, 2011 based on a comparison of us to other publicly traded companies within the same industry and market; and similar product lines, growth, margins and risk. Our comparison is based on published data regarding the public companies' stock price and earnings, sales and/or revenues. This method resulted in an excess of fair value under the Public Company Market Multiple Method over the carrying value of approximately $11.6 million or 41%.

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

        Based on our impairment test conducted at December 31, 2011, we concluded that there was an impairment of goodwill for the six months ended December 31, 2011.

        Based on our impairment test conducted at June 30, 2012, we concluded that there was no further impairment of goodwill or intangible assets for fiscal 2012.

        See Note 5 "Goodwill" of the Notes to Consolidated Financial Statements.

  Capitalized Software Costs

  Software licensing

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

  SaaS software costs

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

        Total capitalized hosting software costs were approximately $1.5 million and $4.5 million during fiscal 2011 and fiscal 2012, respectively.

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

        On November 18, 2011, the Board authorized an offer to employees, including executives, to exchange each employee stock option with an exercise price equal to or greater than $4.95 for a stock option with an exercise price of $1.58. This offer commenced on March 26, 2012 and expired April 23, 2012. 55 employees participated in the exchange offer for a total of 269,183 shares. We used the Black-Scholes method to determine the stock based compensation effect of the tender offer in the fourth quarter of fiscal 2012.

  Accounting for income taxes

        We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets, including tax loss and credit carry forwards and liabilities using enacted tax rates expected to be applicable to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

        We establish a valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, such as an audit by a taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 10 "Income Taxes" of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

        See Note 2 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lyris, Inc.:

        We have audited the accompanying consolidated balance sheets of Lyris, Inc. and Subsidiaries (the "Company") as of June 30, 2011 and 2012, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the two-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lyris, Inc. and Subsidiaries as of June 30, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/Burr Pilger Mayer, Inc.

East Palo Alto, California
September 14, 2012

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of June 30,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$244	$1,602
Accounts receivable, less allowances of $936 and $686, respectively	6,328	4,934
Prepaid expenses and other current assets	842	787
Deferred income taxes	882	882
Deferred financing fees	10	8

Total current assets	8,306	8,213
Property and equipment, net	3,139	7,044
Intangible assets, net	6,701	5,266
Goodwill	18,791	9,791
Other long-term assets	899	901

TOTAL ASSETS	$37,836	$31,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,628	$4,222
Revolving lines of credit	3,285	5,005
Capital lease obligations—short-term	192	631
Income taxes payable	231	108
Deferred revenue	4,388	3,593

Total current liabilities	12,724	13,559
Other long-term liabilities	541	543
Capital lease obligations—long-term	165	662

TOTAL LIABILITIES	13,430	14,764

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 4,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 40,000 shares; 8,094 issued and 8,082 outstanding shares at June 30, 2011, 9,447 issued and 9,435 outstanding at June 30, 2012	1,214	1,414
Additional paid-in capital	265,075	267,447
Accumulated deficit	(241,814)	(252,291)
Treasury stock, at cost, 11 shares held at June 30, 2011 and 2012, respectively	(56)	(56)
Accumulated other comprehensive income	159	115

Total stockholders' equity controlling interest	24,578	16,629
Total stockholders' equity non-controlling interest	(172)	(178)

Total stockholders' equity	24,406	16,451

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,836	$31,215

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended June 30,
	2011	2012
Revenues:
Subscription revenue	$30,434	$29,205
Support and maintenance revenue	3,649	3,778
Professional services revenue	4,150	4,059
Software revenue	1,892	1,737

Total revenues	40,125	38,779
Cost of revenues:
Subscription, software and other services	19,890	13,345
Amortization of developed technology	815	825

Total cost of revenues	20,705	14,170

Gross profit	19,420	24,609
Operating expenses:
Sales and marketing	14,584	8,999
General and administrative	8,233	8,916
Research and development	2,032	5,893
Amortization of customer relationships and trade names	1,449	1,336
Impairment of goodwill	—	9,000
Impairment of capitalized software	408	385

Total operating expenses	26,706	34,529

Loss from operations	(7,286)	(9,920)

Interest income	16	13
Interest expense	(94)	(396)
Other income (expense)	228	(16)

Loss before income tax provision (benefit) and non-controlling interest	(7,136)	(10,319)
Income tax provision (benefit)	(161)	164

Net loss	$(6,975)	$(10,483)
Less: Net loss attributable to non-controlling interest	$(2)	$(6)

Net loss attributable to Lyris, Inc.	$(6,973)	$(10,477)

Basic and diluted:
Net loss per share	$(0.86)	$(1.18)

Weighted average shares used in calculating net loss per common share	8,084	8,910

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share data)

								Total Stockholders' Equity Controlling Interest	Total Stockholders' Deficit Non-controlling Interest
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income
			Additional Paid-In Capital	(Accumulated Deficit)						Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2010	8,093,580	$1,214	$264,222	$(234,841)	—	$—	$130	$30,725	$—	$30,725
Stock-based compensation	—	—	853	—	—	—	—	853	—	853
Purchase of treasury shares	—	—	—	—	(11,333)	(56)	—	(56)	—	(56)
Non-controlling Interest	—	—	—	—	—	—	—	—	(170)	(170)
Comprehensive loss, net of tax:										—
Cumulative translation adjustment	—	—	—	—	—	—	29	29	—	29
Net loss	—	—	—	(6,973)	—	—	—	(6,973)	(2)	(6,975)

Total comprehensive loss	—	—	—	—	—	—	—	(6,944)	(2)	(6,946)

Balances at June 30, 2011	8,093,580	$1,214	$265,075	$(241,814)	(11,333)	$(56)	$159	$24,578	$(172)	$24,406
Common stock sale	1,269,841	200	1,800	—	—	—	—	2,000	—	2,000
Common stock issued in settlement of RSU, net of shares witheld for employee taxes	83,410	—	(112)	—	—	—	—	(112)	—	(112)
Stock-based compensation	—	—	684	—	—	—	—	684	—	684
Comprehensive loss, net of tax:
Cumulative translation adjustment	—	—	—	—	—	—	(44)	(44)	—	(44)
Net loss	—	—	—	(10,477)	—	—	—	(10,477)	(6)	(10,483)

Total comprehensive loss	—	—	—	—	—	—	—	(10,521)	(6)	(10,527)

Balances at June 30, 2012	9,446,831	$1,414	$267,447	$(252,291)	(11,333)	$(56)	$115	$16,629	$(178)	$16,451

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30
	2011	2012
Cash Flows from Operating Activities:
Net loss	$(6,975)	$(10,483)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on equity interest in Cogent	(190)	—
Equity in earnings of unconsolidated affiliates	71	—
Stock-based compensation expense	853	684
Depreciation	1,563	1,284
Amortization and impairments of intangible assets	1,803	1,431
Impairment of goodwill	—	9,000
Amortization of capitalized development cost	260	730
Impairment of capitalized development cost	202	385
Loss on sale of assets	—	17
Provision for bad debt	654	682
Deferred income tax benefit	(132)	—
Changes in assets and liabilities:
Accounts receivable	244	712
Prepaid expenses and other assets	309	55
Accounts payable and accrued expenses	784	(414)
Deferred revenue	(138)	(795)
Income taxes payable	163	(113)

Net cash provided by (used in) operating activities	(529)	3,175

Cash Flows from Investing Activities:
Business acquisition, net of cash acquired	(440)	—
Purchases of property and equipment	(730)	(739)
Capitalized software expenditures	(600)	(4,126)
Payments for equity investments	(750)	—

Net cash used in investing activities	(2,520)	(4,865)

Cash Flows from Financing Activities:
Proceeds from stock issuance	—	1,888
Purchases of treasury stock	(56)	—
Financing fees	—	—
Proceeds from short term credit arrangements, net	3,284	1,720
Payments under capital lease obligations	(189)	(523)
Non-controlling Interest	(172)	—

Net cash provided by financing activities	2,867	3,085
Net effect of exchange rate changes on cash and cash equivalents	(66)	(37)

Net increase (decrease) in cash and cash equivalents	(248)	1,358
Cash and cash equivalents, beginning of period	492	244

Cash and cash equivalents, end of period	$244	$1,602

Supplemental cash flow information:
Cash paid for interest	$94	$392
Cash paid for taxes	$128	$10
Supplemental disclosure of non-cash transactions:
Property and equipment acquired under capital lease	$144	$1,459

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

Overview

        Lyris, Inc. ("Lyris", "we", or "us") is a leading internet marketing technology company. Our Software-as-a-Service ("SaaS") or cloud-based online marketing solutions and services provide customers the ability to build, deliver and manage online, permission-based direct marketing programs and other communications to customers that use online and mobile channels to communicate to their respective customers and members. Our software products are offered to customers primarily on a subscription and license basis.

        We were incorporated under the laws of the state of Delaware as J.L. Halsey Corporation and changed our name to Lyris, Inc. in October 2007. We have principal offices in Emeryville, California and conduct our business worldwide, with wholly owned subsidiaries in Canada and the United Kingdom, and subsidiaries in Argentina and Australia. During the second quarter of fiscal 2011, we commenced operations in Latin America and during the fourth quarter of fiscal 2011, we commenced operations in Asia Pacific. Our foreign subsidiaries are generally engaged in providing sales, account management and support.

Basis of Presentation

        Unless otherwise noted, all amounts, excluding percentages, shares, and $ per share, are in thousands of dollars.

Reclassification

        Certain amounts in the fiscal year ended June 30, 2011 financial statements have been reclassified to conform to the fiscal year ended June 30, 2012 presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders' equity.

Reverse Stock Split

        All share and per share amounts have been restated to reflect our 15 to 1 reverse stock split, which took effect on March 12, 2012.

Fiscal Periods

        Our fiscal year ends on June 30. References to fiscal 2012, for example, refer to the fiscal year ended June 30, 2012.

Principles of Consolidation

        The consolidated financial statements include the accounts of Lyris and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        In April 2010, we acquired interest in an Australian reseller, Cogent Online PTY Ltd ("Cogent") to assist us with our sales efforts and global expansion in Australia. During June 2011, we acquired new shares issued from Cogent and increased our ownership from 33.3 percent to 80 percent.

        As we do not have 100 percent ownership of Cogent, we recorded a non-controlling interest in the consolidated balance sheet for the non-controlling investors' interests in the net assets and operations

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Overview and Basis of Presentation (Continued)

of Cogent. Non-controlling interest of $0.2 million as of June 30, 2011 and 2012, is reflected in the consolidated statements of stockholders' equity and comprehensive income. See Note 3 "Acquisition" of the Notes to Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Use of Estimates and Assumptions

        The preparation of financial statements in conformity with U.S. GAAP, for a fair presentation of the periods presented, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues, expenses and related disclosures during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill, and acquired intangible assets, capitalization of software, allowances for bad debt and income taxes. We base these estimates on historical and anticipated results and trends and on various other assumptions we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Foreign currency translation

        We record assets, liabilities and the results of our operations outside of the United States based on their functional currency. On consolidation, we translate all assets and liabilities using the exchange rates in effect as of the balance sheet date. We translate revenues and expenses using the monthly average exchange rates that were in effect during the period. We recognize the resulting adjustments as a separate component of equity in other comprehensive loss or gain. Foreign currency transaction gains and losses are included in income as incurred for that period.

        Our European, Canadian, Latin American and Australian subsidiaries represented approximately 8% of our consolidated total revenues and 8% of consolidated long-lived assets at June 30, 2011, and 16% of consolidated total revenues and 1% of consolidated long-lived assets at June 30, 2012. We will continue to manage our foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate fluctuation on net income and earnings per share. The fluctuation in the exchange rates resulted in foreign currency translation gains (loss) reflected as a component of comprehensive loss in stockholders' equity of $29 thousand and $(44) thousand at June 30, 2011 and 2012, respectively.

Certain Risks and Uncertainties

        We operate in a highly competitive and dynamic market. Accordingly, there are factors that could adversely impact our current and future operations or financial results including, but not limited to, the following: our ability to obtain rights to or protect intellectual property; changes in regulations; our ability to develop new products accepted in the marketplace; future impairment charges; competition including, but not limited to, product pricing, product features and services; litigation or claims against Lyris; and the hiring, training and retention of key employees.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables. We sell our products primarily to customers throughout the United States. We monitor the credit status of our customers on an ongoing basis and do not require our customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for fiscal 2011 or fiscal 2012. Moreover, there was no single customer or supplier that accounted for more than 10% of our accounts receivables for the same periods.

Segment Reporting

        We operate in one segment. See Note 16 "Segment Reporting" of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

        The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable, and certain other accrued liabilities approximate their fair values, due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying amounts of capital lease obligations approximate their fair value. The revolving line of credit approximates fair value due to its market interest rate and short-term nature.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability ("exit price") in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

        The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

          Level 1:     Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of June 30, 2012, we used Level 1 assumptions for our cash equivalents, which were $1.2 million. There were no cash equivalents as of June 30, 2011. The valuations are based on quoted prices of the underlying money market funds that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

          Level 2:     Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2011 and 2012, we did not have any Level 2 financial assets or liabilities.

          Level 3:     Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management's judgment or estimation of assumptions that

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2011 and 2012, we did not have any significant Level 3 financial assets or liabilities.

Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, primarily consisting of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value. At certain times, we maintain cash balances with banks, including foreign banks, in excess of insured limits. We limit our credit risk by maintaining accounts with financial institutions of high credit standing.

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

        See Note 6 "Property and Equipment" of the Notes to Consolidated Financial Statements.

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

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("ASU No. 2009-13") which amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

  •
  Provide updated guidance on how the deliverables of an arrangement should be separated and how the consideration should be allocated;

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  •
  Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

  •
  Require an entity to allocate revenue to an arrangement using the estimated selling prices ("ESP") of deliverables if it does not have vendor-specific objective evidence ("VSOE") of fair value or third-party evidence ("TPE") of selling price.

        Valuation terms are defined as set forth below:

  •
  VSOE—the price at which the element is sold in a separate stand-alone transaction

  •
  TPE—evidence from Lyris or other companies of the value of a largely interchangeable element in a transaction

  •
  ESP—our best estimate of the selling price of an element in a transaction

        We adopted ASU No. 2009-13 for fiscal 2011 on a prospective basis for multiple-element arrangements that include subscription services bundled with technical support and professional services. The implementation resulted in an immaterial difference in revenue recognized and additional disclosures that are included below.

        We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for our subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For fiscal 2012. TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies' offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

  •
  We have defined processes and controls to ensure our pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions and pricing history of similar services. Based on this information and actual pricing trends, management establishes or modifies the pricing.

  •
  We identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple-element arrangements and those sold on a standalone basis.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  •
  We analyzed the population of items sold by stratifying the population by product type and level and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value. Additionally, we gathered and analyzed sales' team feedback gained from interaction with customers and similar activities. This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products we offer and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

        For transactions entered into or materially modified after July 1, 2010, Lyris allocates consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For the year ended June 30, 2012, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified after July 1, 2010. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for fiscal 2012.

        However, new guidance may result in a material impact in the future, due to the change in other factors affecting the revenue recognition method, as the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period.We expect that the new accounting guidance will facilitate our efforts to optimize the sales and marketing of our offerings due to better alignment between the economics of an arrangement and the accounting for that arrangement. Such optimization may lead us to modify our pricing practices, which could result in changes in the relative selling prices of our elements, including both VSOE and ESP, and therefore change the allocation of the sales price between multiple elements within an arrangement. However, this will not change the total revenues recognized with respect to the arrangement.

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

        For multiple element arrangements entered into prior to July 1, 2010 that include both subscription and professional services and did not meet the reparability criteria under the previous

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

guidance, we have accounted for as a single unit of accounting. Consistent with the revenue recognition method applied prior to the adoption of ASU No. 2009-13, revenue for these arrangements continues to be recognized ratably over the term of the related subscription arrangement. If the multi-element arrangement is materially modified, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

Software Revenue

        We enter into certain revenue arrangements for which it is obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, technical (maintenance) support and professional services, we allocate and defer revenue for the undelivered elements based on their VSOE. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. VSOE exists for all elements of multiple element arrangements. In the event that VSOE cannot be established for one of the elements of multiple element arrangement, we will use TPE or ESP to determine how much revenue to allocate to the multiple element arrangements.

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

        We recognize revenue from our professional services as rendered. VSOE for professional services is based on the use of a consistent rate per hour when similar services are sold separately on a time-and-material basis.

Deferred Revenue

        Deferred revenue represents customer billings made in advance for annual support or hosting contracts, professional consulting services to be delivered in the future and bulk purchases of emails to be delivered in the future. We typically bill maintenance on a per annum basis in advance for software and recognizes the revenue ratably over the maintenance period. Some hosted contracts are prepaid monthly, quarterly or annually and recognized monthly after the service has been provided. Bulk purchases are typically billed in advance, ranging from monthly to annually and we recognize revenue in the periods in which emails are delivered.

Advertising Costs

        Advertising costs are expensed as incurred or the first time the advertising takes place. Advertising costs were $4.3 million and $1.9 million for fiscal 2011 and 2012, respectively.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

        We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts.

        We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience, changes in customer payment history and a review of the current status of accounts receivable. If any of these factors change, it is reasonably possible that the estimate of the allowance for doubtful accounts will change.

        The following is a summary of the activity in the allowance for doubtful accounts:

	Years Ended June 30,
	2011	2012
	(in thousands)
Beginning balance	$768	$936
Charge to cost and expenses	654	682
Write-offs charge against allowance	(486)	(932)

Ending balance	$936	$686

Loss Contingencies and Commitments

        We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences than management currently expects, then we may have to record additional charges in the future. As of June 30, 2012, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

        Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. We also enter into contractual purchase obligations, capital leases and other agreements that are legally binding and specify certain minimum payment terms.

Goodwill, Long-lived Assets and Other Intangible Assets

        We classify our intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We evaluate our fixed assets and intangible assets with definite lives for impairment. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset's or asset group's fair value. In addition, the potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.

        We test goodwill and our intangible assets with indefinite lives not subject to amortization annually on June 30th for impairment. In addition, we consider the following significant factors that could trigger an impairment review prior to annual testing:

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

Impairment Testing

        If we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate (including a specific reporting unit risk premium). The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value at the time the analysis is performed. See Notes 4 and 5 "Intangible Assets" and "Goodwill," respectively, of the Notes to Consolidated Financial Statements.

Capitalized Software Costs

Software licensing

        We expense internal costs incurred in researching and developing computer software products designed for sale or licensing until technological feasibility has been established for the product. Once technological feasibility is established, applicable development software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

technological feasibility of a product is established. We determined that technological feasibility is established when we have completed all necessary planning and designing and after it has resolved all high-risk development issues through coding and testing. Moreover, these activities are necessary to establish that the product can meet our design specifications including functions, features and technical performance requirements. We discontinue capitalization when the product is available for general release to customers.

SaaS software costs

        We capitalize the direct costs associated with the software we develop for use in providing software-as-a-service to our customers during our application development stage. The types of activities performed during the application development stage create probable future economic benefits. Once the software is available for use in providing services to customers, we amortize the capitalized amount over three years with the amortization charged to cost of revenues. We expense activities performed during the preliminary project stage which are analogous to research and development activities. In addition, we expense the types of activities performed during the post-implementation / operation stage. These activities are likely to include release ready and release launch activities. See Note 6 "Property and Equipment" of the Notes to Consolidated Financial Statements.

Stock-Based Compensation

        We amortize stock-based compensation expense based upon the fair value of stock-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents. See Note 14 "Stock Compensation Plans" of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

        We account for income taxes in accordance with standards established by the FASB. We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the rate enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

        In accordance with FASB standards, we establish a valuation allowance if it believes that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 10 "Income Taxes" of the Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Acquisition

        Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on a particular business' weighted average cost of capital. Our estimates of an entity's growth and costs are based on historical data, various internal estimates and a variety of external sources and are developed as part of our planning process. See Note 3 "Acquisition" of the Notes to Consolidated Financial Statements.

Net Loss per Share

        Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were exercised. See Note 12 "Net Loss per Share" of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. We will adopt this pronouncement in fiscal 2013, and do not expect our adoption to have a material effect on our financial position or results of operations.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. We have deferred implementing amendments to our presentation of our items of accumulated other comprehensive income in accordance with the recent Accounting Standards Update No. 2011-12,

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), which superseded certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. We will adopt this pronouncement beginning of fiscal 2013.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment ("ASU 2011-08"), which simplify how entities test goodwill for impairment. It provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than our carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with an option to early adopt. We early adopted this pronouncement in the first quarter of fiscal 2012 and it did not have a material impact on our statement of position or results of operations. In the second quarter of fiscal 2012, however, we had re-assessed certain qualitative factors and performed accordingly the current two-step process for goodwill impairment. As a result of this process, we determined a goodwill impairment of $9.0 million as of December 31, 2011. In the third quarter of fiscal 2012, we assessed qualitative factors and determined it was not necessary to perform the two-step test for goodwill impairment.

3. Acquisition

        In April 2010, we acquired interest in an Australian reseller, Cogent Online PTY Ltd ("Cogent") to assist us with our sales efforts and global expansion in Australia. During June 2011, we acquired other shareholders' interest in Cogent for a total cash consideration of approximately $0.4 million and increased our ownership from 33.3 percent to 80 percent. Cogent was a privately held company, with its headquarters in Sydney, Australia. Cogent was a marketing representative and reseller for us. We accounted for the initial investment with the equity method of accounting and changed to the consolidated method of accounting with the additional shares purchased. Additionally,we recorded a non-controlling interest in the consolidated statement of operations for the non-controlling investors' interests in the net assets and operations of Cogent. Non-controlling interest of $0.2 million and $0.2 million as of June 30, 2011 and 2012, respectively, is reflected in stockholders' equity. Additionally, we recorded goodwill of $0.1 million, intangibles of $0.9 million and net liabilities of $0.1 million associated with this transaction. Furthermore, we recorded a gain on the initial investment of $0.2 million and is reflected in other income in the Consolidated Statements of Operations. We incurred related expenses associated with this acquisition of $0.1 million. Subsequent to the acquisition, Cogent was renamed to Lyris APAC PTY Ltd. Under the provisions of the Stock Purchase Agreement (SPA) Lyris is entitled to purchase 16.67 shares for each calendar quarter where Net Quarterly Revenue is less than AUD$750,000 collectively from the Shareholders (as that terms is defined in the SPA).

        Additionally, Lyris is entitled to purchase 75% of the Adrian Saunders' shares if his employment is terminated for any reason between June 1, 2012 and May 31, 2013. This would entitle the Purchaser to purchase 75 shares.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Intangible Assets

        The components of intangible assets consist of the following:

	As of June 30,
	2011	2012
	(in thousands)
Amortizable intangibles:
Customer relationships	$10,518	$1,159
Developed technology	11,805	3,100
Trade names	2,203	—

	24,526	4,259
Less: accumulated amortization	(22,225)	(3,393)
Less: impairment and write-downs	—	—

	2,301	866
Non-amortizable intangibles:
Trade names	4,400	4,400

Total intangible assets, net of amortization	$6,701	$5,266

        The activity for intangible assets for fiscal 2011 and 2012, consisted of the following:

Amount
(in thousands)
Ending balance at June 30, 2010	$7,635
Customer relationships acquired from Cogent Acquisitions	850
Amortization	(1,803)
Foreign currency translation adjustment	19

Ending balance at June 30, 2011	6,701
Amortization	(1,431)
Foreign currency translation adjustment	(4)

Ending balance at June 30, 2012	$5,266

        We acquired customer relationships from the Cogent Acquisition of $0.9 million in fiscal 2011 and will amortize this over a six year period.

        For fiscal 2011 and 2012 foreign currency translation adjustments were $19 thousand and ($4) thousand, respectively. The change in net intangible assets is primarily a result of changes in the foreign currency exchange rate between the U.S. dollar and Canadian dollar.

        Total intangible asset amortization and impairment expense for fiscal 2011 and 2012 were $1.8 million and $1.4 million. For fiscal 2011 and 2012, total intangible asset amortization and impairment expense of developed technology classified as cost of revenue were $0.9 million and $0.8 million, respectively. As of June 30, 2011, accumulated amortization includes the $4.2 million impairment write-down recorded in fiscal 2009. Additionally, during fiscal 2011 and fiscal 2012, we eliminated approximately $1.0 million and $20.2 million, respectively, in fully amortized intangible assets from our net intangible assets.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Intangible Assets (Continued)

        Customer relationship-based intangible assets have a remaining weighted average amortization period of 4.48 years and developed technology-based intangible assets have a remaining amortization period of six months.

        The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of June 30, 2012, is as follows:

Fiscal Year	Customer Relationships	Developed Technology	Trade Names	Total
	(in thousands)
2013	$202	$48	$—	$250
2014	202	—	—	202
2015	142	—	—	142
2016	142	—	—	142
2017 and beyond	130	—	—	130

Total estimated future amortization expense	818	48	—	866
Intangible asset with indefinite life	—	—	4,400	4,400

Total Intangible asset	$818	$48	$4,400	$5,266

5. Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

        The following table outlines our goodwill, by acquisition:

	As of June 30,
	2011	2012
	(in thousands)
Lyris Technologies	$16,505	$9,707
EmailLabs	2,202	—
Cogent	84	84

Total	$18,791	$9,791

        We recorded goodwill of $0.1 million associated with the Cogent acquisition. See Note 3 "Acquisition" of the Notes to Consolidated Financial Statements.

Amount (in thousands)
Ending balance at June 30, 2010	$18,707
Goodwill	84

Ending balance at June 30, 2011	$18,791
Goodwill Impairment	(9,000)

Ending balance at June 30, 2012	$9,791

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill (Continued)

        ASU No. 2011-08 "Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment" provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than our carrying amount, the quantitative two-step impairment test is required. Otherwise, no further testing is required. We operate as one reporting unit, and conducts a test for the impairment of goodwill on at least an annual basis. We adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise.

        Lyris adopted ASU No. 2011-08 in the first quarter of fiscal 2012 and considered various events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to peers. During the first quarter of fiscal 2012, an overall market decline affected all companies across all industries, thus the decline in our stock price from $4.20 to $1.80 was considered temporary due to expectations for recovery in the market. However, in the second quarter of fiscal 2012, our assessment of relevant events and circumstances conducted on December 31, 2011, considered the stock price having remained flat at $1.80 as of December 31, 2011 in spite of an additional purchase of 19 million shares, having no positive market effect on stock price, we determined that it was more-likely-than-not that the fair value was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed during the second quarter of fiscal 2012.

        As part of performing the goodwill impairment test, we first assessed the value of long-lived assets, including tangible and intangible assets. Due to the lack of use and discontinuance of the Uptilt and Sparklist trade names, we recognized a full write-off of these assets of $0.8 million and $44 thousand, net of amortization, respectively, at December 31, 2011.

        In the first step of the impairment test, we compared the estimated fair value of Lyris to our carrying value utilizing both an income approach and a market approach considering guideline company market multiples. Since the carrying value exceeded fair value, this was an indicator of impairment, and proceeded to step two. Step two involved assigning the estimated fair value from step one to our identifiable assets, with any residual fair value assigned to goodwill. Based on the results of step two, we recorded a $9.0 million impairment loss in the second quarter of fiscal 2012; $6.8 million was for Lyris Technologies and $2.2 million for EmailLabs, respectively.

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

        At June 30, 2011 we determined that the estimated fair value of our reporting unit was in excess of our carrying value. The carrying value of our reporting unit was approximately $28.1 million at June 30, 2011. The fair value of our reporting unit under the Public Company Market Multiple Method was approximately $39.7 million at June 30, 2011 based on a comparison of Lyris to other publicly traded companies within the same industry and market; and similar product lines, growth, margins and risk. Our comparison is based on published data regarding the public companies' stock price and

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill (Continued)

earnings, sales and/or revenues. This method resulted in an excess of fair value under the Public Company Market Multiple Method over the carrying value of approximately $11.6 million or 41%.

        Based on our impairment test conducted at June 30, 2012, we concluded that there was no additional impairment of goodwill or intangible assets for fiscal 2012.

6. Property and Equipment

        The components of property and equipment were as follows:

	As of June 30,
	2011	2012
	(in thousands)
Computers	$4,745	$3,511
Furniture and fixtures	548	485
Leasehold improvements	263	201
Software	3,001	6,926
Other equipment	491	512

	9,048	11,635
Less: accumulated depreciation and amortization	(5,909)	(4,591)

Total	$3,139	$7,044

        For fiscal 2011 and 2012, we acquired $0.7 million and $0.8 million, respectively, of new property and equipment. Total depreciation expense related to property and equipment for fiscal 2011 and 2012 was approximately $1.6 million and $1.3 million, respectively.

        For fiscal 2011 and 2012, we entered into capital leases totaling approximately $0.4 million and $1.5 million, respectively, for computer equipment associated with our data centers. Accumulated depreciation related to property and equipment under capital leases total $0.2 million as of June 30, 2011 and $0.8 million as of June 30, 2012.

        During the fourth quarter of fiscal 2011, we changed our accounting estimate on the service lives of their computer and data processing equipment from five to three years based on industry standards and best practices, resulting in and additional depreciation expense of $0.4 million for fiscal 2011. Net loss increased by approximately $0.4 million for fiscal 2011.

        Also during fiscal 2011, we continued to capitalize hosting software costs. Total capitalized hosting software costs were approximately $1.5 million and $4.1 million during fiscal 2011 and 2012, respectively. Capitalized hosting software costs primarily consist of employee related costs. Total amortization related to capitalized hosting software costs in fiscal 2011 and fiscal 2012 was approximately $0.5 million and $0.7 million, respectively, in amortization expense being recorded as cost of revenue.

        During fiscal 2011, we fully impaired $0.4 million of internal-use hosting software developed for our EmailLabs application as it was deemed to not provide substantive service potential. We started to capitalize this software in the fourth quarter of fiscal 2010 as it was probable that those expenditures will result in additional functionality to the EmailLabs application. Net loss increased by approximately $0.4 million for fiscal 2011.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and Equipment (Continued)

        During fiscal 2012, we impaired $0.4 million of internal-use hosting software developed for A/B List internal use software because management determined that it would not provide any substantive service potential to the Lyris HQ application. Net loss for fiscal 2012 was increased by approximately $0.4 million.

7. Other Long-term Assets

	As of June 30,
	2011	2012
	(in thousands)
Other long-term assets	$899	$901

        During the first quarter of fiscal 2012, Lyris changed our accounting method for our investment in SiteWit from the equity method to the cost method due to the decrease in ownership and loss of significant influence that resulted from the Termination Agreement. At June 30, 2012, we held SiteWit at our carrying value of $0.7 million. Periodically, we assess whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the other than temporary impairment is included in earnings. During fiscal 2012, no significant changes that would have a material adverse effect on our investment arose and, thus, no other-than-temporary impairment was recorded for the year ended June 30, 2012.

        At June 30, 2011, $0.7 million was related to the SiteWit investment, $0.1 million were related to security deposits related to leases in by Lyris, and $0.1 million was related to notes receivables acquired from the Cogent acquisition. Other assets at June 30, 2012 included $0.7 million related to the SiteWit investment, $0.2 million related to security deposits related to leases entered in by us, and $0.1 million related to notes receivables acquired from the acquisition of a majority stake in Cogent that occurred in the fourth quarter of fiscal 2011.

8. Revolving Lines of Credit

        On April 18, 2012, we entered into a Ninth Amendment ("Ninth Amendment") to the Amended and Restated Loan and Security Agreement ("Loan Agreement") with Comerica Bank (the "Bank"). The Ninth Amendment revises the terms of the Loan Agreement.

        The Ninth Amendment revises the financial covenant requiring us to maintain earnings before interest, taxes, depreciation and amortization ("EBITDA") not less than specified amounts, which are measured on a trailing three month basis, for the applicable periods as follows:

Measuring Period Ending	Minimum Trailing Three (3) Month EBITDA
4/30/2012	$200,000
5/31/2012 through 11/30/2012	$50,000
12/31/2012 and thereafter	$250,000

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Revolving Lines of Credit (Continued)

        The Amendment increased our revolving line of credit ("Revolving Line") from $2,500,000 to $3,500,000. The amount available under the Revolving Line is limited by a borrowing base, which is 80% of the amount of the aggregate of our accounts receivable, less certain exclusions. The Amendment adds to the borrowing base certain eligible foreign accounts receivable up to a limit of $350,000.

        The Amendment also extends the maturity of the Revolving Line and our second revolving line of credit of $2,500,000 ("Non-Formula Line," and together with the Revolving Line, the "Revolving Lines"). The Revolving Lines mature on April 30, 2013.

        Advances under the Revolving Lines will accrue interest at a variable rate calculated as the Bank's prime rate plus a margin of 2.5% for the Revolving Line and the Bank's prime rate plus a margin of 0.5% for the Non-Formula Line. Interest is payable monthly, and principal is payable upon maturity.

        As previously disclosed, repayment of the Revolving Lines are secured by a security interest in substantially all of our assets. In addition, Mr. William T. Comfort, III, our Chairman of the Board, guarantees our repayment of indebtedness under the Revolving Lines by a limited guaranty ("Guaranty"). In connection with the Amendment, Mr. Comfort entered into an Amendment to and Affirmation of Secured Guaranty Documents ("Affirmation of Guaranty") to consent to the entry by us into the Amendment, affirm that the Guaranty will remain effective and to amend the limits of his liability under the Guaranty. Mr. Comfort's liability under the Guaranty was amended to be limited to $2,500,000 with respect to advances made under the Non-Formula Line. Mr. Comfort also executed an Affirmation of Subordination Agreement to consent to the entry by us into the Amendment and to affirm that the Subordination Agreement between the Bank, Lyris and Mr. Comfort will remain effective. As part of the agreement between the Bank, Mr. Comfort, and the Company, Mr. Comfort deposited $3.5 million, later reduced to $2.5 million, with the Bank to guarantee the Revolving Line. The Company agreed to pay Mr. Comfort interest on the amount deposited with the Bank at the Bank defined prime rate plus 2.5%. As of June 30, 2012 the Company had accrued $152 thousand, which is included in Accounts Payable and Accrued Expenses.

        As required by the previous amendment to the loan, the Company raised $2,000,000 in new equity. The Company entered into a Subscription Agreement with a trust, the investment of which are controlled by William T. Comfort, III, the Company's Chairman of the Board, pursuant to which the trust purchased 1,269,841 shares of the Company's common stock at a purchase price of $1.575 per share, or in an aggregate purchase price of $2,000,000.

        We were in compliance with all of our covenants for all applicable measurement periods in fiscal 2012. Our outstanding borrowings totaled $5.0 million with $155 thousand in available credit remaining as of June 30, 2012, an increase in outstanding borrowings of $1.7 million since June 30, 2011.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses are summarized as follows:

	As of June 30,
	2011	2012
	(in thousands)
Accounts payable	$1,928	$1,528
Accrued compensation and benefits	1,433	1,504
Accrued interest-related party	—	152
Other current liabilities	1,267	1,038

Total	$4,628	$4,222

        Accounts payable is comprised of our accounts payable and credit card charges incurred during the normal course of business.

        Accrued compensation and benefits are comprised of our employee salaries, commissions, bonuses, vacation, payroll taxes and related benefits.

        Other current liabilities are comprised of our accrued expenses related to the operation of the normal course of business and other onetime charges.

10. Income Taxes

        In accordance with FASB standards, we establish a valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood in being realized upon ultimate settlement. The overall increase is attributable to the Australia subsidiary being taken into account on the provision calculations.

        The components of the provision (benefit) for income taxes were as follows:

	Years Ended June 30,
	2011	2012
	(in thousands)
Current:
Federal	$—	$—
State	17	6
Foreign	(46)	148

	(29)	154

Deferred:
State	(132)	69
Foreign	—	(59)

	(132)	10

Total income tax provision (benefit)	$(161)	$164

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The components of net deferred tax assets (liabilities) were as follows:

	As of June 30,
	2011	2012
	(in thousands)
Accruals and reserves not currently deductible for tax purposes	$4,342	$3,873
Net operating loss and tax credit carry forwards	62,439	62,859

Gross deferred tax assets	66,781	66,732
Valuation allowance	(65,899)	(65,850)

Net deferred tax assets	$882	$882

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

        As of June 30, 2012, we had approximately $161.7 million in U.S. federal net operating loss ("NOL") carry forwards that will start to expire in 2019. We had approximately $5.6 million in Canadian net operating loss carry forwards that will start to expire in 2028. Also, we had approximately $5.4 million in state NOLs, which expire at various times between 5 and 20 years. These NOL's offset future taxable income and taxable gains.

        The change in the valuation allowance was a decrease of approximately $50 thousand and an increase of $1.5 million for fiscal 2012 and fiscal 2011 respectively. The reason for this change was the generation and utilization of net operating carry forwards, offsetting the estimated tax income as calculated per tax purposes. If we experience a change in ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, it may have limitations on our ability to realize the benefit of our net operating loss and tax credit carryovers.

        In addition to the net operating loss carryovers, we have alternative minimum tax credit carryovers of $4.4 million.

        The alternative minimum tax credit may be applied to regular federal income tax once the NOLs expired or we have regular federal taxable income. There is no expiration date on alternative minimum tax credit carryovers. The alternative minimum tax credit may be applied to regular federal income tax once the NOLs expire or the Company has regular federal taxable income. There is no expiration date on alternative minimum tax credit carryovers.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The items accounting for the difference between expected tax (benefit) computed at the federal statutory rate of 35% and the provision of income taxes were as follows:

	Years Ended June 30,
	2011	%	2012	%
	(in thousands, except %)
Income tax expense at the statutory rate	$(2,497)	35.0%	(3,610)	35.0%
State income taxes, net of federal benefit	(75)	1.0%	49	(0.5)%
Utilization of NOL carryover	—	—%	133	(1.3)%
Amortization of intangible assets	901	(12.6)%	3,150	(30.5)%
Impairment of goodwill	—	—%	426	(4.1)%
Impact of foreign operations	726	(10.2)%	(70)	0.7%
Difference between AMT and statutory federal income tax	1070	(15.0)%	(85)	0.8%
Disallowed meals and entertainment	—	—	13	(0.1)%
Other, net	(287)	4.0%	208	(2.0)%
Change in valuation reserve	—	—%	(50)	0.4%

Income tax provision (benefit)	$(161)	2.3%	$164	(1.6)%

        The amount of income taxes refunded during fiscal 2012 and 2011 amounted to approximately $32 thousand and $22 thousand, respectively. The amount of income tax cash payments during fiscal 2012 and 2011 were approximately $10 thousand and $128 thousand, respectively.

        In accordance with FASB Interpretation No. 48, "Accounting for Uncertainly in Income Taxes, ("FIN 48"), the Company establishes a valuation allowance if it believe that it is more likely than not that some or all of our deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, which is an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2012, the Company had approximately $378 thousand in unrecognized tax benefits, which, if recognized would reduce tax expense and our effective tax rate.

        The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Years Ended June 30,
	2011	2012
	(in thousands)
Beginning balance	$362	$369
Increases for tax positions related to prior year	—
Increases for tax positions related to current year	60	62
Decreases related to settlements	—
Reductions due to lapsed statute of limitations	(53)	(53)

Ending balance	$369	$378

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax provision. As of June 30, 2012, we had accrued no penalties and an insignificant amount of interest was recorded in income tax expense.

        Tax positions for Lyris and its subsidiaries are subject to income tax audits. Tax returns for all tax years since fiscal 2009 remain open to examination by the Internal Revenue Service and since 2005 for state income tax purposes. As of June 30, 2012, there are no current federal or state income tax audits in progress.

        We are subject to income tax in some jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or result of operations.

11. Comprehensive Loss

        The following table shows the computation of comprehensive loss:

	Years Ended June 30,
	2011	2012
	(in thousands)
Consolidated Net loss	$(6,975)	$(10,483)
Foreign currency translation adjustments	29	(44)

Total comprehensive loss	$(6,946)	$(10,527)

        Other comprehensive loss includes gains and (losses) on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in stockholders' equity section of the balance sheets.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following table sets forth the computation and reconciliation of net loss per share:

	Years Ended June 30,
	2011	2012
	(in thousands)
Consolidated Net loss	$(6,975)	$(10,483)
Basic and dilutive:
Weighted average shares outstanding:	8,084	8,910
Basic and diluted:
Net loss per share	$(0.86)	$(1.18)

        Potentially anti-dilutive stock options were excluded in the dilutive loss per common share calculation for the years ended June 30, 2011 and 2012.

13. Stockholders' Equity

        Shares of common stock outstanding were as follows:

	Years Ended June 30,
	2011	2012
	(in thousands)
Beginning Balance	8,094	8,083
Shares issued to related party for additional investment and RSU	—	1,352
Shares repurchased	(11)	—

Ending balance	8,083	9,435

        On April 12, 2010, we entered into subscription agreements with each of (a) William T. Comfort, III, Chairman of our Board, and (b) Meudon Investments, a New York limited partnership whose general partner, James A. Urry, is another of our Board Members. Pursuant to the subscription agreements, Mr. Comfort purchased 808,081 shares of our common stock at a purchase price of $4.95 per share or $4.0 million in total and Meudon Investments purchased 404,040 shares of our common stock at a purchase price of $4.95 per share or $2.0 million in total. Upon closing the deal on April 26, 2010, we issued 1,212,121 shares of our common stock and received all of the total proceeds of $6.0 million. Transaction costs associated with the private placement were immaterial.

Restricted Stock Units

        During the first quarter of fiscal year 2011, Wolfgang Maasberg was appointed President and Chief Executive Officer of the Company and a member of the Board. The Company granted Mr. Maasberg

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

100,000 common stock options and 300,000 RSUs as stock-based compensation. Mr. Maasberg's stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters. During the first quarter of fiscal year 2012, 75,000 RSUs of Mr. Maasberg vested. In accordance with the terms of his award agreement, 27,338 shares of RSUs that vested were net-share settled such that the Company withheld that number of shares with a value equal to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted cash in the amount equal to such withholding taxes to the appropriate taxing authorities. During the second, third and fourth quarters of fiscal year 2012, 18,750 share vested each quarter, and similarly, were net settled the same as the first quarter of fiscal year 2012, for the applicable income and other employment taxes. Total shares withheld each quarter were 6,834. Fair value of the $1.5 million of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $0.33 market price. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period of the award, which is typically the RSUs vesting term of four years. Total expense for RSUs for the fiscal year ended June 30, 2012 was $0.4 million.

        As of June 30, 2012, unamortized stock-based compensation expense associated with RSUs was $0.8 million. The Company expects to recognize this cost associated with RSUs over a weighted-average period of 2.1 years.

Treasury Stock

        Repurchased shares of our common stock are held as treasury shares and at cost until they are reissued. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares, we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.

14. Stock Compensation Plans

Stock Options Plan

        On May 6, 2005, we established the J.L. Halsey Corporation 2005 Equity Based Compensation Plan, which was amended with the First Amendment, effective as of May 6, 2005 (together, the "Original Equity-Based Compensation Plan"). Subsequently, the Board adopted the Second Amendment to the Original Equity-Based Compensation Plan (the "Second Amendment") and, on May 13, 2009, our stockholders ratified the Second Amendment. Subsequently, the Board adopted the Third Amendment to the Original Equity-Based Compensation Plan (the "Third Amendment") and the Fourth Amendment to the Original Equity-Based Compensation Plan (the "Fourth Amendment", together with the Original Equity-Based Compensation Plan, the "Equity-Based Compensation Plan"). The Equity-Based Compensation Plan authorizes the granting of stock options and stock-based awards to employees, directors and certain consultants. Stock options issued in connection with the Equity-Based Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant. Stock options generally become exercisable over a four year vesting period and expire ten years from the date of the grant. The effect of the Fourth Amendment was to increase the number of shares of Common Stock that may be issued in connection with awards granted under the Equity-Based Compensation Plan from 1,800,000 shares to 2,575,000

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Compensation Plans (Continued)

shares, thereby increasing the number of shares available for future awards under the Equity Based Compensation Plan by 775,000 shares. On August 8, 2012 we filed a registration statement on Form S-8 to register the offer and sale of these shares.

        At June 30, 2012, there were 831 thousand shares of common stock authorized and reserved for future issuance under the Equity Based Compensation Plan and 56 thousand shares available for future grant.

        The following table summarizes stock option activity from July 1, 2009 to June 30, 2012:

	Number of options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
	(in thousands)
Outstanding at July 1, 2009	706	$7.80	7.3
Granted	283	$6.90
Forfeited/expired	(215)	$7.05

Outstanding at June 30, 2010	774	$6.15	6.9
Granted	553	$5.10
Forfeited/expired	(480)	$6.60

Outstanding at June 30, 2011	847	$5.17	6.6
Granted	1,468	$1.96
Forfeited/expired	(922)	$4.96

Outstanding at June 30, 2012	1,393	$1.93	9.62
Vested and expected to vest at June 30, 2012	903	$1.97	9.60
Exercisable at June 30, 2012	38	$5.08	7.95

        As of June 30, 2012, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on June 30, 2012 which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2012, we had 903,016 options vested or expected to vest with a weighted average exercise price of $1.97 and a weighted average remaining contractual term of 9.6 years. As of June 30, 2012, unamortized compensation cost related to stock options was $1.2 million. The cost is expected to be recognized over a weighted-average period of 3.2 years.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Compensation Plans (Continued)

        The following table summarizes stock options outstanding and exercisable options as of June 30, 2012:

Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number of Options Exercisable
	(in thousands)		(in thousands)
$1.58 - 4.95	1,368	9.7	22
$6.90 - 7.50	25	7.3	16

Total	1,393	9.6	38

Weighted average exercise price per share	$1.93

        We recognize total stock-based compensation expenses, including employee stock awards and purchases under stock purchase plans, in accordance with the standards established by FASB.

        The following table summarizes the allocation of stock-based compensation expense:

	Years Ended June 30,
	2011	2012
	(in thousands)
Cost of revenues	$140	$—
General and administrative	564	539
Research and development	—	119
Sales and marketing	149	26

Total	$853	$684

        We recognize stock-based compensation expenses on a straight-line basis over the requisite service period of the award which is generally four years.

        The weighted average fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table:

	Years Ended June 30,
	2011	2012
Weighted average fair value of options at grant date	$2.85	$1.96
Expected Volatility	77 - 79%	79%
Expected term of the option	4.5 years	4.6 years
Risk-free interest rates	1.06 - 1.99%	0.56 - 1.86%
Expected dividends	—	—

        The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris's peer group as well as the options' contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris's peer group's common stock, Lyris's historical volatility, and other factors. The

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Compensation Plans (Continued)

risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

Retirement Plans

        We have a defined contribution 401(k) Plan covering substantially all of our employees. Beginning September 2006, we began making matching contributions to the 401(k) Plan. During fiscal 2009, due to difficult business conditions and the economic downturn, we discontinued the 401(k) matching plan program. As such, in fiscal 2011 there was no employee-related expense associated with our 401(k) contribution match program. Effective January 1, 2012, we reinstated the 401(k) matching plan program, at the rate of 50 percent of the first 4%. During fiscal 2012, employee-related expense associated with the 401(k) matching plan program was $76 thousand.

Annual Incentive Bonus

        On August 1, 2008, the Annual Incentive Bonus plan (the "Bonus Plan") was approved by our Compensation Committee of the Board of Directors (the "Compensation Committee"). Under this Bonus Plan certain key employees, including the named executive officers are eligible to receive cash bonus payments following each fiscal quarter. The objectives of the Bonus Plan include aligning the eligible participants' performance with our business goals to reward and retain high performing key employees and to attract high quality employees to Lyris.

15. Commitments and Contingencies

        Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. We have also entered into capital leases in connection with acquiring computer equipment for our data center operations which is included in property and equipment. We used a 5.25% interest rate to calculate the present value of the future principal payments and interest expense related to our capital leases. Additionally, in the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.

        During the third quarter of fiscal 2011, we entered into a lease agreement for an average of $2,250 per month for the next 36 months plus a value added tax which is currently at 21%, for a new facility in Buenos Aires, Argentina.

        From the acquisition of Cogent in the fourth quarter of fiscal 2011, we assumed the lease agreement of our acquiree for an average of $9,600 per month for the next 18 months, for a facility in Ultimo, Australia. See Note 3 "Acquisition" of the Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

        As of June 30, 2012 we had the following commitments:

Operating Leases

	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2013	1,171	151	46	1,368	699	2,067
Fiscal Year 2014	1,214	18	34	1,266	573	1,839
Fiscal Year 2015	1,052	—	16	1,068	118	1,186
Fiscal Year 2016	734	—	—	734	—	734
Fiscal Year 2017	210	—	—	210	—	210

Total	$4,381	$169	$96	$4,646	$1,390	$6,036
Less amounts representing interest					97

Present value minimum lease payments					$1,293
Less short-term portion					(631)

Long-term portion					$662

        We occupy the majority of our facilities under non-cancellable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases totaled $1.2 million during fiscal 2011 and 2012, respectively.

Legal Proceedings

        On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our Chief Executive Officer, one other employee, several current or former directors, and certain of our shareholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs allege various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs seek unspecified damages, punitive damages, costs, and injunctive relief. We intend to vigorously defend this suit.

16. Segment Reporting

        ASC 280 "Segment Reporting," or ASC 280, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. We concluded that there is only one reportable segment as it is a cloud-based online marketing solutions and service provider and uses an integrated approach in developing and selling our solutions and services. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC 280.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Related Party Transactions

        During fiscal year 2012, we entered into the following related party transactions:

Subscription agreements

        On November 21, 2011, Lyris entered into a subscription agreement with a trust, the investment of which is controlled by William T. Comfort, III, our Chairman of the Board. See Note 8 "Revolving Lines of Credit" of the Notes to Consolidated Financial Statements.

Guaranty to loan agreement and related agreements

        In connection with our credit agreement with the Bank, Mr. Comfort entered into a Limited Guarantee, dated as of August 31, 2011 ("Limited Guaranty") and amended as of April 18, 2012 to guarantee our repayment of indebtedness under the revolving lines by a limited guarantee. See Notes 8 and 9 "Revolving Lines of Credit" and "Accounts Payable and Accrued Expenses" of the Notes to Consolidated Financial Statements.

18. Subsequent Events

        Under the provisions of the Stock Purchase Agreement (SPA) with Cogent, Lyris is entitled to purchase 16.67 shares for each calendar quarter where Net Quarterly Revenue is less than AUD$750,000 collectively from the Shareholders (as that terms is defined in the SPA). The Net Quarterly Revenue was lower than AUD$750,000 in the calendar quarters ended September 14, 2011, December 14, 2011, March 14, 2012 and June 14, 2012. Lyris therefore exercised the Purchase Option to purchase 66 shares at a price of USD$1 per share collectively from the Shareholders. Lyris made a determination to purchase these shares equally from the shareholding of Mr Damien Saunders and Lucid Online Pty Ltd (Adrian Saunders). After the exercise, Damian Saunders will continue to own 66.7 shares. Lyris has made an offer to exchange monies owed by Damian Saunders for the remaining shares. As of this time, the offer has been accepted, but the transaction has not been completed. Additionally, Lyris is entitled to purchase 75% of the Adrian Saunders' shares if his employment is terminated for any reason between June 1, 2012 and May 31, 2013. This would entitle the Purchaser to purchase 75 shares. His employment ended on July 19, 2012 and Lyris tendered $100 for all 100 shares.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act"). This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        As of June 30, 2012, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with our Audit Committee of our Board of Directors.

        Management assessed our internal control over financial reporting as of June 30, 2012, the end of our fiscal year. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in (COSO). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

        Based on our assessment of our internal control over financial reporting as of June 30, 2012, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management's report in this Annual report.

Inherent Limitations on Effectiveness of Controls

        Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Interim Chief Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.    OTHER INFORMATION

        Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Executive Officers and Directors

        The following table provides information regarding our current executive officers and directors.

Name	Age	Position(s)
Wolfgang Maasberg	40	Chief Executive Officer, Director
Deborah Eudaley	54	Chief Financial Officer
Philip Sakakihara	69	Chief Technology Officer
Nello Franco	46	Senior Vice President of Customer Success
Andrew Richard Blair(2)	79	Director
Roy Camblin(1)(2)	65	Director
William T. Comfort, III	46	Director
Nicolas De Santis Cuadra(2)	46	Director
Christopher Harrington(1)	43	Director

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

        Wolfgang Maasberg was appointed our Chief Executive Officer in August, 2010. He also serves on our Board. Prior to joining us, Mr. Maasberg served as Vice President Sales, Americas, of the Omniture business unit at Adobe Systems since its January, 2010 acquisition of Omniture. From May, 2005 to January, 2010, Mr. Maasberg served in various senior sales management positions at Omniture, including most recently as Senior Vice President Sales, Americas. Prior to Omniture he held sales and sales leadership responsibilities at Coremetrics, Inc., a provider of web analytics software, where he finished as Regional Vice President of Sales, North America. Mr. Maasberg began his career at Dell Computer in 1997 and in 2000 joined FIT Technologies, an information technology company, as Vice President of Sales. Mr. Maasberg attended University of Northern Colorado on a football scholarship before being injured; he then attended junior college in Texas and Colorado State University, before joining Dell Computer to start his career. We believe that Mr. Maasberg should serve on our Board because he serves as Lyris's Chief Executive Officer and President. He brings a wealth of experience to Lyris from his prior positions as a senior executive at public technology companies and specifically companies in the subscription-based digital marketing business.

        Deborah Eudaley was appointed our Chief Financial Officer in November, 2011. Prior to joining us, Ms. Eudaley served as Chief Financial Officer for Cloudmark Inc., a private messaging security software company, since June, 2010, where she managed all finance, accounting and human resources matters. From 2004 to February, 2010, she was Chief Financial Officer and Senior Vice President of Finance and Operations for GoldenGate Software Inc., a transaction data management company, which was acquired by Oracle Corporation in 2009. Ms. Eudaley also served as Vice President, Financial Planning & Analysis for Riverdeep, Inc., a publisher of educational products, from 2003 to 2004. She also served as Chief Financial Officer for Indivos Inc., a developer of biometric based authentication for the payments processing market, from 2000 to 2002, Alibris Inc., a provider of hard to find books to business partners and consumers, from 1999 to 2000, and Placeware Inc., a provider of internet conferencing services, from 1998 to 1999. Ms. Eudaley holds a B.A. from U.C. Berkeley and an M.B.A. from California State University, Hayward.

        Philip Sakakihara joined our Company as Chief Technology Officer in January, 2011. Prior to joining us, he was co-founder, CEO and Chief Technology Officer of OnVideon, a provider of

SaaS-cloud computing solutions, from January, 2008 to December, 2010 and also founder and President of Global Mountain Software, Inc., a full service software development and program management consulting business, from 2006 to December, 2008. Mr. Sakakihara's prior experience includes Vice President of Engineering and Worldwide Operations at CaseCentral from 2004 to 2006, a provider of SaaS e-Discovery Solutions for the Legal Industry, Senior Vice President & CTO of Enterprise Products at Fidelity National Financial, Inc., a financial services company, from 2003 to 2004 and held senior management positions in a number of private companies . He began his career at Hewlett Packard Company, where he became General Manager and Chief Technology Officer of Enterprise Software from 1972 to 1994. Mr. Sakakihara also served as a full time visiting professor at the University of California, Davis in networks, database, and object based systems from 1999 to 2000. Mr. Sakakihara holds both a B.S. and an M.S. in Applied Mathematics from and SJS University & University of Santa Clara respectively.

        Nello Franco joined us in February, 2011 as our Senior Vice President of Customer Success. Most recently, Mr. Franco was Vice President of Field Operations for SCOPIX Solutions, a provider of technology solutions for retail store management, from October, 2009 to January, 2011 and was previously with W-5 Networks, Inc., a developer of wireless systems, from July 2005 to July, 2009, where he served as Vice President of Marketing and Field Operations. From 2001 to 2005, Mr. Franco was Vice President, Services and Support for Tacit Software, Inc., a provider of expertise and knowledge software. Earlier in his career, Mr. Franco led Systems Integration projects for Global 1000 clients with KPMG. Mr. Franco holds a B.A. in Political Science and International Relations from UCLA.

        Andrew Richard Blair has been a member of our Board since November, 2002. He is a founder of Freimark Blair & Company, Inc., a broker-dealer research boutique. Mr. Blair has served as President, Chief Executive Officer, Chief Financial Officer, and as a director of Freimark Blair since January, 1983. Mr. Blair holds a B.S. in Science and Business Administration from Wake Forest University. We believe that Mr. Blair possesses specific attributes that qualify him to serve as a member of our Board and to serve as chair of our Audit Committee, including his financial and accounting expertise and his substantial knowledge of financial markets.

        Roy Camblin has been a member of our Board since February, 2012. Since 2002, Mr. Camblin has been an independent strategic consultant. During this period of time, Mr. Camblin served as Chief Executive Officer and director of Cleanfish, Inc., an environmentally responsible seafood broker from April, 2009 to March, 2010 and as Senior Vice President of Engineering at Zebra Technologies Corp., a software division doing marine terminal and supply chain automation from June, 2006 to November, 2008. Prior to becoming an independent consultant, Mr. Camblin has served as Senior Vice President and Chief Information Officer at Epiphany, Inc., a software company from 2001 to 2002, CEO and board member of Netgateway, Inc., an Internet service provider, from 1999 to 2000, EVP and Chief Information Officer at CB Richard Ellis, a real estate services firm, from 1998 to 1999,Vice President of Global Operations and Technology at Citigroup, Inc. from 1996 to 1998 and Senior Vice President and Chief Information Officer at Oracle Corporation from 1993 to 1995. We believe that Mr. Camblin should serve as a member of our Board because of his broad executive management background and extensive senior level technology experience.

        William T. Comfort, III has served as a member of our Board since May, 2002 and as Chairman of the Board since November, 2002. He was a private equity investment professional with CVC Capital Partners, a leading private equity firm based in London, U.K., from February, 1995 until December, 2000. From February, 2001 to February, 2003 he served as a consultant to Citicorp Venture Capital ("CVC"). He is now principal of Conversion Capital Partners Limited, an investment fund headquartered in London. Mr. Comfort also has served as a director of numerous public and private companies as a representative of CVC Capital Partners and CVC, from all of which he has resigned. Mr. Comfort is currently a director of Kofax, Inc. Mr. Comfort received his J.D. and L.L.M. in tax law from New York University School of Law. We believe Mr. Comfort should serve as a member of our Board based on the important perspective he brings to our Board and management team from his extensive experience as an investor in numerous businesses, both public and privately held, providing guidance and counsel to a wide variety of companies, and service on the boards of directors of numerous private and publicly-held companies.

        Nicolas De Santis Cuadra has been a member of our Board since January, 2003. Mr. De Santis Cuadra has served since January, 2003 as the Chief Executive Officer of London-based Twelve Stars Communications (now called Gold Mercury International), a globalization and strategy think tank and consultancy located in London, U.K., founded in 1961. From December, 2000 until January, 2003, Mr. De Santis Cuadra served as the marketing director of OPODO Ltd., the online travel portal owned by British Airways, Lufthansa, Air France and several other European-based airlines. From January, 1998 until December, 2000, Mr De Santis Cuadra served as Chief Marketing Officer of Beenz.com, the internet currency website, sold to Carlson Marketing, the U.S.-based global marketing services company. We believe that Mr. De Santis should serve as a member of our Board because of his substantial strategic planning and marketing experience and his executive experience at several internet-related businesses.

        Christopher Harrington has been a member of our Board since February, 2012. Mr. Harrington has been Vice President, Americas Enterprise Sales for Adobe Systems, Inc. since October, 2009 when he joined Adobe through Adobe's acquisition of Omniture, Inc., where Mr. Harrington served as President of Worldwide Sales and Client Services since 2002. At Omniture, Harrington oversaw all customer-facing operations within the organization, including business development, direct sales, channel sales, client services and professional services. Prior to joining Omniture, Harrington held sales leadership positions at Domain Systems, Inc., a system integrator and reseller, from 2001 to 2002 and RichFX, Inc., a provider of rich media marketing solutions, from 1999 to 2001. We believe that Mr. Harrington should serve as a member of our Board because of his experience as a senior sales executive at enterprise-focused, subscription-based digital marketing companies.

        Our executive officers are elected by, and serve at the discretion of, our Board. There are no familial relationships among our directors and officers.

Board composition

        Our amended and restated certificate of incorporation that will be in effect upon the consummation of this offering provides that the Board shall be divided into three classes, designated Class I, Class II and Class III. Directors serve for staggered terms of three years each. Messrs. Blair and De Santis Cuadra currently serve as Class I directors, whose terms expire at the 2015 Annual Meeting. Messrs. Camblin and Harrington currently serve as Class II directors whose terms expire at the 2013 Annual Meeting. Messrs. Maasberg and Comfort currently serve as Class III directors whose terms expire at the 2014 Annual Meeting.

        The classification of our Board and provisions described above may have the effect of delaying or preventing changes in our control or management. See "Description of Capital Stock—Anti-takeover provisions—Certificate of incorporation and bylaw provisions."

Committees of our Board

        Our Board has established an Audit Committee and a Compensation Committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignations or until otherwise determined by our Board. Our Board has adopted a charter for each of these committees, which it believes complies with the applicable requirements of current NASDAQ Capital Market and SEC rules and regulations. We intend to comply with future requirements to the extent they are applicable to us. Copies of the charters for each committee will be available without charge, upon request in writing to Lyris, Inc., 6401 Hollis Street, Suite 125, Emeryville, California 94608, Attn: Investor Relations, or on the investor relations page of our website, www.lyris.com.

  Audit Committee

        Our Audit Committee is comprised of Mr. Blair who is the chair of the Audit Committee, Mr. De Santis Cuadra, and Mr. Camblin. The composition of our Audit Committee meets the requirements for independence under current NASDAQ Capital Market and SEC rules and regulations. Each member of our Audit Committee is financially literate as required by current NASDAQ Capital Market listing standards. In addition, our Board has determined that Mr. Blair is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. Our Audit Committee, among other things:

  •
  selects a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

  •
  helps to ensure the independence and performance of the independent registered public accounting firm;

  •
  discusses the scope and results of the audit with the independent registered public accounting firm, and reviews, with management and the independent accountants, our interim and year-end operating results;

  •
  develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

  •
  reviews our policies on risk assessment and risk management;

  •
  obtains and reviews a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues; and

  •
  approves (or, as permitted, pre-approves) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Nominating Procedures

        We do not currently have a nominating or governance committee of the Board, and all director nominations are considered by the independent directors of the Board in a vote in which only the independent directors participate. Our independent directors will identify, evaluate, and select, or make recommendations to our Board regarding, nominees for election to our board of directors and its committees. The independent directors of the Board will also consider and make recommendations to our Board regarding the composition of our Board and its committees.

Director compensation

        Each non-employee member of the board is entitled to an annual cash retainer of $25,000 and meeting fees of $1,000 per in-person meeting attended, $1,000 for each in-person committee meeting attended that is not scheduled in conjunction with a Board meeting, and a fee of $500 for all other committee meetings attended. Directors are also reimbursed for their out-of pocket expenses associated with the Board and committee meetings. Our executive officers do not receive additional compensation for serving on the Board. Mr. Comfort, our Chairman of the Board, and Mr. Urry, who resigned from our Board effective August 31, 2011, waived all retainers and fees for their services.

        Effective February 2, 2012 ("Appointment Date"), Roy Camblin and Chris Harrington were appointed as directors to fill vacancies on the Board. In lieu of an annual cash retainer, Mr. Camblin and Mr. Harrington received stock options. Both Mr. Camblin and Mr. Harrington received stock option grants under our 2005 Equity-Based Compensation Plan. Upon their appointment to the Board, both directors received ten-year options to purchase of 9,333 shares of our common stock at an exercise price of $1.95 per share, which the Board determined to be equal to the fair market value of our common stock on the Appointment Date. Each option vests over four years, with twenty five percent (25%) of the total number of shares subject to each option vesting on the first anniversary of the Appointment Date and the remainder vesting in equal installments quarterly thereafter. Additionally, Mr. Camblin and Mr. Harrington each received ten-year options to purchase 1,000 shares of our common stock at an exercise price of $1.95 per share. These options were fully vested on the Appointment Date and are exercisable immediately. So long as Mr. Camblin and Mr. Harrington remain in continuous service as directors, we will grant to each of Mr. Camblin and Mr. Harrington options to purchase 1,000 shares of our common stock at an exercise price equal to the then fair market value of our Common Stock on the date of grant on the first, second and third anniversaries of their Appointment Dates thereafter. Shares of common stock subject to these option grants will also be fully vested on date of grant and be exercisable immediately. If either Mr. Camblin or Mr. Harrington ceases to be one of our directors, their respective options would terminate 90 days thereafter.

Director compensation table

        The table below summarizes the compensation paid to non-employee members of the Board for fiscal 2012.

Name	Fees Earned or Paid in Cash		Stock Compensation	Total
Andrew Richard Blair	$27,500	(1)	$—	$27,500
Roy Camblin	500	(2)	26,398	26,898
William T. Comfort III(3)	—		—	—
Nicolas De Santis Cuadra	27,000	(1)	—	27,000
Christopher Harrington	—		26,398	26,398
James A. Urry(3)(4)	—		—	—

(1)
Fees consist of a $25,000 annual retainer and additional payments of $500 for each telephonic Audit Committee meeting attended.

(2)
Fee consists of one telephonic Audit Committee meeting attended.

(3)
Messrs. Comfort and Urry waived all retainers and fees in fiscal 2012.

(4)
Mr. Urry resigned from our Board effective August 31, 2011.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in such ownership. SEC rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, we believe that the applicable Section 16(a) reporting requirements were complied with for all of the transactions which occurred in the fiscal year ended June 30, 2012 with the following exceptions. In August 2011 a Form 4 for Nello Franco for an award of options was not filed on a timely basis. In February 2012 a Form 4 for Roy Camlin for an award of options was not filed on a timely basis. In February 2012 a Form 4 for Chris Harrington for an award of options was not filed on a timely basis.

STOCKHOLDER NOMINATION

        Our Bylaws contain provisions addressing the process by which a stockholder may nominate an individual to stand for election to the Board of Directors at our Annual Meeting. Historically, we have not had a formal policy concerning stockholder recommendations for nominees. Given our size, the Board of Directors does not feel that such a formal policy is warranted at this time. The absence of such a policy, however, does not mean that a reasonable stockholder recommendation will not be considered, in light of our particular needs and the policies and procedures set forth above. Procedures for submitting such stockholder recommendations are set forth under "Stockholder Communications with the Board" below. The Board of Directors will reconsider this matter at such time as it believes that our circumstances, including our operations and prospects, warrant the adoption of such a policy.

Stockholder Communications with the Board

        We have no formal process by which stockholders may communicate directly with directors. However stockholders may direct communications intended for the Board of Directors to the Secretary of the Company, at 6401 Hollis St., Suite 125, Emeryville, California 94608. The envelope containing such communication must contain a clear notation indicating that the enclosed letter is a "Stockholder-Board Communication" or "Stockholder-Director Communication" or similar statement that clearly and unmistakably indicates the communication is intended for the Board of Directors. All such communications must clearly indicate the author as a stockholder and state whether the intended recipients are all members of the Board of Directors or just certain specified directors. The Secretary of the Company will make copies of all such communications and circulate them to the appropriate director or directors.

Audit Committee

        Our Audit Committee is comprised of Mr. Blair who is the chair of the Audit Committee, Mr. De Santis Cuadra, and Mr. Camblin. The composition of our Audit Committee meets the requirements for independence under current NASDAQ Capital Market and SEC rules and regulations. Each member of our Audit Committee is financially literate as required by current NASDAQ Capital Market listing standards. In addition, our Board has determined that Mr. Blair is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. Our Audit Committee, among other things:

  •
  selects a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

  •
  helps to ensure the independence and performance of the independent registered public accounting firm;

  •
  discusses the scope and results of the audit with the independent registered public accounting firm, and reviews, with management and the independent accountants, our interim and year-end operating results;

  •
  develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

  •
  reviews our policies on risk assessment and risk management;

  •
  obtains and reviews a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues; and

  •
  approves (or, as permitted, pre-approves) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation philosophy and objectives

        Our compensation programs and policies focus mainly on retaining and attracting employees necessary to operate the acquired subsidiaries and grow our business. To date, we have not undertaken a formal study to determine whether compensation paid to our executives is competitive with that of our competitors. Instead, the Compensation Committee has focused on one-on-one negotiations with each of our executives at the time of hire for the purpose of recruiting the executive in order to assemble an executive team that will develop and implement our long-term strategic goals.

Annual bonus plan

        On August 1, 2008, the Compensation Committee approved an annual incentive bonus plan, under which key employees, including our named executive officers, are eligible to receive quarterly cash bonus payments. The objectives of the bonus plan are to align participants' incentives with Lyris' business goals and to reward and retain high performing key employees.

        Under the bonus plan, participants are eligible to receive bonuses based on individual performance and our Company's performance. Individual performance objectives may be established by the Compensation Committee. Company performance (the "Performance Bonus") is based on the following criteria: net new monthly hosted revenue additions ("net new MRR"); total revenues; and Adjusted EBITDA. The Compensation Committee may select additional criteria for the Performance Bonus. For each bonus plan year, the Compensation Committee will establish the percentage to use for each of the criteria that comprise the Performance Bonus, such that participants are aware of the relative importance of each criterion in determining any Performance Bonuses. To the extent we exceed performance targets participants are eligible for additional bonus awards.

        For the first and second quarters of fiscal 2012, the Compensation Committee established Company performance criteria under the bonus plan and no individual performance measures. Our performance criteria were weighted as follows: 50% based on committed annual value of new contracts (ACV) and 50% on the contract value of cancelled contracts (churn).

	% Weighting	3rd Quarter	4th Quarter
New contract ACV	50	3,773,800	4,493,694
Churn	50	2,700,000	2,520,000

        Ms. Eudaley's participation in the annual bonus plan did not begin until the third fiscal quarter. Target bonus amounts for the first and second quarter for Mr. Maasberg, Mr. Sakakihara and Mr. Franco were $50,000, $26,000 and $22,500 respectively in the first two quarters of fiscal 2012. For the first two quarters of fiscal 2012, Mr. Maasberg received 100% of his bonus potential and Mr. Sakakihara and Mr. Franco each received 98% of their bonus potentials. Mr. Taylor died suddenly in the first quarter and in lieu of a bonus his family was given a $10,000 payment and his salary was continued through December 31, 2011.

        For the third and fourth quarter of fiscal 2012, the Compensation Committee again established Company performance criteria under the bonus plan and no individual performance measures for Mr. Maasberg, Ms Eudaley, Mr. Sakakihara and 50% of Mr. Franco's bonus potential. The other 50% of Mr. Franco's bonus was based on achievement of professional services revenue. The Company performance criteria were 50% based on achievement of positive adjusted EBITDA, defined as earnings before interest, taxes, depreciation, amortization, stock-based compensation and certain other financial measures. The remaining 50% was based on achievement of the Lyris ONE key milestones. For the third fiscal quarter, those milestones were the completion of overflow features, which are back end application services and components and user experience features, which are the framework of the user interface. Target bonus amounts for the third quarter for Mr. Maasberg, Ms. Eudaley, Mr. Sakakihara and Mr. Franco were $25,000, $25,000, $13,000 and 14,688, respectively. Mr. Massberg, Ms. Eudaley, and Mr. Sakakihara earned 100% of their target bonuses for the quarter and Mr. Franco earned 97%. For the fourth fiscal quarter the Lyris ONE milestones are the full exposure of the user interface features and the initiation of the phased Beta program. Target bonus amounts for the fourth quarter for Mr. Maasberg, Ms. Eudaley, Mr. Sakakihara and Mr. Franco were $25,000, $25,000, $13,000 and 15,000, respectively. Mr. Maasberg, Ms. Eudaley, and Mr. Sakakihara earned 100% of their target bonuses for the fourth quarter and Mr. Franco earned 87%.

Equity compensation

        We grant stock options to executives when they are hired as a part of their overall compensation package. The number of options and corresponding vesting schedules are based on what our Compensation Committee believes is needed to be competitive in the marketplace. However, we do not conduct any formal peer group benchmarking studies. Additional option awards may be granted based on the recommendation of the chief executive officer and approved by the Compensation Committee in recognition of outstanding performance or upon an executive assuming additional responsibility.

Role of executive officers in compensation decisions

        The Compensation Committee makes all executive officer compensation decisions. The Compensation Committee actively considers, and has the ultimate authority of approving, recommendations made by the Chief Executive Officer regarding all equity-based awards to employees. Our Chief Executive Officer determines, in consultation with the Compensation Committee, the non-equity compensation of our employees who are not executive officers.

Employment agreements

        We have entered into employment agreements with our named executive officers. The employment agreements have the following general terms.

        Wolfgang Maasberg.    We entered into an employment agreement with Wolfgang Maasberg, effective as of August 18, 2010, and as amended on April 27, 2012, in connection with his appointment to serve as our President and Chief Executive Officer. The term of the agreement is for three years and automatically extends for one year at the end the initial term of the agreement and at the end of each annual extension term unless 90 days prior written notice is given prior to the end of the term. The initial base salary under the agreement is $350,000 and Mr. Maasberg is eligible to receive an annual cash bonus of up to $100,000, $30,000 of which was guaranteed for fiscal 2011. We agreed to pay Mr. Maasberg a sign-on bonus of $10,000 per month and a cost of living offset payment of $3,000 per month for each month he remains an employee through March, 2013. In addition, Mr. Maasberg received an award of options to purchase 100,000 shares of our common stock at an exercise price of $4.95 per share that vest over four years, with 25% of the total number of shares subject to the option vesting on August 18, 2011, with the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three-month anniversary thereafter. We awarded Mr. Maasberg 300,000 RSUs that vest over four years, with 25% vesting on August 18, 2011, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the RSU on each three-month anniversary thereafter. Upon a change in control, 100% of the unvested options and 50% of the unvested RSUs shall vest or become settled, as applicable. In the event of a change in control, 50% of the unvested RSUs vest in equal monthly installments over the first twelve months from the change in control if Mr. Maasberg remains employed by the acquiring entity. Additionally, we agreed to pay Mr. Maasberg relocation payments not to exceed $94,500. Mr. Maasberg is eligible to participate in any of our employee benefit plans to the extent applicable generally to our other employees. The employment agreement also provides for certain payments to Mr. Maasberg described in greater detail below in the section titled "Potential Payments upon Termination or Change in Control."

        Deborah Eudaley.    We entered into an employment agreement with Deborah Eudaley, effective as of November 4, 2011, and as amended as of April 19, 2012, to serve as our Chief Financial Officer, pursuant to which Ms. Eudaley receives an annual salary of $260,000 and will be eligible for a target annual bonus of $100,000 in 2012. Ms. Eudaley also received a sign-on bonus of $8,333 per month for the remainder of calendar year 2011. We also granted to Ms Eudaley an option to purchase 96,666 shares of our common stock at an exercise price of $1.58 per share. 25% of the shares underlying the option vest on November 4, 2012, which is the first anniversary of her date of hire with the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three month anniversary of her date of hire thereafter. Ms. Eudaley is also eligible to participate in our benefit plans to the extent applicable generally to our other employees. The employment agreement also provides for certain severance payments to Ms. Eudaley described in greater detail below in the section titled "Potential Payments upon Termination or Change of Control."

        Philip Sakakihara.    Effective January 24, 2011, we entered into an employment agreement with Philip Sakakihara, our Chief Technology Officer of Lyris. The initial base salary under the agreement is $260,000 and he is also eligible for an annual bonus, paid quarterly, of $52,000. In addition, Mr. Sakakihara received an option to purchase 83,333 shares of our common stock at an exercise price of $4.95 per share. The award was made pursuant to our 2005 Stock Plan and will vest over four years, with 25% of the total number of shares vesting on the twelve month anniversary of his start date with Lyris, and the remainder vesting quarterly thereafter. In addition, if Mr. Sakakihara is terminated by us without cause after 45 days of employment, he will receive six months' severance pay. In the event we undergo a change of control and Mr. Sakakihara is terminated without cause within two years thereafter, he will be entitled to a severance payment equal to one year of his base salary, as in effect on the date of termination of his employment, 12 months of company-paid COBRA health insurance and immediate vesting of any unvested options granted pursuant to the agreement.

        Nello Franco.    Effective February 7, 2011, we entered into an employment agreement with Nello Franco, our Senior Vice President, Customer Success. The initial base salary under the agreement is $225,000 and he is also eligible for an annual bonus, paid quarterly, of $45,000. Mr. Franco's base salary was increased in February, 2012 to $240,000 and his annual bonus, paid quarterly, was increased to $60,000. In addition, Mr. Franco also received an option to purchase 33,333 shares of Company common stock at an exercise price of $4.95 per share. The award was made pursuant to our 2005 Stock Plan and will vest over four years, with 25% of the total number of shares vesting on the 12 month anniversary of his start date with Lyris, and the remainder vesting quarterly thereafter. In addition, if Mr. Franco is terminated by us without cause or resigns for good reason after 90 days of employment, he will receive six months' severance pay. In the event we undergo a change of control and Mr. Franco is terminated without cause or resigns for good reason within two years thereafter, he will be entitled to a severance payment equal to one year of his base salary, as in effect on the date of termination of his employment, 12 months of company-paid COBRA health insurance premiums and accelerated vesting of his then unvested options.

        Keith Taylor.    Effective January 31, 2011, we entered into an agreement with Keith Taylor to serve as Chief Financial Officer. The annual base salary under the agreement was $275,000 and he was eligible for an incentive bonus of up to 25% of his base salary. Mr. Taylor also received a signing bonus of $60,000 payable monthly at a rate of $5,000 per month for his first 12 months of employment subject to repayment of 100% of the bonus if he was terminated for cause or voluntarily terminated with in the first 12 months of his employment. Mr. Taylor was also eligible for a relocation allowance of up to $25,000 during his second year of employment subject to repayment of 100% of this allowance if he was terminated for cause or voluntarily terminated within twelve months of the payment date of this allowance. Unless and until Mr. Taylor would relocate, he would be paid a commute expense allowance of $500 per month. Mr. Taylor received an award of options to purchase 83,333 shares of our common stock at an exercise price of $4.95 per share. 25% of the shares underlying the option vest on January 31, 2012, which is the first anniversary of his date of hire, with the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three month anniversary of his date of hire thereafter. Mr. Taylor was also eligible to participate in our benefit plans to the extent applicable generally to our other employees. The employment agreement also provided for certain severance payments to Mr. Taylor described in greater detail below in the section titled "Potential Payments upon Termination or Change of Control." Mr. Taylor passed away unexpectedly on September 19, 2011. The severance payments to Mr. Taylor are described in greater detail below in the section titled "Potential Payments upon Termination or Change in Control."

Potential payments upon termination or change in control

        Wolfgang Maasberg.    Pursuant to his employment agreement, in the event Mr. Maasberg's employment is terminated for Cause or he is separated from service to Lyris for any reason other than his resignation for Good Reason, Mr. Maasberg will be entitled to the following:

  •
  any unearned but unpaid base salary;

  •
  Other unpaid vested amounts or benefits under the compensation, incentive and benefit plans in which he participates; and

  •
  Any unreimbursed business expenses.

        Mr. Maasberg's agreement also provides for additional payments in the event of a change of control of Lyris. In the event of his separation from employment by Lyris without Cause or for Good Reason within six months prior to a change in control and provided that Mr. Maasberg delivers a general release of claims in favor of us, Mr. Maasberg would receive the following benefits in addition to the items mentioned above:

  •
  Lump sum payment equal to twelve months of his then-current base salary;

  •
  Lump sum payment equal to his target bonus, prorated based on the number of days out of the applicable year he was employed by us prior to his separation from service.;

  •
  Lump sum payment of his guaranteed bonus of $30,000 for fiscal 2011 to the extent not already paid;

  •
  Reimbursement for any monthly COBRA premium payments made by him for himself and his dependents in the twelve months following his separation from service; provided however, that such COBRA reimbursements will terminate when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment; and

  •
  Immediate vesting of 50% of all then-unvested options subject to his option agreement and the RSUs provided, however, that this will cease to apply after August 18, 2012.

        In the event of Mr. Maasberg's termination of employment by us without Cause or for Good Reason within six months prior to and twelve months following a change of control, and subject to Mr. Maasberg's delivery of a general release, Mr. Maasberg will receive all the termination payments set forth above (other than the 50% vesting acceleration) and 100% of his then unvested shares subject to his option agreement and the RSUs shall immediately accelerate and become exercisable or be settled, as applicable.

        Upon a change in control, 100% of Mr. Maasberg's then unvested shares subject to his option agreement and 50% of the then unvested shares subject to the RSUs shall immediately accelerate and become exercisable or be settled, as applicable.

        "Cause" is defined in Mr. Maasberg's employment agreement to mean (i) his continued failure to perform (other than by reason of death or illness or other physical or mental incapacity) his duties and responsibilities as assigned by the Board, which is not remedied within 30 days' written notice from Lyris, (ii) a material breach by Mr. Maasberg of the employment agreement or the Proprietary Information and Inventions Agreement ("PIIA"), which is not cured within ten days' written notice from us (if such breach is susceptible to cure), (iii) Mr. Maasberg's gross negligence or willful misconduct, which is injurious to us or our reputation, (iv) Mr. Maasberg's material violation of a material Company policy including its Code of Business Conduct, which is not cured within ten days' written notice from us (if such violation is susceptible to cure), (v) fraud, embezzlement or other material dishonesty with respect to Lyris, (vi) conviction of a crime constituting a felony or conviction of any other crime involving fraud, dishonesty or moral turpitude or (vii) failing or refusing to cooperate, as reasonably requested in writing by Lyris, in any internal or external investigation of any matter in which we have a material interest (financial or otherwise) in the outcome of the investigation.

        "Change in Control" is defined in Mr. Maasberg's employment agreement to mean (i) a sale, conveyance, exchange or transfer in which any non-current stockholder becomes the beneficial owner of more than fifty (50%) percent of the total voting power of all the then outstanding voting securities; (ii) a merger, consolidation or reorganization of Lyris in which Lyris' voting securities immediately prior to such transaction do not represent or are not converted into a majority of the voting power of the surviving entity; (iii) a sale of substantially all of our assets or our liquidation or dissolution; (iv) a change in the composition of the Board occurring within a one-year period, as a result of which fewer than a majority of the directors are incumbent directors (as defined in the agreement); or (v) any other transactions or series of related transactions occur which have substantially the same effect as the transactions specified in any of the preceding subsections (i)-(iv).

        "Good Reason" is defined in Mr. Maasberg's employment agreement to mean any material breach of the Agreement by Lyris or the occurrence of any one or more of the following without Mr. Maasberg's prior express written consent: (i) a material diminution in his authority, duties or responsibilities (provided such reduction is not more than 20% and does not continue for more than 12 months); (ii) a diminution in his base salary other than a reduction which is part of an across-the board reduction in the salaries of all of our senior executives; or (iii) we move Mr. Maasberg's place of employment more than 50 miles from our Emeryville headquarters.

        Deborah Eudaley.    Pursuant to her employment agreement, as amended, in the event Ms. Eudaley's employment is terminated without cause or she resigns for good reason (as defined in the agreement), we will pay to Ms. Eudaley an amount equal to six months of her current annual base salary at the time of termination, 50% of her target bonus, payment of her COBRA health insurance premiums for a period of twelve months following termination plus any other amounts accrued but not yet paid. This provision would entitle Ms. Eudaley to $180,000. If we are acquired or undergo a change of control and Ms. Eudaley is terminated without Cause within three months prior to or two years following the change of control she will be entitled to severance payments of twelve months of her then base salary, 100% of her target bonus and payment of her COBRA health insurance premiums for a period of twelve months following termination. Ms. Eudaley's agreement also provides that if we are acquired or undergo a change of control and her employment is terminated without Cause, any unvested options shall immediately vest.

        Philip Sakakihara.    Pursuant to his employment agreement, in the event Mr. Sakakihara's employment is terminated without cause after 45 days of employment, we will pay to Mr. Sakakihara an amount equal to six months of his then current annual base salary at the time of termination plus any other amounts accrued but not yet paid. This provision would have entitled Mr. Sakakihara to $130,000. If we are acquired or undergo a change of control and Mr. Sakakihara is terminated without cause or resigns for good reason (as defined in the agreement) within two years following the change of control he will be entitled to severance payments of twelve months of his then base salary and payment of his COBRA health insurance premiums for a period of twelve months following termination. Mr. Sakakihara's agreement also provides that if we are acquired or undergo a change of control and his employment is terminated without cause or he resigns for good reason, any unvested options shall immediately vest.

        Nello Franco.    Pursuant to his employment agreement, in the event Mr. Franco's employment is terminated without cause after 90 days of employment, we will pay to Mr. Franco an amount equal to six months of his then current annual base salary at the time of termination plus any other amounts accrued but not yet paid. This provision would have entitled Mr. Franco to $120,000. If Lyris is acquired or undergoes a change of control and Mr. Franco is terminated without Cause within two years following the change of control he will be entitled to severance payments of twelve months of his then base salary and payment of his COBRA health insurance premiums for a period of twelve months following termination. Mr. Franco's agreement also provides that if we are acquired or undergoes a change of control and his employment is terminated without Cause, any unvested options shall immediately vest.

        "Cause" is defined in Ms. Eudaley's, Mr. Sakakihara's and Mr. Franco's employment agreements to mean (a) the failure of the employee to perform his obligations and duties to the satisfaction of us, which failure is not remedied within fifteen days after receipt of written notice, (b) commission by the employee of an act of fraud upon, or willful misconduct towards, us or any of our affiliates, (c) a material breach by the employee of certain sections of our PIIA, (d) the failure of the employee to carry out, or comply with, in any material respect, any directive of our Board consistent with the terms of the PIIA, which in the case of each situation above is not remedied within 15 days after receipt of written notice from us or our Board, or (e) the conviction of the employee of (or a plea of nolo contendere to) any felony or any crime involving moral turpitude.

        "Change in Control" is defined in Ms. Eudaley's, Mr. Sakakihara's and Mr. Franco's employment agreements to mean (i) a sale, conveyance, exchange or transfer in which any non-current stockholder becomes the beneficial owner of more than (50%) of the total voting power of all the then outstanding voting securities; (ii) a merger, consolidation or reorganization of Lyris; (iii) a sale of substantially all of the assets of Lyris or a liquidation or dissolution of Lyris; or (v) any other transactions or series of related transactions occur which have substantially the same effect as the transactions specified in any of the preceding subsections (i)-(iii).

        Keith Taylor.    Pursuant to his employment agreement, in the event Mr. Taylor's employment is terminated without cause, we will pay to Mr. Taylor an amount equal to six months of his current annual base salary at the time of termination. At the end of fiscal 2011, this provision would have entitled Mr. Taylor to $137,500, plus any other amounts accrued but not yet paid. If we are acquired or undergo a change of control and Mr. Taylor is terminated without Cause within two years following the change of control he will be entitled to one year of his then base salary as severance. Mr. Taylor's agreement also provides that if we are acquired or undergoes a change of control and his employment is terminated without Cause, any unvested options shall immediately vest.

        Under the terms of the agreement: "Cause" means (a) the failure of Mr. Taylor to perform his obligations and duties to the satisfaction of us, which failure is not remedied with in 15 days after receipt of written notice, (b) commission by Mr. Taylor of an act of fraud upon, or willful misconduct toward, us or any of our affiliates, (c) a material breach by Mr. Taylor of certain sections of our Proprietary Information and Inventions Agreement ("PIIA"), (d) the failure of Mr. Taylor to carry out, or comply with, in any material respect, any directive of the Board consistent with the terms of the PIIA, which in the case of each situation above is not remedied within 15 days after receipt of written notice from us or our Board, or (e) the conviction of Mr. Taylor of (or a plea of nolo contendere to) any felony or any crime involving moral turpitude.

        Mr. Taylor passed away unexpectedly on September 19, 2011. In addition to his accrued salary and vacation, we continued paying Mr. Taylor's salary through calendar year end and provided a bonus of $10,000. Payments in addition to Mr. Taylor's accrued salary and vacation totaled $82,951.

SUMMARY COMPENSATION TABLE

        The following table summarizes information relating to the compensation earned for services rendered in all capacities during fiscal 2011 and fiscal 2012, for each person who served as our principal executive officer or principal financial officer in fiscal 2012, plus certain executive officers (collectively our "named executive officers").

Name	Year	Salary	Bonus	Stock Awards	Option Grants(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation	Total
Wolfgang Maasberg(3)	2012	$350,000	$120,000	$—	$251,239	$100,000	$36,000	$857,239
President and Chief Executive Officer	2011	303,782	130,000	1,485,000	186,652	70,000	38,500	2,213,934
Deborah Eudaley(4)	2012	170,500	16,667	—	169,316	50,000	—	406,483
Chief Financial Officer	2011	—	—	—	—	—	—	—
Philip Sakakihara(5)	2012	260,000	—	—	102,589	51,480	—	414,069
Chief Technology Officer	2011	81,130	—	—	—	15,673	—	96,803
Nello Franco(6)	2012	231,250	—	—	79,480	49,421	3,500	363,651
SVP of Customer Success	2011	67,500	—	—	—	12,363	2,500	82,363
Keith Taylor(8)	2012	59,584	15,000	—	—	—	101,230	175,814
Former Chief Financial Officer	2011	115,641	25,000	—	191,347	19,701	9,772	361,461

(1)
Reflects the grant date fair value of the awards made in fiscal 2011 in accordance with the ASC 718. The assumptions used in the valuation of these awards are set forth in Note 13 "Stockholders' Equity" of the Notes to Consolidated Financial Statements and do not purport to reflect the value that will be recognized by the named executive officers upon the sale of the underlying securities. The vesting provisions of these options are also described in the footnotes to the 2011 Outstanding Equity Awards at Fiscal Year-End table below.

(2)
These compensation awards were awarded by the Compensation Committee as Performance Bonus awards under our Annual Bonus Plan.

(3)
Mr. Maasberg commenced employment with us in August, 2010. In FY 2012, pursuant to the terms of Mr. Maasberg's employment agreement, $120,000 of his bonus was a signing bonus. Mr Maasberg was reimbursed $36,000 to offset the cost of living increase associated with his relocation.

(4)
Ms. Eudaley commenced employment with us in November, 2011. Pursuant to the terms of her employment agreement, $16,667 of her bonus in fiscal 2012 was guaranteed.

(5)
Mr. Sakakihara commenced employment with us in January, 2011.

(6)
Mr. Franco commenced employment with us in February, 2011. All other compensation reflects a commuting allowance.

(7)
Mr. Taylor passed away unexpectedly on September 18, 2011. Pursuant to the terms of his employment agreement, he was paid $15,000 of his sign-on bonus in fiscal 2012. All other compensation consists of salary continuation through December 31, 2011 of $77,917, accrued vacation payout of $11,813, a COBRA pre-payment of $10,000, and a $1,500 commuting allowance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

        The following table reflects outstanding equity awards held by our named executive officers as of June 30, 2012.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Wolfgang Maasberg	—	100,000	(1)(2)	$1.58	1/27/2022	168,750	(5)	$464,062	(6)
President and Chief		126,258	(3)
Executive Officer		46,666	(4)
Deborah Eudaley	—	96,666	(7)	1.58	11/4/2021	—		—
Chief Financial Officer		43,373	(8)	1.58	11/23/2021
Philip Sakakihara	—	83,333	(9)(2)	1.58	1/27/2022	—		—
Chief Technology Officer		56,706	(10)	1.58	11/23/2021
Nello Franco	—	33,333	(11)(2)	1.58	1/27/2022	—		—
SVP of Customer Success		6,666	(12)(2)	1.58	1/27/2022
		44,511	(13)	1.58	11/23/2021
Keith Taylor	—	—		—	—	—		—
Former Chief Financial Officer(14)

(1)
The Compensation Committee granted these options to Mr. Maasberg on August 18, 2010 at an exercise price of $4.95 per share. The awards will vest over four years, with 25% of the total number of shares vesting on August 18, 2011, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three-month anniversary thereafter

(2)
Subject to an exchange offer effective April 23, 2012, these options were exchanged for the same number of new options with an exercise price of $1.58 per share. The new options will vest over four years, with 25% of the total number of shares vesting on January 27, 2013, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three-month anniversary thereafter.

(3)
The Compensation Committee granted 126,258 options to Mr. Maasberg on November 23, 2011 at an exercise price of $1.58 per share. The options will vest over four years, with 25% of the total number of shares vesting on November 23, 2012, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three-month anniversary thereafter.

(4)
The Compensation Committee granted 46,666 shares on February 2, 2012 at an exercise price of $1.58 per share. The awards will vest over four years, with 25% of the total number of shares vesting on February 2, 2013, respectively, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each respective three-month anniversary thereafter.

(5)
Mr. Maasberg was awarded 300,000 RSUs as part of his employment agreement. The RSUs will vest over four years, with 25% of the total number of shares subject to the RSU vesting on August 18, 2011, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the RSU on each three-month anniversary thereafter.

(6)
Value is calculated by multiplying the number of restricted stock units that have not vested by the closing market price of our common stock of $2.75 per share as of the close of trading on June 30, 2012.

(7)
The Compensation Committee granted 96,666 options to Ms. Eudaley on November 4, 2011 at an exercise price of $1.58 per share. The award will vest over four years, with 25% of the total number of shares vesting on November 4, 2012, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each respective three-month anniversary thereafter.

(8)
The Compensation Committee granted 46,666 options to Ms. Eudaley on February 2, 2012 at an exercise price of $1.58 per share. The awards will vest over four years, with 25% of the total number of shares vesting on February 2, 2013 and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each respective three-month anniversary thereafter.

(9)
The Compensation Committee granted these options to Mr. Sakakihara on January 24, 2011 at an exercise price of $4.95 per share. The awards will vest over four years, with 25% of the total number of shares vesting on January 24, 2012, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three-month anniversary thereafter.

(10)
The Compensation Committee granted these options to Mr. Sakakihara on November 23, 2011. The awards will vest over four years, with 25% of the total number of shares vesting on November 23, 2012, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three-month anniversary thereafter.

(11)
The Compensation Committee granted these options to Mr. Franco on February 7, 2011 at an exercise price of $4.95 per share. The awards will vest over four years, with 25% of the total number of shares vesting on February 7, 2012, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three-month anniversary thereafter.

(12)
The Compensation Committee granted these options to Mr. Franco on August 1, 2011 at an exercise price of $4.95 per share. The awards will vest over four years, with 25% of the total number of shares vesting on August 1, 2012, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three-month anniversary thereafter.

(13)
The Compensation Committee granted these options to Mr. Franco on November 23, 2011. The awards will vest over four years, with 25% of the total number of shares vesting on November 23, 2012, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three-month anniversary thereafter.

(14)
Mr. Taylor passed away unexpectedly on September 19, 2011 and his options terminated thereafter unexercised.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table presents information with respect to the beneficial ownership of our common stock as of August 31, 2012 by:

  •
  each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

  •
  each of our directors;

  •
  each of our named executive officers; and

  •
  all of our current directors and executive officers as a group.

        We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of August 31, 2012 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

        On August 31, 2012, there were 9,446,483 shares of common stock outstanding.

        We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons included in this table have sole voting and investment power with respect to all the shares of common stock beneficially owned by them, subject to applicable community property laws.

	Shares Beneficially Owned
Name of Beneficial Owner(a)	Shares	Percentage
William T. Comfort, III(b)	5,402,390	57.3%
LDN Stuyvie Partnership(c)	2,830,208	30.0%
65 BR Trust(d)	1,497,435	15.9%
James A. Urry(e)	670,707	7.1%
Wolfgang Maasberg(f)	136,992	1.3%
Andrew Richard Blair(g)	66,817	*
Deborah Eudaley(h)	65,404	*
Nicolas De Santis Cuadra	8,064	*
Philip Sakakihara	6,667	*
Nello Franco	1,666	*
Keith Taylor	1,666	*
Roy Camblin(i)	1,000	*
Christopher Harrington(i)	1,000	*
All current directors and executive officers as a group (9 persons)(j)	5,691,665	60.2%

*
Represents beneficial ownership of less than 1%.

(a)
Inclusion of information concerning shares held by or for their spouses or children or by entities in which a person has an interest does not constitute an admission of beneficial ownership by such person. Unless otherwise indicated, the address of each director and officer is 6401 Hollis St., Suite 125, Emeryville, CA 94608.

(b)
Includes shares held by LDN Stuyvie Partnership, of which Mr. Comfort is sole general partner, and shares held by 65 BR Trust, of which Mr. Comfort is the investment advisor. Mr. Comfort disclaims beneficial ownership of all shares held by 65 BR Trust.

(c)
LDN Stuyvie Partnership is a limited partnership, the sole general partner of which is William T. Comfort III. The address of LDN Stuyvie Partnership is 127-131 Sloane St., 4th Floor, Liscartan House, SWIX 9AS, London, UK.

(d)
65 BR Trust is a Federal trust of which Mr. Comfort is an investment advisor with voting and dispositive power over the shares held by the trust. The address of 65 BR Trust is PO Box 242, Locust Valley, NY 11560. Mr. Comfort disclaims beneficial ownership of all 1,497,436 shares held by the trust.

(e)
Mr. Urry resigned from our Board effective August 31, 2011.

(f)
26,666 shares are pledged as collateral against a personal business loan held by David P. Leibowitz—The Chapter 7 Trustee for the Estate of IFC Credit Corporation.

(g)
Includes 55,004 shares owned by Mr. Blair and his wife, 4,000 owned by the Freimark, Blair & Co. pension fund and 7,813 shares owned by the Blair Family Trust. Mr. Blair disclaims beneficial ownership of 1,840 of the shares owned by the Freimark, Blair & Co. pension fund and 7,813 shares owned by the Blair Family Trust.

(h)
Includes 43,467 shares held by Ms. Eudaley's spouse. Ms. Eudaley disclaims beneficial ownership of all shares held by her spouse.

(i)
Consists of an option to purchase 1,000 shares of common stock.

(j)
Includes 2,000 shares issuable upon exercise of stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities related in (a)) (c)
Equity compensation plans approved by security holders	1,393,282	$1.93	830,966
Equity compensation plans not approved by security holders		—	—
Total	1,393,282	$1.93	830,966

        We established the 2005 Plan on May 6, 2005. The 2005 Plan provides for grants of stock options and stock-based awards to our employees, directors and consultants. Stock options issued in connection with the 2005 Plan are granted with an exercise price per share equal to the fair market value of a share of our Common Stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly or annually and all within four years of grant date. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 17,200,000. At June 30, 2012, there were 830,966 shares available for grant under the 2005 Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Subscription agreements

        On November 21, 2011, Lyris entered into a subscription agreement with 65 BR Trust, a trust for which Mr. Comfort is the investment advisor with voting and dispositive power. Pursuant to the subscription agreement, 65 BR Trust purchased 1,269,841 shares of our common stock at a purchase price of $1.58 per share, or $2,000,000 in the aggregate.

Guaranty to loan agreement and related agreements

        In connection with our credit agreement with the Bank, Mr. Comfort entered into a Limited Guaranty, dated as of August 31, 2011 ("Limited Guaranty") and amended as of April 18, 2012, to guarantee our repayment of indebtedness under the credit agreement. Mr. Comfort's liability under the Limited Guaranty is limited to $2,500,000 with respect to advances made under the non-formula credit line. Mr. Comfort also entered into a Pledge and Security Agreement with the Bank ("Pledge Agreement"), a Reimbursement and Security Agreement with the borrowers ("Reimbursement and Security Agreement"), and a Subordination Agreement with the Bank and Lyris ("Subordination Agreement"). Under the Pledge Agreement, Mr. Comfort granted the Bank a security interest in cash collateral maintained at the Bank, as security for the performance of Mr. Comfort's obligations under the Limited Guaranty. We also agreed to reimburse Mr. Comfort for all amounts paid to the Bank and all costs, fees and expenses incurred by Mr. Comfort under the Limited Guaranty and Pledge Agreement. As security for our reimbursement obligations, we granted Mr. Comfort a security interest in the same property which secures our obligations under the Loan and Security Agreement. Under the Subordination Agreement, our indebtedness and obligations to Mr. Comfort are subordinated to our indebtedness and obligations to the Bank.

Employment and separation agreements

        Employment and separation agreements with our named executive officers are described under "Executive Compensation" above.

Indemnification agreements

        We have entered into indemnification agreements with all of our directors, and our Chief Executive Officer, and our Chief Financial Officer. Under these agreements, we are obligated to indemnify the directors to the fullest extent permitted under the Delaware General Corporation Law for expenses, including attorneys' fees, judgments, fines and settlement amounts incurred by them in any action or proceeding arising out of their services as a director and officer. We believe that these indemnification agreements are helpful in attracting and retaining qualified directors and officers.

Policies and procedures

        Under SEC rules, we must disclose "related-person transactions" between Lyris or its subsidiaries and related persons. A related person is a director, officer, nominee for director, or 5% stockholder of Lyris since the beginning of the last fiscal year, and the immediate family members of these persons. A transaction, or series of transactions, may constitute a "related-person transaction" if the amount involved exceeds $120,000, and a related person has a direct or indirect material interest. To date we have not adopted a formal written policy with respect to such related-party transactions. However, an informal, unwritten policy has been in place whereby all such related-party transactions are reported to, and approved by, the full Board (other than any interested director). Factors considered by the Board when deliberating such transactions include:

  •
  whether the terms of such transaction are fair to us; and

  •
  whether the transaction is consistent with, and contributes to, our growth strategy.

All the related-party transactions listed above were approved by the full Board (other than those directors with interests in the transactions).

Director independence

        We have adopted, and are in compliance with, the listing rules of the NASDAQ Stock Market, which require that a majority of the members of our Board be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, our Board has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is "independent" as that term is defined under the rules of the NASDAQ Stock Market. In making this determination, our Board considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The independence of our board committee members is discussed below.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the fees billed for professional audit services rendered to Lyris, Inc. by an independent accountant, Burr Pilger Mayer, Inc., during fiscal 2011 and fiscal 2012:

	Fiscal Year Ended June 30,
	2011	2012
	(In thousands)
Audit fees(1)	$166	$166
Audit-related fees(2)	11	124
Total	$177	$290

(1)
Represents fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)
Represents fees for professional services rendered in connection with the audit of our 401(k) benefit plan annual financial statements and on work done related to a registration statement that was subsequently withdrawn.

        The Audit Committee of the Board of Directors has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose. Consideration and approval of such services generally will occur at the Audit Committee's regularly scheduled quarterly meetings. In situations where it is impractical to wait until the regularly scheduled quarterly meeting, the Audit Committee may delegate authority to approve the audit, audit-related, tax and other services to a member of the committee up to a certain pre-determined level as approved by the Audit Committee. During fiscal 2011, our audit-related fees were not pre-approved by the Audit Committee. During fiscal 2012, our audit-related fees were pre-approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)
The financial statements filed as part of this Annual Report at Item 8 are listed in the Financial Statements and Supplementary Data on page 59 of this Annual Report. All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

b)
The following documents are filed or incorporated by reference as exhibits to this Report:

			Incorporated by Reference
Exhibit No.		Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.01		Certificate of Incorporation of the Registrant.	10-K	9/26/07	3(a)(i)
3.02		Certificate of Amendment to Certificate of Incorporation of the Registrant.	10-K	9/26/07	3(a)(ii)
3.03		Certificate of Amendment to Certificate of Incorporation of the Registrant.	8-K	3/5/12	3.1
3.04		Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)
3.05		Certificate of Ownership and Merger, merging the Registrant with and into J.L. Halsey Corporation .	8-K	10/31/07	3.1
3.06		Form of Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	7/26/12	3.06
3.07		First Amended and Restated Bylaws of the Registrant, as amended as of February 14, 2007.	8-K	2/21/07	3.2
10.01	†	Form of Indemnification Agreement.	8-K	3/30/09	10.1
10.02	†	2005 Equity-Based Compensation Plan, as amended, including forms of equity award agreements.	S-1	5/24/12	10.01
10.03	†	Offer Letter between the Registrant and Keith D. Taylor, dated January 5, 2011.	10-Q	5/11/11	10.1
10.04	†	Executive Employment Agreement effective August 18, 2010, between the Registrant and Wolfgang Maasberg, as amended.	S-1	5/24/12	10.11
10.05	†	Executive Employment Agreement effective November 4, 2011, between the Registrant and Deborah Eudaley, as amended.	S-1	5/24/12	10.12
10.06	†	Executive Employment Agreement effective February 7, 2011, between the Registrant and Nello Franco, as amended.	S-1	5/24/12	10.13

			Incorporated by Reference
Exhibit No.		Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.07	†	Executive Employment Agreement effective January 24, 2011, between the Registrant and Philip Sakakihara, as amended.	S-1	5/24/12	10.14
10.08		Subscription Agreement effective April 12, 2010 by and between the Registrant and Meudon Investments.	8-K	4/13/10	10.1
10.09		Subscription Agreement effective April 12, 2010 by and between the Registrant and William Ty Comfort, III.	8-K	4/13/10	10.2
10.10		Amended and Restated Loan and Security Agreement effective as of March 6, 2008, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	3/11/08	10.1
10.11		First Amendment to Amended and Restated Loan and Security Agreement effective as of July 30, 2008, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	8/4/08	10.1
10.12		Second Amendment to Amended and Restated Loan and Security Agreement effective as of December 31, 2008, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	1/6/09	10.1
10.13		Third Amendment to Amended and Restated Loan and Security Agreement effective as of June 19, 2009, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	6/22/09	10.1
10.14		Fourth Amendment to Amended and Restated Loan and Security Agreement effective as of October 23, 2009, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	10/27/09	10.1
10.15		Fifth Amendment to Amended and Restated Loan and Security Agreement effective as of May 6, 2010, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	5/7/10	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.16	Sixth Amendment to Amended and Restated Loan and Security Agreement effective as of September 15, 2010, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/16/10	10.1
10.17	Seventh Amendment to Amended and Restated Loan and Security Agreement effective as of August 31, 2011, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.1
10.18	Eighth Amendment to Amended and Restated Loan and Security Agreement dated as of November 28, 2011, by and among Comerica Bank, the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	12/1/11	10.1
10.19	Ninth Amendment to Amended and Restated Loan and Security Agreement by and among Comerica Bank, the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc., dated as of April 18, 2012.	8-K	4/4/12	99.1
10.20	Limited Guaranty by William T. Comfort, III, dated as of August 31, 2011.	8-K	9/6/11	99.2
10.21	Amendment to and Affirmation of Secured Guaranty Documents by and between Comerica Bank and William T. Comfort, III, dated as of April 18, 2012.	8-K	4/24/12	99.2
10.22	Pledge and Security Agreement entered into as of August 31, 2011 by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.3
10.23	Subordination Agreement entered into as of August 31, 2011, by and among William T. Comfort III and Comerica Bank.	8-K	9/6/11	99.5
10.24	Affirmation of Subordination Agreement by William T. Comfort, III and Comerica Bank.	8-K	4/24/12	99.2
10.25	Reimbursement and Security Agreement entered into as of August 31, 2011, by and among William T. Comfort III and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.4
21.01	Subsidiaries of the Company.				X

Incorporated by Reference
Exhibit No.		Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
23.01		Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm				X
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
32.01		Section 1350 Certification				X
101	*
		The following financial statements of Lyris, Inc. formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and 2012, (ii) Consolidated Statements of Operations for the years ended June 20, 2011 and 2012, (iii) Consolidated Statements of Stockholders' Equity and Comprehensive Loss at June 30, 2010, June 30 2011 and at June 30, 2012, (iv) Consolidated Statements of Cash Flows for the years ended June 20, 2011 and 2012, (v) and the Notes to the Consolidated Financial Statements.				X

*
These exhibits are furnished with this Annual Report on Form 10-K, and are not deemed to be filed or part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

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

Dated: September 14, 2012	LYRIS, INC.
	By:	/s/ WOLFGANG MAASBERG Wolfgang Maasberg Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WOLFGANG MAASBERG (WOLFGANG MAASBERG)	Chief Executive Officer and President (Principal Executive Officer)	September 14, 2012
/s/ DEBORAH EUDALEY (DEBORAH EUDALEY)	Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2012
/s/ ANDREW RICHARD BLAIR (ANDREW RICHARD BLAIR)	Director	September 14, 2012
/s/ ROY W. CAMBLIN (ROY W. CAMBLIN)	Director	September 14, 2012
/s/ WILLIAM T. COMFORT, III (WILLIAM T. COMFORT, III)	Chairman of the Board and Director	September 14, 2012
/s/ NICOLAS DE SANTIS CUADRA (NICOLAS DE SANTIS CUADRA)	Director	September 14, 2012
/s/ CHRISTOPHER HARRINGTON (CHRISTOPHER HARRINGTON)	Director	September 14, 2012