Form 10-Q
period 2012-09-30
LYRIS, INC.
filed 2012-11-07
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

9,542,942 shares of $.01 Par Value Common Stock as of November 7, 2012

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	June 30,
	2012	2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$743	$1,602
Accounts receivable, less allowances of $662 and $686, respectively	4,512	4,934
Prepaid expenses and other current assets	890	795
Deferred income taxes	870	882
Total current assets	7,015	8,213
Property and equipment, net	8,605	7,044
Intangible assets, net	5,195	5,266
Goodwill	9,791	9,791
Other long-term assets	896	901
TOTAL ASSETS	$31,502	$31,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,158	$4,222
Revolving line of credit	4,714	5,005
Capital lease obligations - short-term	741	631
Income taxes payable	173	108
Deferred revenue	3,368	3,593
Total current liabilities	14,154	13,559
Other long-term liabilities	704	543
Capital lease obligations - long-term	792	662
TOTAL LIABILITIES	15,650	14,764
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 4,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; authorized 40,000 shares; 9,447 issued and 9,435 outstanding at September 30, 2012 and June 30, 2012	1,414	1,414
Additional paid-in capital	267,635	267,447
Accumulated deficit	(253,107)	(252,291)
Treasury stock, at cost 11 shares held at September 30, 2012 and June 30, 2012	(56)	(56)
Accumulated other comprehensive income	125	115
Total stockholders’ equity controlling interest	16,011	16,629
Noncontrolling interest	(159)	(178)
Total stockholders' equity	15,852	16,451
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,502	$31,215

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2012	2011

Revenues:
Subscription revenue	$7,128	$7,233
Support and maintenance revenue	931	948
Professional services revenue	670	1,184
Software revenue	243	298
Total revenues	8,972	9,663
Cost of revenues:
Subscription, support and maintenance, professional services, and software	3,574	3,425
Amortization of developed technology	229	155
Total cost of revenues	3,803	3,580
Gross Profit	5,169	6,083
Operating expenses:
Sales and marketing	2,275	3,109
General and administrative	2,306	2,337
Research and development	1,161	1,407
Amortization of customer relationships and trade names	50	222
Total operating expenses	5,792	7,075
Loss from operations	(623)	(992)
Interest expense	(125)	(57)
Interest income	2	4
Other (expense) income, net	29	(5)
Loss from operations before income tax provision	(717)	(1,050)
Income tax provision	79	49
Net loss	(796)	(1,099)
Less: income attributable to noncontrolling interest	20	7
Net loss attributable to Lyris, Inc.	$(816)	$(1,106)

Basic and diluted:
Net loss per share	$(0.08)	$(0.14)

Weighted average shares used in calculating net loss per common share	9,441	8,088

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three Months Ended September 30,
	2012	2011
Net loss attributable to Lyris, Inc.	$(796)	$(1,099)
Other comprehensive income:
Foreign curreny translation	(86)	(23)
Comprehensive loss	$(882)	$(1,122)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(796)	$(1,099)

Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	-	8
Stock-based compensation expense	206	176
Depreciation	251	240
Amortization of intangible assets	81	246
Amortization of developed technology	229	155
Provision for bad debt	146	250
Deferred income tax expense (benefit)	12	(113)
Changes in assets and liabilities:
Accounts receivable	276	952
Prepaid expenses and other assets	(95)	156
Accounts payable and accrued expenses	1,082	(268)
Deferred revenue	(225)	(224)
Income taxes payable	80	59
Net cash provided by operating activities	1,247	538
Cash Flows from Investing Activities:
Purchases of property and equipment	(366)	(216)
Capitalized software expenditures	(1,242)	(1,345)
Net cash used in investing activities	(1,608)	(1,561)
Cash Flows from Financing Activities:
Payments from stock issuance	(18)	(74)
Proceeds (payments) from short term credit arrangements, net	(291)	1,206
Payments under capital lease obligations	(190)	(57)
Net cash (used in) provided by financing activities	(499)	1,075
Net effect of exchange rate changes on cash and cash equivalents	1	(39)
Net (decrease) increase in cash and cash equivalents	(859)	13
Cash and cash equivalents, beginning of period	1,602	244
Cash and cash equivalents, end of period	$743	$257

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Note 1 - Nature of Business and Basis of Presentation

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

We were incorporated under the laws of the state of Delaware as J.L. Halsey Corporation and changed our name to Lyris, Inc. in October 2007. We have principal offices in Emeryville, California and conduct our business worldwide, with wholly owned subsidiaries in Canada and the United Kingdom, and subsidiaries in Argentina and Australia. During the second quarter of fiscal year 2011, we commenced operations in Latin America and during the fourth quarter of fiscal year 2011, we commenced operations in Asia Pacific. Our foreign subsidiaries are generally engaged in providing sales, account management and support.

During the current quarter, we released our new SaaS product, Lyris ONE. This new product natively integrates deep behavioral analytics with real-time data processing to help marketers optimize targeting, messaging, and campaign performance. Lyris ONE’s marketing analytics combined with best practices-based campaign design tools and automation capabilities enables marketers to maximize the relevancy and impact of every single customer interaction.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2013, for example, refer to the fiscal year ended June 30, 2013.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however we believe that the disclosures included are adequate.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, or fiscal year 2012, filed with the SEC on September 14, 2012. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity. Interim results of operations for the quarter and three months ended September 30, 2012 are not necessarily indicative of results to be expected for the year ending June 30, 2013, or fiscal year 2013, or for any future period.

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

The consolidated financial statements include the accounts of Lyris and our wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In April 2010, we acquired interest in an Australian reseller, Cogent Online PTY Ltd (‘‘Cogent’’) to assist us with our sales efforts and global expansion in Australia. During June 2011, we acquired additional shares of Cogent and increased our ownership from 33.3 percent to 80 percent.

As we do not have 100 percent ownership of Cogent, we recorded a non-controlling interest in the consolidated balance sheet for the non-controlling investors’ interests in the net assets and operations.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of September 30, 2012, we used Level 1 assumptions for our cash equivalents, which were $5 thousand and $1.2 million at September 30, 2012 and June 30, 2012, respectively. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2012, we did not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2012, we did not have any significant Level 3 financial assets or liabilities.

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

In October 2009, FASB issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (‘‘ASU No. 2009-13’’) which amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated and how the consideration should be allocated;
•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and
•	Require an entity to allocate revenue to an arrangement using the estimated selling prices (‘‘ESP’’) of deliverables if it does not have vendor-specific objective evidence (‘‘VSOE’’) of fair value or third-party evidence (‘‘TPE’’) of selling price.

Valuation terms are defined as set forth below:

•	VSOE—the price at which the element is sold in a separate stand-alone transaction
•	TPE—evidence from us or other companies of the value of a largely interchangeable element in a transaction
•	ESP—our best estimate of the selling price of an element in a transaction

We adopted ASU No. 2009-13 for fiscal year 2011 on a prospective basis for multiple-element arrangements that include subscription services bundled with technical support and professional services. The implementation resulted in an immaterial difference in revenue recognized and additional disclosures that are included below. We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for our subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

•	We have defined processes and controls to ensure our pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions and pricing history of similar services. Based on this information and actual pricing trends, management establishes or modifies the pricing.
•	We identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple element arrangements and those sold on a standalone basis.

•	We analyzed the population of items sold by stratifying the population by product type and level and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value. Additionally, we gathered and analyzed sales’ team feedback gained from interaction with customers and similar activities. This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products we offer and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

For transactions entered into or materially modified after July 1, 2010, Lyris allocates consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on our fair value. For the three months ended September 30, 2012, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified after July 1, 2010. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for three months ended September 30, 2012 and fiscal year 2012 and is not anticipated to become material for the remainder of fiscal year 2013.

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

For multiple element arrangements entered into prior to July 1, 2010 that include both subscription and professional services and did not meet the reparability criteria under the previous guidance, we have accounted for as a single unit of accounting. Consistent with the revenue recognition method applied prior to the adoption of ASU No. 2009-13, revenue for these arrangements continues to be recognized ratably over the term of the related subscription arrangement. If the multi-element arrangement is materially modified, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

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

Note 2 – Recent Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. This update is effective and adopted by Lyris during the three months ended September 30, 2012. The adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (‘‘ASU 2011-05’’), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This update is effective and adopted by Lyris during the three months ended September 30, 2012 and impacted our financial statement presentation, but otherwise did not impact our condensed consolidated financial positions, results of operations or cash flows.

Note 3 – Stock Acquisition

Under the provisions of the Stock Purchase Agreement dated June 1, 2011(“SPA”) with Cogent Online PTY LTd (“Cogent”), Lyris is entitled to purchase 16.67 shares of Cogent for each calendar quarter where Net Quarterly Revenue (as that term is defined in the SPA) is less than $0.8 million collectively from Cogent’s minority Shareholders (as that term is defined in the SPA). The Net Quarterly Revenue was lower than $0.8 million in the calendar quarters ended September 14, 2011, December 14, 2011, March 14, 2012 and June 14, 2012. We therefore, exercised our option to purchase an aggregate of 66 shares at a price of $1 per share from the Shareholders. We made a determination to purchase these shares equally from the shareholdings of Damien Saunders and Lucid Online Pty Ltd (an entity controlled by Adrian Saunders). After the exercise, Damian Saunders will continue to own 66.7 shares and Lucid Online Pty Ltd, will own 66.7 shares. Damian Saunders has agreed to transfer the remaining shares held by Damian Saunders to us in exchange for the satisfaction of $15 thousand owed by Damian Saunders to us. As of September 30, 2012, the transfer has not yet been completed. Adrian Saunders’ employment terminated with Lyris on July 19, 2012 and Lyris offered to purchase all 66.7 of the remaining shares held by Lucid Online Pty Ltd for an aggregate purchase price of $67, which Adrian Saunders has accepted. As of September 30, 2012, this purchase has not been completed.

Note 4 – Other Long-term Assets

	As of September 30, 2012	As of June 30, 2012
	(In thousands)
Other long term assets	$896	$901

During the first quarter of fiscal year 2012, we changed our accounting in SiteWit from the equity method to the cost method due to the decrease in ownership that resulted from the Termination Agreement. At September 30, 2012 and June 30, 2012, we held SiteWit at its carrying value of $0.7 million. Periodically, we assesses whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the other-than-temporary impairment is included in earnings. As of September 30, 2012, no significant changes that would have a material adverse effect on our investment arose and, thus, no other-than-temporary impairments were recorded.

Other assets at September 30, 2012 and June 30, 2012 also included $0.2 million, of which $0.1 million were related to security deposits related to leases entered in by us, and $0.1 million were related to notes receivables acquired from the acquisition of a majority stake in Cogent that occurred in the fourth quarter of fiscal year 2011.

Note 5 – Goodwill, Long-lived Assets and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

There was no change in goodwill activity during the three months ended September 30, 2012. The following table outlines our goodwill, by acquisition:

	As of September 30, 2012	As of June 30, 2012
	(In thousands)
Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

ASU No. 2011-08 Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than our carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on September 30, 2012, we concluded that there was no impairment of goodwill for the three months ended September 30, 2012.

Note 6 – Credit Facility

On April 18, 2012, we entered into a Ninth Amendment (“Ninth Amendment”) to the Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (“Bank”). The Ninth Amendment revises the terms of the Loan Agreement.

The Ninth Amendment revises the financial covenant requiring us to maintain earnings before interest, taxes, depreciation and amortization (“EBITDA”) not less than specified amounts, which are measured on a trailing three month basis, as follows for the applicable periods:

Measurement Period Ending	Minimum Trailing Three (3) Month EBITDA

4/30/2012	$200,000
5/31/2012 through 11/30/2012	$50,000
12/31/2012 and thereafter	$250,000

The Ninth Amendment increased our revolving line of credit (“Revolving Line”) from $2.5 million to $3.5 million. The amount available under the Revolving Line is limited by a borrowing base, which is 80% of the amount of the aggregate of our accounts receivable, less certain exclusions. The Ninth Amendment adds to the borrowing base certain eligible foreign accounts receivable up to a limit of $0.4 million.

The Ninth Amendment also extends the maturity of the Revolving Line and our second revolving line of credit of $2.5 million (“Non-Formula Line,” and together with the Revolving Line, the “Revolving Lines”). The Revolving Lines mature on April 30, 2013.

Advances under the Revolving Lines will accrue interest at a variable rate calculated as the Bank’s prime rate plus a margin of 2.5% for the Revolving Line and the Bank’s prime rate plus a margin of 0.5% for the Non-Formula Line. Interest is payable monthly, and principal is payable upon maturity.

Repayment of the Non Formula Line is secured by a security interest in substantially all of our assets. In addition, Mr. William T. Comfort, III, our Chairman of the Board, guarantees our repayment of indebtedness under the Non Formula Line by a limited guaranty (“Guaranty”). In connection with the Ninth Amendment, Mr. Comfort entered into an Amendment to and Affirmation of Secured Guaranty Documents (“Affirmation of Guaranty”) to consent to the entry by us into the Ninth Amendment, affirm that the Guaranty will remain effective and to amend the limits of his liability under the Guaranty. Mr. Comfort’s liability under the Guaranty was amended to be limited to $2.5 million with respect to advances made under the Non-Formula Line. Mr. Comfort also executed an Affirmation of Subordination Agreement to consent to the entry by us into the Ninth Amendment and to affirm that the Subordination Agreement between the Bank, Company and Mr. Comfort will remain effective.

We are in compliance with all of our covenants for all applicable measurement periods in the first quarter of fiscal year 2013. Our outstanding borrowings totaled $4.7 million with $0.1 million in available credit remaining as of September 30, 2012, a decrease in outstanding borrowings of $0.3 million since June 30, 2012.

On October 17, 2012, we fully repaid and cancelled the Non-Formula Line of $2.5 million that William T. Comfort had guaranteed with our proceeds from sale of 2,000,000 shares of our Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation. Mr. Comfort is Chairman of Lyr, Ltd. As of October 17, 2012, we only have the Revolving Line outstanding with the Bank. Please refer to Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Note 7 - Income Taxes

Our effective tax rates for the three months ended September 30, 2012 and 2011 were (10.6) % and (5.5) %, respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to our actual income tax provisions for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	%	2011	%
	(In thousands)
Income tax expense at the statutory rate	$(256)	35.0%	$(311)	35.0%
State income taxes, net of federal benefit	49	(6.7%)	17	(1.9%)
Amortization of intangible assets	21	(2.8%)	70	(7.8%)
Impact of Foreign Operations	70	(9.6%)	100	(11.2%)
Difference between AMT and statutory federal income tax rates	140	(19.1%)	132	(15.0%)
Change in valuation reserve	40	(5.4%)	-	0.0%
Permanent difference	5	(0.6%)	-	0.0%
Other, net	10	(1.4%)	41	(4.6%)
Income tax provision	$79	(10.6%)	$49	(5.5%)

In accordance with FASB standards, we establishes a valuation allowance if it believes that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, an audit by a taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Net loss	$(796)	$(1,099)

Basic and dilutive:
Weighted average shares outstanding:	9,441	8,088

Basic and dilutive:
Net loss per share	$(0.08)	$(0.14)

Potentially anti-dilutive stock options comprised of 803,730 shares excluded in the dilutive loss per common share calculation for the three months ended September 30, 2012 and no stock options were excluded in the dilutive loss per common share calculation for the three months ended September 30, 2011.

Note 9 - Stock-Based Compensation

Stock Options

We recognize stock-based compensation costs, including employee stock awards and purchases under stock purchase plans, at the grant date fair value of the award. Determining the fair value of stock-based awards at the grant date requires judgment. Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011
	(In thousands)
Cost of revenues	$34	$-
General and administrative	152	147
Research and development	8	17
Sales and marketing	12	12
Total	$206	$176

For the three months ended September 30, 2012, total stock-based compensation expense included $0.1 million related to stock options and $0.1million in expense related to restricted stock units. For the three months ended September 30, 2011, total stock-based compensation expense of $0.2 million related to stock options and $19 thousand in expense related to restricted stock units. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris’ peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris’ peer group’s common stock, Lyris’ historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended September 30, 2012.

As of September 30, 2012, unamortized stock-based compensation expense associated with common stock options was 1.5 million which we expect to recognize over a weighted-average period of 3.1 years.

The following table summarizes stock option activity from July 1, 2012 to September 30, 2012:

	Number of options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2012	1,393	$1.93	9.6
Granted	292	$2.52
Forfeited/expired	(18)	$3.16
Outstanding at September 30, 2012	1,667	$2.02	9.5
Vested and expected to vest at September 30, 2012	1,124	$2.02	9.4
Exercisable at September 30, 2012	39	$4.57	8.4

As of September 30, 2012, the calculated aggregate intrinsic value of options outstanding and options exercisable was immaterial for disclosure. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on September 30, 2012 which would have been received by the option holders had all option holders exercised their options as of that date.

291,656 options were granted under the share option plan for the three months ended September 30, 2012. The weighted-average fair values of the options granted under the share option plans was $2.52 per option and $4.95 per option for the three months ended September, 2012 and 2011, respectively.

Restricted Stock Units

During the first quarter of fiscal year 2011, Wolfgang Maasberg was appointed President and Chief Executive Officer of Lyris and a member of the Board. Lyris granted Mr. Maasberg 100,000 common stock options and 300,000 Restricted Stock Units (“RSUs”) as stock-based compensation Mr. Maasberg's stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters. During fiscal year 2012, 131,250 RSUs of Mr. Maasberg vested. In accordance with the terms of his award agreement, 47,840 shares of RSUs that vested were net-share settled such that Lyris withheld that number of shares with a value equal to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted cash in the amount equal to such withholding taxes to the appropriate taxing authorities. During the first quarter of fiscal year 2013, 18,750 RSUs were vested and similarly, 6,834 shares withheld and were net settled the same as the prior fiscal year 2012, for applicable income and other employment taxes.

Fair value of the $1.5 million of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $4.95 market price. Lyris recognizes stock-based compensation on a straight-line basis over the requisite service period of the award, which is typically the RSUs vesting term of four years. Total expense for RSUs for the three month ended September 30, 2012 was $0.1 million.

As of September 30, 2012, unamortized stock-based compensation expense associated with RSUs was $0.7 million. We expect to recognize this cost associated with RSUs over a weighted-average period of 1.88 years.

Reserved Shares of Common Stock

On August 8, 2012, we amended our 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by an additional 775,000 shares. As of September 30, 2012, we had reserved 865,000 shares of common stock, under our Plan for the awarding of future stock options and settlement of outstanding restricted stock units.

Note 10 – Segment Information

ASC 280 “Segment Reporting,” (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. We concluded that there is only one reportable segment as it is a SaaS-based online marketing solutions and service provider and uses an integrated approach in developing and selling our solutions and services. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC 280.

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

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2013	1,035	331	32	1,398	630	2,028
Fiscal Year 2014	1,127	19	34	1,180	731	1,911
Fiscal Year 2015	1,031	-	16	1,047	277	1,324
Fiscal Year 2016	713	-	-	713	15	728
Thereafter	414	-	-	414	-	414
Total	$4,320	$350	$82	$4,752	$1,653	$6,405
Less: amounts representing interest					(120)
Present value minimum lease payments					$1,533
Less: short-term portion					(741)
Long-term portion					$792

We entered into capital leases of $0.4 million in the first quarter of fiscal year 2013 in connection with acquiring computer equipment for our data center operations.

Legal claims

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our Chief Executive Officer, one other employee, several current or former directors, and certain of our shareholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs allege various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The parties are currently undergoing discovery. The plaintiffs seek unspecified damages, punitive damages, costs, and injunctive relief. We intend to vigorously defend this suit.

Note 12 – Subsequent Events and Transactions with Related Party

On October 17, 2012, Lyris sold 2,000,000 of our 4,000,000 authorized shares of Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation in consideration for $5.0 million in cash. William T. Comfort, III, a director and former Chairman of our board is the Chairman of Lyr, Ltd. The sale was made pursuant to a Series A Stock Preferred Stock Purchase Agreement by and between us and Lyr, Ltd. dated as of October 17, 2012. No underwriter was involved in the sale of the Series A Preferred Stock. $2.5 million of the proceeds were used to fully repay the Non-Formula Line provided by Bank that William T. Comfort, III had guaranteed. The remaining amount will be used for general corporate purposes.

Each share of the Series A Preferred Stock is entitled to certain preferences as described in the Certificate of Designation for the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on October 17, 2012. In the event of our Liquidation, the holders of the Series A Preferred Stock will be entitled to receive, out of the funds and assets available for distribution to stockholders, before any payment or distribution of assets to the holders of our common stock, a liquidation preference equal to the greater of (i) $2.50 per share of the Series A Preferred Stock, plus declared but unpaid dividends or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into our common stock A “Liquidation” includes (i) our involuntary liquidation, dissolution or winding up, (ii) our merger or consolidation, or (iii) a sale, lease transfer or other disposition of all or substantially all of our assets.

Each share of the Series A Preferred Stock is entitled to vote on all matters and is entitled to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. Except as required by law or as otherwise provided below, the holders of shares of Series A Preferred Stock and our common stock will vote together as a single class and not as separate classes.

We may not, without first obtaining the approval of the holders of at least a majority of the Series A Preferred Stock then outstanding: (i) alter or change the rights, powers or preferences of the Series A Preferred Stock set forth in the certificate of incorporation or bylaws, as then in effect, in a way that adversely affects the Series A Preferred Stock, (ii) increase or decrease the number of authorized shares of Series A Preferred Stock, (iii) authorize or create (by reclassification or otherwise) any new class or series of capital stock having rights, powers or preferences that are senior to or on a parity with any series of Series A Preferred Stock or authorize or create (by reclassification or otherwise) any security convertible into or exercisable for any such new class or series of capital stock, or (iv) liquidate, dissolve or wind-up our business and affairs, a Liquidation, or consent, agree or commit to any of the foregoing.

The Series A Preferred Stock may be converted at any time, at the option of the holder, into shares of our common stock at a conversion price of $2.50 per share (“Conversion Price”). The Conversion Price will be adjusted for customary structural changes such as stock splits and dividends. The Series A Preferred Stock will convert automatically upon the vote or written consent of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock.

Upon receiving a written redemption request, any time after the third anniversary of the Issuance Date, from the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, we shall redeem all of the then outstanding shares of Series A Preferred Stock (“Redemption Right”). This Redemption Right shall not apply if Liquidation has occurred or if there was a sale by our stockholders representing at least a majority, by voting power, of our securities to one or more acquirers. The redemption price per share shall be $2.50 plus all declared but unpaid dividends thereon.

Issuance of Common Stock

On October 17, 2012, in accordance with the terms of a Conversion Agreement by and between us and Mr. Comfort, dated October 17, 2012, we issued 96,459 shares of common stock to Mr. Comfort at a conversion price of $2.05 per share. The issuance was made in satisfaction of $197,741 in interest that we owed to Mr. Comfort as of October 16, 2012 under the Reimbursement and Security Agreement dated as of August 31, 2011 by and between us and Mr. Comfort for Mr. Comfort’s guarantee of the Non-Formula Line.

Payment on Revolving Line of Credit

On October 17, 2012, we fully repaid and cancelled the Non-Formula Line of $2.5 million that Mr. Comfort had guaranteed with our proceeds from sale of 2,000,000 shares of our Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation. As of October 17, 2012, we only have the Revolving Line outstanding with the Bank. Please refer to Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended June 30, 2012, or fiscal year 2012, included in our Annual Report on Form 10-K for fiscal year 2012, filed with the SEC on September 14, 2012 .

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position and the impact of the current economic environment on our business. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of digital marketing software solutions that help organizations engage with their customers across multiple interactive channels. Our solutions empower marketers to design, automate and optimize data-driven campaigns that generate superior engagement, increased business value through greater customer conversions and measurable return on marketing investment.

On September 11, 2012, we released our new product, Lyris ONE. This new product natively integrates deep behavioral analytics with real-time data processing to help marketers optimize targeting, messaging, and campaign performance. Lyris ONE’s marketing analytics combined with best practices-based campaign design tools and automation capabilities enables marketers to maximize the relevancy and impact of every single customer interaction.

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

The majority of our revenue is recurring, comprised of subscription and support and maintenance. We derive revenue from subscriptions to our SaaS solutions (Lyris HQ and Lyris ONE), software (Lyris ListManager), support, maintenance and related professional services. As part of an annual subscription, a customer is provided 24 × 7 access to our SaaS solution, including digital message delivery, reporting and analytics, training and support. Subscription revenue is recurring, which permits sending up to a specified number of email messages. Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Support and maintenance revenue is primarily comprised of customer service and support for our products. Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in our application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee.

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

In October 2009, the Financial Accounting Standards Board (‘‘FASB’’) issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (‘‘ASU No. 2009-13’’) which amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how the deliverables of an arrangement should be separated and how the consideration should be allocated;
•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and
•	Require an entity to allocate revenue to an arrangement using the estimated selling prices (‘‘ESP’’) of deliverables if it does not have vendor-specific objective evidence (‘‘VSOE’’) of fair value or third-party evidence (‘‘TPE’’) of selling price.

Valuation terms are defined as set forth below:

•	VSOE—the price at which the element is sold in a separate stand-alone transaction
•	TPE—evidence from Lyris or other companies of the value of a largely interchangeable element in a transaction
•	ESP—our best estimate of the selling price of an element in a transaction

We adopted ASU No. 2009-13 for fiscal year 2011 on a prospective basis for multiple-element arrangements that include subscription services bundled with technical support and professional services. The implementation resulted in an immaterial difference in revenue recognized and additional disclosures that are included below. We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as VSOE did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use ESP to determine fair value for our subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. For fiscal year 2012, TPE was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

•	We have defined processes and controls to ensure our pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions and pricing history of similar services. Based on this information and actual pricing trends, management establishes or modifies the pricing.
•	We identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple element arrangements and those sold on a standalone basis.

•	We analyzed the population of items sold by stratifying the population by product type and level and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value. Additionally, we gathered and analyzed sales’ team feedback gained from interaction with customers and similar activities. This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products we offer and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

For transactions entered into or materially modified after July 1, 2010, Lyris allocates consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on our fair value. For the three month ended September 30, 2012, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified after July 1, 2010. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for three months ended September 30, 2012 and fiscal year 2012 and is not anticipated to become material for the remainder of fiscal year 2013.

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

For multiple element arrangements entered into prior to July 1, 2010 that include both subscription and professional services and did not meet the reparability criteria under the previous guidance, we have accounted for as a single unit of accounting. Consistent with the revenue recognition method applied prior to the adoption of ASU No. 2009-13, revenue for these arrangements continues to be recognized ratably over the term of the related subscription arrangement. If the multi-element arrangement is materially modified, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

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

Financial Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011

Subscription revenue	79%	75%
Support and maintenance revenue	10%	10%
Professional services revenue	8%	12%
Software revenue	3%	3%
Total revenue	100%	100%
Cost of revenue	42%	37%
Gross profit	58%	63%
Operating expenses:
Sales and marketing	25%	32%
General and administrative	26%	24%
Research and development	13%	15%
Amortization of customer relationships and trade names	1%	2%
Total operating expenses	65%	73%
Loss from operations	-7%	-10%
Interest expense	-1%	-1%
Interest income	0%	0%
Other (expense) income, net	0%	0%
Loss from operations before income taxes	-8%	-11%
Income tax provision	-1%	-1%
Net loss	-9%	-12%
Less: Net loss attributable to noncontrolling interest	0%	0%
Net loss attributable to Lyris, Inc.	-9%	-12%

Revenue

	Three Months Ended September 30,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Subscription revenue:
Lyris HQ	$5,425	$4,839	$586	12%
Legacy products	1,703	2,394	(691)	(29)%
Total subscription revenue	7,128	7,233	(105)	(1)%
Support and maintenance revenue	931	948	(17)	(2)%
Professional services revenue	670	1,184	(514)	(43)%
Software revenue	243	298	(55)	(18)%
Total revenue	$8,972	$9,663	$(691)	(7)%

Subscription Revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application and from customers purchasing additional offerings that are not included in the standard hosting agreement. Our subscription revenue includes revenue from our Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. Subscription revenue was $7.1 million or 79% of our total revenue for the three months ended September 30, 2012, compared to $7.2 million or 75% of our total revenue for the three months ended September 30, 2011, a decrease of $0.1 million or 1%.

Subscription revenue related to Lyris HQ for the three months ended September 30, 2012 increased compared to the same period in fiscal year 2012, primarily as a result of sales to new customers and migration from our legacy product to Lyris HQ. Subscription revenue related to legacy products decreased for the three months ended September 30, 2012 compared to the same period in fiscal year 2012, primarily due to ending contracts with low priced subscriptions and management’s decision to end of life low margin legacy products.

Support and Maintenance Revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $0.9 million or 10% of our total revenue for the three months ended September 30, 2012 and September 30, 2011, respectively. The slight decrease in support and maintenance is due to expiration of our contracts.

Professional Services Revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $0.7 million or 8% of our total revenue for the three months ended September 30, 2012, compared to $1.2 million or 12% of our total revenue for the three months ended September 30, 2011, a decrease of $0.5 million or 43%.

Professional services revenue decreased for the three months ended September 30, 2012 compared to the same period in fiscal year 2012 primarily due to management’s decision to terminate our low margin list building service from our Cogent acquisition in June 2011, customer turnover, and customers migrating from professional to subscription based service.

Software Revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.2 million and $0.3 million or 3% of our total revenue for the three months ended September 30, 2012, and September 30, 2011, respectively, a decrease of $0.1 million or 18%.

Software revenue decreased for the three months ended September 30, 2012 as compared to the same period in fiscal year 2012 is primarily due to a decrease in new sales.

Cost of Revenue

Cost of revenue consists principally of the amortization of intangible assets related to internally developed software to support our cloud-based marketing products, amortization of our intangibles and software acquired from our strategic acquisitions, payroll-related expenses related to our engineers assigned to product and revenue-support projects, data center and depreciation costs associated with our supporting hardware, various support costs such as website development, processing fees, and allocated overhead.

	Three Months Ended September 30,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Cost of revenue	$3,803	$3,580	$223	6%

Cost of revenue for the three months ended September 30, 2012 and 2011 was $3.8 million and $3.6 million, respectively, an increase of $0.2 million or 6%. As a percentage of net revenue, cost of revenue increased to 42% for the three months ended September 30, 2012 from 37% for the three months ended September 30, 2011. The increase in cost of revenue for the three months ended September 30, 2012 compared to the same period in fiscal year 2011 was primarily due to an increase in employee salaries and related expenses of $0.3 million or 17% as a result of our preparation in launching Lyris ONE. Amortization and depreciation expense increased $0.1 million primarily due to amortization of our internally developed software. Through our cost control efforts, we realized the benefit from our low margin marketing service was insignificant and to reduce our cost, we terminated this service which resulted in a decrease of $0.2 million or 79% in publisher payments related to the Cogent acquisition in June, 2011.

Gross Profit

	Three Months Ended September 30,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Gross profit	$5,169	$6,083	$(914)	(15)%

Gross profit for the three months ended September 30, 2012 and 2011 was $5.2 million and $6.1 million, respectively, a decrease of $0.9 million or 15%. As a percentage of net revenue, gross profit decreased to 58% for the three months ended September 30, 2012 from 63% for the three months ended September 30, 2011.

Operating Expenses

	Three Months Ended September 30,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Sales and marketing	$2,275	$3,109	$(834)	(27)%
General and administrative	2,306	2,337	(31)	(1)%
Research and development	1,161	1,407	(246)	(17)%
Amortization of customer relationships and trade names	50	222	(172)	(77)%
Total operating expenses	$5,792	$7,075	$(1,283)	(18)%

Sales and marketing

Sales and marketing includes expenses primarily related to employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense for the three months ended September 30, 2012 and 2011 was $2.3 million and $3.1 million, respectively, a decrease of $0.8 million or 27%. As a percentage of net revenue, sales and marketing expense decreased to 25% for the three months ended September 30, 2012 from 32% for the three months ended September 30, 2011.

The decrease in sales and marketing expense for the three months ended September 30, 2012 compared to the same period in fiscal year 2012 was primarily due to $0.5 million decrease in employee salaries and related costs due to reduction in our sales and marketing workforce and $0.3 million reduction in spending for advertising and other promotional programs.

General and administrative

General and administrative expense consists primarily of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense for the three months ended September 30, 2012 and 2011 was $2.3 million and remained relatively flat. As a percentage of net revenue, general and administrative expense increased to 26% for the three months ended September 30, 2012 from 24% for the three months ended September 30, 2011. General and administrative expenses increased due to financing fees for the filing, and subsequent withdrawal, of the S-1 registration statement and were offset with a decrease in bad debt expense.

Research and development

Research and development expense consists of salaries and related costs for engineering personnel, stock-based compensation and other headcount-related expenses associated with development of our next generation product line and increasing the functionality of current lines. We capitalize product development expenses incurred during the application development stage until the product is available for general release, provided we can ascertain that there is future economic value. We expense engineering costs in cost of revenues if the expense is related to supporting on-going platforms and is more related to product support activities. Management’s judgment is used to determine the allocation between these three categories, and we refer to these three categories in aggregate as ‘‘product investment’’.

Research and development expense for the three months ended September 30, 2012 and 2011 was $1.2 million and $1.4 million, respectively, a decrease of $0.2 million or 17%. As a percentage of net revenue, research and development expense decreased to 13% for the three months ended September 30, 2012 from 15% for the three months ended September 30, 2011.

The decrease in research and development expense for the three months ended September 30, 2012 compared to the same period in fiscal year 2012 was primarily due to a $0.3 million decrease in engineering compensation and benefits as we capitalized internally developed software related to Lyris ONE, followed by a $0.1 million increased allocation of facilities costs related to engineering headcount.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense for the three months ended September 30, 2012 and 2011 was $50 thousand and $0.2 million, respectively, a decrease of $0.2 million or 77%. As a percentage of net revenue, amortization of customer relationships and trade names expense decreased to 1% for the three months ended September 30, 2012 from 2% for the three months ended September 30, 2011.

The decrease in amortization of customer relationships and trade names expense for the three months ended September 30, 2012 compared to the same period in fiscal year 2010 was primarily due to three customer relationship recording full amortization in October 2011.

Interest expense

	Three Months Ended September 30,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Interest expense	$(125)	$(57)	$(68)	120%

Interest expense relates to our revolving line of credit with Comerica Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense for the three months ended September 30, 2012 and 2011 was $0.1 million and $57 thousand, respectively, an increase of $68 thousand or 120%. The increase in interest expense for the three months ended September 30, 2012 compared to the same period in fiscal year 2012 was primarily due to a higher average balance in our revolving line of credit of $4.3 million at September 30, 2012 compared to an average balance of $3.8 million at September 30, 2011.

Provision for income taxes

Our effective tax rates for the three months ended September 30, 2012 and 2011 were (10.6%) and (5.5%), respectively. For additional information about income taxes, refer to Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on September 30, 2012, we concluded that there was no impairment of goodwill for the three months ended for fiscal year 2013.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of September 30, 2012 was from the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit. For additional operational funds requirements, we have available revolving lines of credit with Comerica Bank which mature on April 30, 2013, (refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail information). As of September 30, 2012, our availability under this credit facility was approximately $0.1 million. As of September 30, 2012, our cash and cash equivalents totaled $0.7 million compared to $0.3 million at September 30, 2011. As of September 30, 2012, our accounts receivable, less allowances, totaled $4.5 million compared to $4.9 million at June 30, 2012.

			Change
	September 30, 2012	June 30, 2012	$	Percent
	(In thousands, except percentages)
Accounts Receivable	$5,174	$5,620	$(446)	(8)%
Allowance for Doubtful Accounts	(662)	(686)	24	(3)%
Accounts receivable, net	$4,512	$4,934	$(422)	(9)%

Accounts receivables decreased $0.4 million or 9% for the three months ended September 30, 2012 due to higher collections relative to amounts invoiced as a result of improved collection processes and procedures. Allowance for Doubtful Accounts (“Allowance”) decreased by $24 thousand or 3% for the three months ended September 30, 2012 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements, and (iii) capital expenditures, including periodic acquisitions.

At June 30, 2012, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides sufficient liquidity to fund our projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and we intend to continue building our cash reserves. See Notes 6 and 12 “Credit Facility” and ‘‘Subsequent Events,’’ respectively, of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

While the first quarter of fiscal year 2013 had its challenges, we still expect we will maintain long-term growth in our hosted revenue offerings, particularly with our new product, Lyris ONE and our existing product, Lyris HQ, and increase efficiency and aggressive management within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

In summary, our cash flows were as follows for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$1,247	$538
Net cash used in investing activities	(1,608)	(1,561)
Net cash provided by financing activities	(499)	1,075
Effect of exchange rate changes on cash	1	(39)
Increase (decrease) in cash and cash equivalents	$(859)	$13

Cash Flows for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Operating Activities

Net cash flows provided by operating activities was $1.2 million for the three months ended September 30, 2012 as compared to net cash flows provided by operating activities of $0.5 million for the three months ended September 30, 2011.

Adjustments had a $0.9 million positive effect on cash flows from operating activities for the three months ended September 30, 2012, including $0.2 million stock-based compensations, $0.5 million of depreciation and amortization, $0.2 million of provision for bad debt. Changes in assets and liabilities had a $1.1 million positive effect on cash flows provided by operating activities for the three months ended September 30, 2012 due to largely to a $1.0 million increase in accounts payable and accrued expenses, $0.3 million increase in accounts receivable, and $0.1 million increase in income taxes payable, offset by a $0.1 million decrease in prepaid expenses and other assets and $0.2 million decrease in deferred revenue.

Investing Activities

Net cash flows used in investing activities were $1.6 million for the three months ended September 30, 2012 and September 30, 2011, respectively. Net cash flows used in investing activities primarily reflects capitalized software expenditures. The net cash flow used in investing activities for the three months ended September 30, 2012 consisted of a $0.4 million used in purchasing property and equipment and $1.2 million in capitalized software expenditures.

Financing Activities

Net cash flows used in financing activities was $0.5 million for the three months ended September 30, 2012 as compared to net cash flows provided by financing activities of $1.1 million for the three months ended September 30, 2011. Financing cash flows for the three months ended September 30, 2012 consisted of primarily net payments over proceeds from our revolving line of credit with the Bank, of $0.3 million, and $0.2 payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have $0.1 million in irrevocable letters of credit (“LOC”) issued by Comerica Bank, consisting of a $100 thousand LOC in favor of the Hartford Insurance Company (“Hartford”), and a $40 thousand LOC in favor of Legacy Partners I SJ North Second, LLC (“Legacy”)

The Hartford LOC is held by Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. Under the terms of the Hartford LOC, any amount drawn down by Hartford on this LOC would be added to our existing debt as part of our revolving line of credit with Comerica Bank. The Hartford LOC was originally entered into on September 5, 2007 with an expiration date of September 1, 2008 and will automatically renew annually unless we are notified by Comerica Bank thirty (30) days prior to the annual expiration date of the Hartford LOC that they have chosen not to extend the Hartford LOC for the next year. The current expiration of the Hartford LOC is September 1, 2013. As of the date of this report, there have been no draw downs on this LOC by Hartford.

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

(a) Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 ( “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2013, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in litigation as discussed under the caption “Legal claims” in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements disclosed in this Quarterly Report on Form 10-Q and incorporated herein by reference.

In addition, from time to time, we are subject to legal proceedings and claims with respect to such matters as patents, intellectual property rights, and contractual disputes with customers, marketing service providers, and others, arising out of the normal course of business. Litigating claims of these types, whether or not ultimately determined in our favor or settled by us, is costly and diverts the efforts of management and other personnel from normal business operations. The results of legal proceedings cannot be predicted with certainty. We do not believe the final disposition of these matters will have a material effect on our financial statements and future cash flows.

ITEM 1A. RISK FACTORS

Careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. This Quarterly Report on Form 10-Q is qualified in its entirety by these risks.  This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in the Form 10-K and elsewhere in this Form 10-Q.  The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and a stockholder may lose part or all of its investment.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company.	8-K	3/5/12	3.1

3.4	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J.L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.5	Certificate of Ownership and Merger, merging Lyris, Inc., with and into J.L. Halsey Corporation.	8-K	10/31/07	3.2

3.6	First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.3

4.1	Certificate of Designation, as filed with the Delaware Secretary of State on October 17, 2012.	8-K	10/18/12	4.1

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1*	Section 1350 Certification of Chief Executive Officer				X

32.2*	Section 1350 Certification of Chief Financial Officer				X

101.INS*	XBRL Taxonomy Extension Schema	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2012
	By:	/s/ Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer and President

	By:	/s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer

