Form 10-Q
period 2012-12-31
LYRIS, INC.
filed 2013-02-07
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

9,554,858 shares of $.01 Par Value Common Stock as of February 7, 2013

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended December 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	December 31,	June 30,
	2012	2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,468	$1,602
Accounts receivable, less allowances of $560 and $686, respectively	5,264	4,934
Prepaid expenses and other current assets	863	795
Deferred income taxes	900	882
Total current assets	9,495	8,213
Property and equipment, net	9,100	7,044
Intangible assets, net	5,119	5,266
Goodwill	9,791	9,791
Other long-term assets	890	901
TOTAL ASSETS	$34,395	$31,215

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,464	$4,222
Revolving line of credit	2,219	5,005
Capital lease obligations - short-term	733	631
Income taxes payable	251	108
Deferred revenue	3,371	3,593
Total current liabilities	11,038	13,559
Other long-term liabilities	622	543
Capital lease obligations - long-term	645	662
TOTAL LIABILITIES	12,305	14,764
Commitments and contingencies (Note 11)
Redeemable convertible Series A preferred stock: $0.01 par value per share, 2,000 shares authorized, issued and outstanding, liquidation preference $5,000, no undeclared dividends	5,000	-

Stockholders' equity:
Preferred stock, $0.01 par value per share, 2,000 shares authorized (4,000 shares authorized as of June 30, 2012) no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 9,555 and 9,435 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	1,414	1,414
Additional paid-in capital	267,986	267,447
Accumulated deficit	(252,373)	(252,291)
Treasury stock, at cost 11 shares held at December 31, 2012 and June 30, 2012	(56)	(56)
Accumulated other comprehensive income	119	115
Total stockholders’ equity controlling interest	17,090	16,629
Noncontrolling interest	-	(178)
Total stockholders' equity	17,090	16,451
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$34,395	$31,215

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenue:
Subscription revenue	$7,339	$7,572	$14,467	$14,805
Support and maintenance revenue	997	934	1,928	1,883
Professional services revenue	586	1,378	1,256	2,561
Software revenue	743	683	986	981
Total revenue	9,665	10,567	18,637	20,230
Cost of revenue:
Subscription, support and maintenance, professional services, and software	3,097	3,557	6,671	6,982
Amortization of developed technology	444	212	673	367
Total cost of revenue	3,541	3,769	7,344	7,349
Gross Profit	6,124	6,798	11,293	12,881
Operating expenses:
Sales and marketing	2,495	2,187	4,770	5,296
General and administrative	1,939	2,358	4,246	4,695
Research and development	836	1,933	1,997	3,339
Amortization of customer relationships and trade names	50	1,013	101	1,235
Impairment of goodwill	-	9,000	-	9,000
Impairment of capitalized software	-	385	-	385
Total operating expenses	5,320	16,876	11,114	23,950
Income (loss) from operations	804	(10,078)	179	(11,069)
Interest expense	(25)	(131)	(150)	(188)
Interest income	4	5	6	9
Other (expense) income, net	7	(11)	36	(16)
Income (loss) from operations before income tax provision	790	(10,215)	71	(11,264)
Income tax provision	46	137	124	186
Net income (loss)	744	(10,352)	(53)	(11,450)
Less: income attributable to noncontrolling interest, net of tax	9	28	29	36
Net income (loss) attributable to Lyris, Inc.	$735	$(10,380)	$(82)	$(11,486)

Net income (loss) per share
Basic	$0.08	$(1.19)	$(0.01)	$(1.36)
Diluted	$0.07	$(1.19)	$(0.01)	$(1.36)

Weighted average shares outstanding
Basic	9,533	8,702	9,487	8,403
Diluted	11,224	8,702	9,487	8,403

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income (loss)	$744	$(10,352)	$(53)	$(11,450)
Other comprehensive income, net of tax:
Foreign curreny translation	(6)	(10)	4	(33)
Comprehensive income (loss)	738	(10,362)	(49)	(11,483)
less: Comprehensive income attributable to noncontrolling interest	9	28	29	36
Comprehensive income (loss) attributable to Lyris, Inc.	$729	$(10,390)	$(78)	$(11,519)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended December 31,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(53)	$(11,450)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	542	276
Depreciation	665	559
Amortization of intangible assets	153	1,283
Goodwill impairment	-	9,000
Impairment of capitalized software	-	385
Amortization of capitalized development costs	625	319
Provision for bad debt	147	552
Deferred income taxes	(18)	(112)
Changes in assets and liabilities:
Accounts receivable	(477)	(106)
Prepaid expenses and other assets	(112)	315
Accounts payable and accrued expenses	290	95
Deferred revenue	(222)	(749)
Income taxes payable	174	209
Net cash provided by operating activities	1,714	576
Cash Flows from Investing Activities:
Purchases of property and equipment	(445)	(32)
Capitalized software expenditures	(2,431)	(1,969)
Purchase of noncontrolling interest	(15)	-
Proceeds from long term investments	56	8
Net cash used in investing activities	(2,835)	(1,993)
Cash Flows from Financing Activities:
Proceeds from issuance of Redeemable Convertible Series A preferred stock	5,000	-
Proceeds from common stock issuances	161	1,913
Proceeds (payments) from short-term credit arrangements, net	(2,786)	1,356
Payments under capital lease obligations	(386)	(573)
Net cash provided by financing activities	1,989	2,696
Net effect of exchange rate changes on cash and cash equivalents	(2)	52
Net increase in cash and cash equivalents	866	1,331
Cash and cash equivalents, beginning of period	1,602	244
Cash and cash equivalents, end of period	$2,468	$1,575

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED December 31, 2012

Note 1 - Nature of Business and Basis of Presentation

Lyris, Inc. ("Lyris", "we", or "us") is a leading internet marketing technology company. Our Software-as-a-Service ("SaaS") or cloud-based online marketing solutions and services provide customers the ability to build, deliver and manage, permission-based, online direct marketing programs and other communications to customers that use online and mobile channels to communicate to their respective customers and members. Our software products are offered to customers primarily on a subscription and license basis.

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

We released our new SaaS product, Lyris ONE in September 2012. This new product natively integrates deep behavioral analytics with real-time data processing to help marketers optimize targeting, messaging, and campaign performance. Lyris ONE’s marketing analytics combined with best practices-based campaign design tools and automation capabilities enables marketers to maximize the relevancy and impact of each and every customer interaction.

On October 1, 2012, our sales office in São Paulo, Brazil was incorporated as Lyris Technologia e Software Limitada to market and promote our internet marketing technology. Lyris Technologia e Software Limitada, our wholly-owned subsidiary, was formed to provide sales, account management and customer service in response to the growing markets in Latin America.

Reclassification

Certain prior year cash flow items have been reclassified to conform to the presentation to the six months ended December 31, 2012. The reclassification did not result in any change in previously reported net income (loss), total assets or shareholders’ equity.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, or fiscal year 2012, filed with the SEC on September 14, 2012. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity. Interim results of operations for the quarter and six months ended December 31, 2012 are not necessarily indicative of results to be expected for the year ending June 30, 2013, or fiscal year 2013, or for any future period.

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

The condensed consolidated financial statements include the accounts of Lyris and our wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In April 2010, we acquired interest in an Australian reseller, Cogent Online PTY Ltd (‘‘Cogent’’) to assist us with our sales efforts and global expansion in Australia. During June 2011, we acquired additional shares of Cogent and increased our ownership from 33.3 percent to 80 percent. In December 2012, we acquired the remaining shares of Cogent and obtained 100 percent ownership.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Financial Accounting Standards Board (“FASB”) has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of December 31, 2012, we used Level 1 assumptions for our cash equivalents, money market accounts which were $1.7 million and $1.2 million at December 31, 2012 and June 30, 2012, respectively. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2012, we did not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2012, we did not have any significant Level 3 financial assets or liabilities.

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

For transactions entered into or materially modified after July 1, 2010, Lyris allocates consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on our fair value. For the three and six months ended December 31, 2012, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified after July 1, 2010. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for three and six months ended December 31, 2012 and fiscal year 2012 and is not anticipated to become material for the remainder of fiscal year 2013.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (‘‘ASU 2011-05’’), which will require companies to present the components of net income (loss) and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income (loss). This update was effective and adopted by Lyris during the three months ended September 30, 2012 and impacted our financial statement presentation, but otherwise did not impact our condensed consolidated financial positions, results of operations or cash flows.

Note 3 – Stock Acquisition

Under the provisions of the Stock Purchase Agreement dated June 1, 2011(“SPA”) with Cogent Online PTY LTd (“Cogent”), Lyris was entitled to purchase 16.67 shares of Cogent for each calendar quarter where Net Quarterly Revenue (as that term is defined in the SPA) is less than $0.8 million collectively from Cogent’s minority Shareholders (as that term is defined in the SPA). The Net Quarterly Revenue was lower than $0.8 million in the calendar quarters ended September 14, 2011, December 14, 2011, March 14, 2012 and June 14, 2012. We therefore, exercised our option to purchase an aggregate of 66 shares at a price of $1 per share from the Shareholders. We made a determination to purchase these shares equally from the shareholdings of Damien Saunders and Lucid Online Pty Ltd (an entity controlled by Adrian Saunders). After the exercise, Damian Saunders continued to own 66.7 shares and Lucid Online Pty Ltd, continued to own 66.7 shares. Damian Saunders transferred the remaining 66.7 shares held by him to us in exchange for the satisfaction of $15 thousand owed by Damian Saunders to us. Adrian Saunders’ employment terminated with Lyris on July 19, 2012 and Lyris purchased the remaining shares held by Lucid Online Pty Ltd for an aggregate purchase price of $67. On December 3, 2012, the transfer of Damien and Adrian Saunders’ remaining shares was completed and we obtained 100 percent ownership.

Note 4 – Other Long-term Assets

	As of December 31, 2012	As of June 30, 2012
	(In thousands)
Other long term assets	$890	$901

During the first quarter of fiscal year 2012, we changed our accounting in SiteWit from the equity method to the cost method due to the decrease in ownership that resulted from the Termination Agreement. At December 31, 2012 and June 30, 2012, we held SiteWit at its carrying value of $0.7 million. Periodically, we assesses whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the other-than-temporary impairment is included in earnings. As of December 31, 2012, no significant changes that would have a material adverse effect on our investment arose and, thus, no other-than-temporary impairments were recorded.

Other assets at December 31, 2012 and June 30, 2012 also included $0.2 million, of which $0.1 million were related to security deposits related to leases entered in by us, and $0.1 million were related to notes receivables acquired from the acquisition of a majority stake in Cogent that occurred in the fourth quarter of fiscal year 2011.

Note 5 – Goodwill, Long-lived Assets and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

There was no change in goodwill activity during the three months ended December 31, 2012. The following table outlines our goodwill, by acquisition:

	As of December 31, 2012	As of June 30, 2012
	(In thousands)
Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

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

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on December 31, 2012, we concluded that there was no impairment of goodwill for the three months ended December 31, 2012.

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

The Ninth Amendment revises the financial covenant requiring us to maintain earnings before interest, taxes, depreciation and amortization (“EBITDA”) not less than specified amounts, which are measured on a trailing three month basis, as follows for the applicable periods:

Minimum Trailing
Three (3) Month
Measurement Period Ending	EBITDA

4/30/2012	$200,000
5/31/2012 through 11/30/2012	$50,000
12/31/2012 and thereafter	$250,000

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

Repayment of the Non Formula Line is secured by a security interest in substantially all of our assets. In addition, Mr. William T. Comfort, III, former Chairman of the Board, guarantees our repayment of indebtedness under the Non Formula Line by a limited guaranty (“Guaranty”). In connection with the Ninth Amendment, Mr. Comfort entered into an Amendment to and Affirmation of Secured Guaranty Documents (“Affirmation of Guaranty”) to consent to the entry by us into the Ninth Amendment, affirm that the Guaranty will remain effective and to amend the limits of his liability under the Guaranty. Mr. Comfort’s liability under the Guaranty was amended to be limited to $2.5 million with respect to advances made under the Non-Formula Line. Mr. Comfort also executed an Affirmation of Subordination Agreement to consent to the entry by us into the Ninth Amendment and to affirm that the Subordination Agreement between the Bank, Company and Mr. Comfort will remain effective.

We are in compliance with all of our covenants for all applicable measurement periods in the second quarter of fiscal year 2013. Our outstanding borrowings totaled $2.2 million with $1.0 million in available credit remaining as of December 31, 2012, a decrease in outstanding borrowings of $2.8 million since June 30, 2012.

On October 17, 2012, we fully repaid and cancelled the Non-Formula Line of $2.5 million that William T. Comfort had guaranteed with our proceeds from sale of 2,000,000 shares of our Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation of which Mr. Comfort is Chairman. (see Note 13). As a result of the repayment and cancellation, the Guaranty was terminated. As of October 17, 2012, we only have the Revolving Line outstanding with the Bank.

Note 7 - Income Taxes

Our effective tax rates for the six months ended December 31, 2012 and 2011 were 91.3 % and (1.6) %, respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to our actual income tax provisions for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
	2012	%	2011	%
	(In thousands)
Income tax expense at the statutory rate	$49	35.0%	$(3,955)	35.0%
State income taxes, net of federal benefit	16	11.9%	53	(0.5)%
Utilization of NOL carryovers	(200)	(144.3)%	-	0.0%
Amortization of intangible assets	42	30.0%	439	(3.9)%
Goodwill Impairment	-	0.0%	3,150	(27.9)%
Impact of Foreign Operations	123	88.8%	48	(0.4)%
Difference between AMT and statutory federal income tax rates	16	11.7%	1,695	(15.0)%
Refunds	-	0.0%	41	(0.4)%
Change in valuation reserve	46	32.9%	210	(1.7)%
Permanent difference	7	4.9%	-	0.0%
Other, net	25	20.4%	(1,495)	13.2%
Income tax provision	$124	91.3%	$186	(1.6)%

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

Note 8 – Net Income (loss)

Accounting standards established by the FASB require the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities. Dilutive net (loss) per common share is the same as basic net (loss) per common share for all periods except the three months ended December 31, 2012 since the effect of potentially dilutive securities are antidilutive.

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income (loss)	$744	$(10,352)	$(53)	$(11,450)

Weighted average shares outstanding:
Basic	9,533	8,702	9,487	8,403
Effect of dilutive redeemable convertible Series A Preferred Stock	1,652	-	-	-
Effect of dilutive stock options	39	-	-	-
Diluted	11,224	8,702	9,487	8,403
Net income (loss) per share
Basic	$0.08	$(1.19)	$(0.01)	$(1.36)
Diluted	$0.07	$(1.19)	$(0.01)	$(1.36)

No shares were excluded in the dilutive income per common share calculation for the three months ended December 31, 2012. Potentially anti-dilutive stock options of 49,361 shares were excluded in the dilutive loss per common share calculation for the six months ended December 31, 2012. No stocks options were excluded in the dilutive loss per common share calculation for the three and six months ended December 31, 2011.

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Cost of revenues	$22	$(4)	$55	$21
General and administrative	249	99	402	247
Research and development	47	-	55	-
Sales and marketing	17	4	30	8
Total	$335	$99	$542	$276

For the three months ended December 31, 2012, total stock-based compensation expense included $0.2 million related to stock options and $0.1million in expense related to restricted stock units. For the three months ended December 31, 2011, total stock-based compensation expense of $6 thousand related to stock options and $93 thousand in expense related to restricted stock units. For the six months ended December 31, 2012, total stock-based compensation expense included $0.3 million related to stock options and $0.2 million in expense related to restricted stock units. For the six months ended December 31, 2011, total stock-based compensation expense of $90 thousand and $0.2 million in restricted stock units. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris’ peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris’ peer group’s common stock, Lyris’ historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended December 31, 2012.

As of December 31, 2012, unamortized stock-based compensation expense associated with common stock options was 1.6 million which we expect to recognize over a weighted-average period of 3.2 years.

The following table summarizes stock option activity from July 1, 2012 to December 31, 2012:

		Weighted-	Weighted-Average
	Number of	Average	Remaining Contractual
	options	Exercise Price	Life in Years
	(In thousands)
Outstanding at July 1, 2012	1,393	$1.93	9.6
Granted	292	$2.52
Forfeited/expired	(18)	$3.16
Outanding at September 30, 2012	1,667	$2.02	9.5
Vested and expected to vest at September 30, 2012	1,124	$2.02	9.4
Exercisable at September 30, 2012	39	$4.57	8.4
Granted	377	$2.32
Forfeited/expired	(183)	$3.44
Outanding at December 31, 2012	1,861	$2.01	9.3
Vested and expected to vest at December 31, 2012	1,284	$2.03	9.3
Exercisable at December 31, 2012	246	$1.98	8.7

As of December 31, 2012, the calculated aggregate intrinsic value of options outstanding and options exercisable was 137,143. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on December 31, 2012 which would have been received by the option holders had all option holders exercised their options as of that date.

669,086 options were granted under the share option plan for the six months ended December 31, 2012. The weighted-average fair value of the options granted under the share option plans was $2.32 per option and $2.42 per option for the three and six months ended December 31, 2012, respectively. The weighted-average fair value of the options granted under the share option plans was $0.00 per option and $4.95 per option for the three and six months ended, December 31, 2011.

Restricted Stock Units

During the first quarter of fiscal year 2011, Wolfgang Maasberg was appointed President and Chief Executive Officer of Lyris and a member of the Board. Lyris granted Mr. Maasberg 100,000 common stock options and 300,000 Restricted Stock Units (“RSUs”) as stock-based compensation Mr. Maasberg's stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters. During fiscal year 2012, 131,250 RSUs of Mr. Maasberg vested. In accordance with the terms of his award agreement, 47,840 shares of RSUs that vested were net-share settled such that Lyris withheld that number of shares with a value equal to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted cash in the amount equal to such withholding taxes to the appropriate taxing authorities. During the six months ended in fiscal year 2013, 37,500 RSUs were vested and similarly, 13,668 shares withheld and were net settled the same as the prior fiscal year 2012, for applicable income and other employment taxes.

Fair value of the $1.5 million of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $4.95 market price. Lyris recognizes stock-based compensation on a straight-line basis over the requisite service period of the award, which is typically the RSUs vesting term of four years. Total expense for RSUs for the three and six months ended December 31, 2012 was $0.1 million and $0.2 million, respectively

As of December 31, 2012, unamortized stock-based compensation expense associated with RSUs was $0.6 million. We expect to recognize this cost associated with RSUs over a weighted-average period of 1.63years.

Reserved Shares of Common Stock

On August 8, 2012, we amended our 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by an additional 775,000 shares. As of December 31, 2012, we had reserved 362,335 shares of common stock, under our Plan for the awarding of future stock options and settlement of outstanding restricted stock units.

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

	Operating Leases
		Co-location
		Hosting		Total	Capital
	Facilities	Facilities	Other	Operating	Leases	Total
	(In thousands)
Fiscal Year 2013	577	330	32	940	417	1,357
Fiscal Year 2014	1,148	19	34	1,201	747	1,948
Fiscal Year 2015	1,031	-	16	1,047	292	1,339
Fiscal Year 2016	713	-	-	713	20	733
Thereafter	190	-	-	190	-	190
Total	$3,659	$349	$82	$4,091	$1,476	$5,567
Less: amounts representing interest					(98)
Present value minimum lease payments					$1,378
Less: short-term portion					(733)
Long-term portion					$645

We entered into capital leases of $43 thousand in the second quarter of fiscal year 2013 in connection with acquiring computer equipment for our data center operations.

Legal claims

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our Chief Executive Officer, one other employee, several current or former directors, and certain of our shareholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs allege various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. As of December 31, 2012, the parties are undergoing discovery. The plaintiffs seek unspecified damages, punitive damages, costs, and injunctive relief. We intend to vigorously defend this suit.

Note 12 – Transactions with Related Party

Issuance of common stock

On October 17, 2012, in accordance with the terms of a Conversion Agreement by and between Lyris and Mr. Comfort, dated October 17, 2012, we issued 96,459 shares of common stock to Mr. Comfort at a conversion price of $2.05 per share. The issuance was made in satisfaction of $197,741 in interest that we owed to Mr. Comfort as of October 16, 2012 under the Reimbursement and Security Agreement dated as of August 31, 2011 by and between us and Mr. Comfort for Mr. Comfort’s guarantee of the Non-Formula Line. (See Note 6)

Issuance of redeemable convertible series A preferred stock

On October 17, 2012, we filed with the Secretary of State, of the state of Delaware the Certification of Designation for the designation of our redeemable convertible Series A Preferred Stock. Of the 4 million shares of Preferred Stock, par value of $0.01 authorized to be issued, 2 million shares were designated as Series A Preferred Stock.

Subsequent to filing our Certification of Designation, on October 17, 2012, Lyris sold 2,000,000 of our 2,000,000 authorized shares of redeemable convertible Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation in consideration for $5.0 million in cash. William T. Comfort, III, a director and former Chairman of our board is the Chairman of Lyr, Ltd. The sale was made pursuant to a redeemable convertible Series A Preferred Stock Purchase Agreement by and between Lyris and Lyr, Ltd. dated as of October 17, 2012. No underwriter was involved in the sale of the redeemable convertible Series A Preferred Stock. $2.5 million of the proceeds were used to fully repay the Non-Formula Line provided by Bank that William T. Comfort, III had guaranteed. The remaining amount will be used for general corporate purposes.

The holders of the shares of redeemable convertible Series A Preferred Stock shall not be entitled to receive any dividends except as declared by the Corporation at the discretion of the Corporation’s Board of Directors.

Each share of the redeemable convertible Series A Preferred Stock is entitled to certain preferences as described in the Certificate of Designation for the redeemable convertible Series A Preferred Stock. In the event of our Liquidation, the holders of the redeemable convertible Series A Preferred Stock will be entitled to receive, out of the funds and assets available for distribution to stockholders, before any payment or distribution of assets to the holders of our common stock, a liquidation preference equal to the greater of (i) $2.50 per share of the redeemable convertible Series A Preferred Stock, plus declared but unpaid dividends or (ii) such amount per share as would have been payable had all shares of redeemable convertible Series A Preferred Stock been converted into our common stock A “Liquidation” includes (i) our involuntary liquidation, dissolution or winding up, (ii) our merger or consolidation, or (iii) a sale, lease transfer or other disposition of all or substantially all of our assets.

Each share of the redeemable convertible Series A Preferred Stock is entitled to vote on all matters and is entitled to the number of votes equal to the number of shares of our common stock into which each share of redeemable convertible Series A Preferred Stock is convertible. Except as required by law or as otherwise provided below, the holders of shares of redeemable convertible Series A Preferred Stock and our common stock will vote together as a single class and not as separate classes.

We may not, without first obtaining the approval of the holders of at least a majority of the redeemable convertible Series A Preferred Stock then outstanding: (i) alter or change the rights, powers or preferences of the redeemable convertible Series A Preferred Stock set forth in the certificate of incorporation or bylaws, as then in effect, in a way that adversely affects the redeemable convertible Series A Preferred Stock, (ii) increase or decrease the number of authorized shares of redeemable convertible Series A Preferred Stock, (iii) authorize or create (by reclassification or otherwise) any new class or series of capital stock having rights, powers or preferences that are senior to or on a parity with any series of redeemable convertible Series A Preferred Stock or authorize or create (by reclassification or otherwise) any security convertible into or exercisable for any such new class or series of capital stock, or (iv) liquidate, dissolve or wind-up our business and affairs, a Liquidation, or consent, agree or commit to any of the foregoing.

The redeemable convertible Series A Preferred Stock may be converted at any time, at the option of the holder, into shares of our common stock at a conversion price of $2.50 per share (“Conversion Price”). The Conversion Price will be adjusted for customary structural changes such as stock splits and dividends. The redeemable convertible Series A Preferred Stock will convert automatically upon the vote or written consent of the holders of at least a majority of the then outstanding shares of redeemable convertible Series A Preferred Stock.

Upon receiving a written redemption request, any time after the third anniversary of the Issuance Date, from the holders of at least a majority of the then outstanding shares of redeemable convertible Series A Preferred Stock, we shall redeem all of the then outstanding shares of redeemable convertible Series A Preferred Stock (“Redemption Right”). This Redemption Right shall not apply if Liquidation has occurred or if there was a sale by our stockholders representing at least a majority, by voting power, of our securities to one or more acquirers. The redemption price per share shall be $2.50 plus all declared but unpaid dividends thereon.

The redeemable convertible Series A Preferred Stock were issued and recorded at its original issue price of $5 million as there are no underwriters involved. As such, our redemption value is at 100 percent of the original issue price of $5 million and will adjust accordingly upon the issuance of dividends.

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

Lyris ONE is our next-generation cloud-based platform for data-driven digital marketing automation released in September of 2012.  Lyris ONE analyzes customer interactive data from structured and unstructured sources, including social, email, mobile and hundreds of enterprise applications, to power digital marketing campaigns that facilitate superior customer engagement and drive revenue. By natively integrating deep customer analytics with real-time data processing and campaign automation, Lyris ONE maximizes the relevancy and value of every customer interaction. Lyris ONE is targeted at the enterprise market.

Lyris HQ is our proven cloud-based digital marketing solution that combines enterprise-class email marketing with web analytics.  Lyris HQ helps marketers manage complex email marketing campaigns and provides real-time access to revenue and conversion events to inform message targeting, relevancy, and timeliness.  Lyris HQ is targeted at Mid-to-large size enterprise companies.

Lyris ListManager is our on-premises solution for advanced email marketing.  It includes powerful automation features and reporting capabilities, and its flexible and configurable architecture integrates seamlessly with in-house databases so that digital marketers can leverage existing data stores to target customers and prospects more effectively. Lyris ListManager is targeted at the SMB market.

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

The majority of our revenues are recurring, comprised of subscription and support and maintenance. We derive revenue from subscriptions to our SaaS solutions (Lyris HQ and Lyris ONE), software (Lyris ListManager), support, maintenance and related professional services. As part of an annual subscription, a customer is provided 24 × 7 access to our SaaS solution, including digital message delivery, reporting and analytics, training and support. Subscription revenue is recurring, which permits sending up to a specified number of email messages. Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Support and maintenance revenue is primarily comprised of customer service and support for our products. Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in our application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. Our management has reviewed with our audit committee, these critical accounting policies, our use of estimates and any related disclosures.

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

For transactions entered into or materially modified after July 1, 2010, Lyris allocates consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on our fair value. For the three and six month ended December 31, 2012, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified after July 1, 2010. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for three and six months ended December 31, 2012 and fiscal year 2012 and is not anticipated to become material for the remainder of fiscal year 2013.

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

Financial Results of Operations

Three and Six Months Ended December 31, 2012 Compared to Three and Six Months Ended December 31, 2011

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Subscription revenue	76%	72%	78%	73%
Support and maintenance revenue	10%	9%	10%	9%
Professional services revenue	6%	13%	7%	13%
Software revenue	8%	6%	5%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue	37%	36%	39%	37%
Gross profit	63%	64%	61%	63%
Operating expenses:
Sales and marketing	26%	21%	25%	27%
General and administrative	20%	23%	23%	24%
Research and development	9%	18%	11%	17%
Amortization of customer relationships and trade names	1%	10%	1%	6%
Impairment of goodwill	0%	85%	0%	45%
Impairment of capitalized software	0%	4%	0%	2%
Total operating expenses	56%	161%	60%	121%
Income (loss) from operations	7%	-97%	1%	-58%
Interest expense	0%	-1%	-1%	-1%
Interest income	0%	0%	0%	0%
Other (expense) income, net	0%	0%	0%	0%
Income (loss) from operations before income taxes	7%	-98%	0%	-59%
Income tax provision	0%	-1%	-1%	-1%
Net income (loss)	7%	-99%	-1%	-60%
Less: Net loss attributable to noncontrolling interest	0%	0%	0%	0%
Net income (loss) attributable to Lyris, Inc.	7%	-99%	-1%	-60%

Revenue

	Three Months Ended December 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Subscription revenue
Lyris HQ revenue	5,582	5,192	390	8%
Legacy revenue	1,757	2,380	(623)	(26)%
Total subscription revenue	7,339	7,572	(233)	(3)%
Support and maintenance revenue	997	934	63	7%
Professional services revenue	586	1,379	(793)	(58)%
Software revenue	743	682	61	9%
Total revenue	$9,665	$10,567	$(902)	(9)%

	Six Months Ended December 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Subscription revenue
Lyris HQ revenue	$11,007	$10,031	$976	10%
Legacy revenue	3,460	4,774	(1,314)	(28)%
Total subscription revenue	14,467	14,805	(338)	(2)%
Support and maintenance revenue	1,928	1,883	45	2%
Professional services revenue	1,256	2,561	(1,305)	(51)%
Software revenue	986	981	5	1%
Total revenue	$18,637	$20,230	$(1,593)	(8)%

Subscription revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application and from customers purchasing additional offerings that are not included in the standard hosting agreement. Our subscription revenue includes revenue from our Lyris ONE, Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. Subscription revenue was $7.3 million or 76% of our total revenue for the three months ended December 31, 2012, compared to $7.6 million or 72% of our total revenue for the three months ended December 31, 2011, a decrease of $0.3 million or 3%. Subscription revenue was $14.5 million or 78% of our total revenue for the six months ended December 31, 2012, compared to $14.8 million or 73% for the six months ended December 31, 2011.

Subscription revenue related to Lyris HQ for the three and six months ended December 31, 2012 increased compared to the same period in fiscal year 2012, primarily as a result of sales to new customers, increased usage from our existing customers and migration from our legacy product to Lyris HQ. Subscription revenue related to Lyris ONE for the three and six months ended December 31, 2012 increased compared to the same period in fiscal year 2012, primarily as a result of our launching Lyris ONE in September, 2012. Subscription revenue related to legacy products decreased for the three and six months ended December 31, 2012 compared to the same period in fiscal year 2012, primarily due to ending contracts with low priced subscriptions and management’s decision to end the life of low margin legacy products.

Support and maintenance revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $1.0 million or 10% of our total revenue for the three months ended December 31, 2012 compared to $0.9 million or 9% of our total revenue for the three months ended December 31, 2011. Support and maintenance revenue was $1.9 million or 10% of our total revenue for the six months ended December 31, 2012, compared to $1.9 million or 9% of our total revenue for the six months ended December 31, 2011, respectively. The slight increase for the three and six months ended in support and maintenance is a result of our proactive effort to update customer support, new customers and customer upsells.

Professional services revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $0.6 million or 6% of our total revenue for the three months ended December 31, 2012, compared to $1.4 million or 13% of our total revenue for three months ended December 31, 2011, a decrease of $0.8 million or 58%. Professional services revenue was $1.3 million or 7% of our total revenue for the six months ended December 31, 2012, compared to $2.6 million or 13% for the six months ended December 31, 2011, a decrease of $1.3 million or 51%.

Professional services revenue decreased for the three and six months ended December 31, 2012 compared to the same periods in fiscal year 2012 primarily due to management’s decision to terminate our low margin list building service from our Cogent acquisition in June 2011, customer turnover, and customers migrating from professional to subscription based service.

Software revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.7 million or 8% of our total revenue for the three months ended December 31, 2012 compared to $0.7 million and 6% of our total revenue for the three months ended December 31, 2011. Software revenue was $1.0 million or 5% of our total revenue for six months ended December 31, 2012 and 2011.

Software revenue remained relatively flat for the three and six months ended December 31, 2012 as compared to the same period in fiscal year 2012 is primarily due to an increase in new sales and offset by existing customer turnover.

Cost of revenue

Cost of revenue consists primarily of the amortization of intangible assets related to internally developed software to support our cloud-based marketing products, amortization of our intangibles and software acquired from our strategic acquisitions, payroll-related expenses related to our engineers assigned to product and revenue-support projects, data center and depreciation costs associated with our supporting hardware, various support costs such as website development, processing fees, and allocated overhead.

	Three Months Ended December 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Cost of revenue	$3,541	$3,769	$(228)	(6)%

	Six Months Ended December 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Cost of revenue	$7,344	$7,349	$(5)	(0)%

Cost of revenue was $3.6 million for the three months ended December 31, 2012, compared to $3.8 million for the three months ended December 31, 2011, a decrease of $0.2 million or 6%. As a percentage of net revenue, cost of revenue increased to 37% for the three months ended December 31, 2012 from 36% for the three months ended December 31, 2011. The decrease in cost of revenue for the three months ended December 31, 2012 compared to the same period in fiscal year 2012 was primarily due to decrease of $0.4 million in facilities related to decrease in data centers, $0.1 million decrease in recruiting fees and $0.2 million decrease in overhead cost. Through our cost control efforts, we realized the benefit from our low-margin marketing service was insignificant and to reduce our cost, we terminated this service which resulted in a decrease of $0.2 million in publisher payments related to the Cogent acquisition in June, 2011. The decrease in cost of revenue was offset by the increase in amortization and depreciation expense of $0.3 million primarily due to amortization of our internally developed software and an increase in compensation expense of $0.4 million as a result from increasing our support and engineering team to support Lyris One.

Cost of revenue was $7.3 for the six months ended December 31, 2012, compared to $7.3 million for the six months ended December 31, 2011, a decrease of $5 thousand. As a percentage of net revenue, cost of revenue increased to 39% for the six months ended December 31, 2012 from 37% for the six months ended December 31, 2011. The slight decrease in cost of revenue for the six months ended December 31, 2012 compared to the same period in fiscal year 2012 was primarily due to decrease of $0.4 million in facilities related to decrease in data centers, $0.3 million decrease in overhead cost and 0.4 million in publisher payments resulted from our termination of low margin marketing service. The decrease in cost of revenue was offset by the increase in amortization and depreciation expense of $0.4 million primarily due to amortization of our internally developed software and an increase in compensation expense of $0.7 million as a result as a result from increasing our support and engineering team to support Lyris One.

Gross profit

	Three Months Ended December 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Gross profit	$6,124	$6,798	$(674)	(10)%

	Six Months Ended December 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Gross profit	$11,293	$12,881	$(1,588)	(12)%

Gross profit was $6.1 million for the three months ended December 31, 2012, compared to 6.8 million for the three months ended December 31, 2011, a decrease of $0.7 million or 10%. As a percentage of net revenue, gross profit decreased to 63% for the three months ended December 31, 2012 from 64% for the three month ended, December 31, 2011. Gross profit was $11.3 million for the six months ended December 31, 2012, compared to 12.9 million for the six months ended December 31, 2011, a decrease of $1.6 million or 12%. As a percentage of net revenue, gross profit decreased to 61% from 63% for the six months ended December 31, 2011. Decrease in gross profit is primarily related to decrease in cost of revenue.

Operating expenses

	Three Months Ended December 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Sales and marketing	$2,495	$2,187	$308	14%
General and administrative	1,939	2,358	(419)	(18)%
Research and development	836	1,933	(1,097)	(57)%
Amortization and impairment of customer relationships and trade names	50	1,013	(963)	(95)%
Impairment of goodwill	-	9,000	(9,000)	(100)%
Impairment of capitalized software	-	385	(385)	(100)%
Total operating expenses	$5,320	$16,876	$(11,556)	(68)%

	Six Months Ended December 31		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Sales and marketing	$4,770	$5,296	$(526)	(10)%
General and administrative	4,246	4,695	(449)	(10)%
Research and development	1,997	3,339	(1,342)	(40)%
Amortization and impairment of customer relationships and trade names	101	1,235	(1,134)	(92)%
Impairment of goodwill	-	9,000	(9,000)	(100)%
Impairment of capitalized software	-	385	(385)	(100)%
Total operating expenses	$11,114	$23,950	$(3,451)	(14)%

Sales and marketing

Sales and marketing includes expenses primarily related to employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense was $2.5 million for the three months ended December 31, 2012, compared to $2.2 million for the three months ended December 31, 2011, an increase of $0.3 million or 14%. As a percentage of net revenue, sales and marketing expense increased to 26% for the three months ended December 31, 2012 from 21% for same period in fiscal year 2012. The increase in sales and marketing expense was primarily due to $0.3 million increase in our sales and marketing workforce due to a reorganization of our department during the three months ended December 31, 2011. The increase is also related to $0.1 million increase in overhead expense as a result of our increase in our sales and marketing expenses. The increase is offset by the decrease of $0.1 million in spending for advertising and other promotional programs.

Sales and marketing expense was $4.8 million for the six months ended December 31, 2012, compared to $5.3 million for the six months ended December 31, 2011, a decrease of $0.5 million or 10%. As a percentage of net revenue, sales and marketing expense decreased to 25% for the six months ended December 31, 2012 from 27% for same period in fiscal year 2012. During the three months ended December 31, 2011, we had a reorganization of our sales and marketing department. The overall effect of the reorganization decreased $0.2 million in our sales and marketing workforce for the six months ended December 31, 2012 compared to December 31, 2011. The decrease in sales and marketing is also related to a decrease of $0.4 million reduction in spending for advertising and other promotional programs and is offset by increase of $0.1 million in overhead expenses.

General and administrative

General and administrative expense consists primarily of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense was $1.9 million for the three months ended December 31, 2012, compared to $2.3 million for the three months ended December 31, 2011, a decrease of $0.4 million or 18%. As a percentage of net revenue, general and administrative expense decreased to 20% for the three months ended December 31, 2012 from 23% for the three months ended December 31, 2011. The decrease in general and administrative expense was primarily due to $0.3 million decrease in bad debt expense as a result of our improvement in collection, $0.1 decrease in finance fees for the filing, and subsequent withdrawal, of the S-1 registration statement and decrease of $0.2 in our overhead expense and was offset by an increase of $0.2 million in our salary expenses.

General and administrative expense was $4.2 million for the six months ended December 31, 2012, compared to $4.7 million for the six months ended December 31, 2011, a decrease of $0.5 million or 10%. As a percentage of net revenue, general and administrative expense decreased to 23% for the six months ended December 31, 2012 from 24% for the six months ended December 31, 2011. The decrease in general and administrative expense was primarily due to $0.4 million decrease in bad debt expense, $0.2 million decrease in consulting and outside service expense and is offset by an increase of $0.1 decrease in finance fees for the filing, and subsequent withdrawal, of the S-1 registration statement.

Research and development

Research and development expense consists of salaries and related costs for engineering personnel, stock-based compensation and other headcount-related expenses associated with development of our next generation product line and increasing the functionality of current lines. We capitalize product development expenses incurred during the application development stage until the product is available for general release, provided we can ascertain that there is future economic value. We expense engineering costs in cost of revenue if the expense is related to supporting on-going platforms and is more related to product support activities. Management’s judgment is used to determine the allocation between these three categories, and we refer to these three categories in aggregate as ‘‘product investment’’.

Research and development was $0.8 million expense for the three months ended December 31, 2012, compared to $1.9 million for the three months ended December 31, 2011, a decrease of $1.1 million or 57%. As a percentage of net revenue, research and development expense decreased to 9% for the three months ended December 31, 2012 from 18% for the three months ended December 31, 2011. The decrease in research and development expense for the three months ended December 31, 2012 compared to the same period in fiscal year 2012 was primarily due to a $1.3 million decrease in engineering compensation and benefits as we capitalized internally developed software related to Lyris ONE, followed by a $0.2 million increased allocation of facilities costs related to increased engineering headcount.

Research and development expense was $2.0 million for the six months ended December 31, 2012, compared to $3.3 million for the six months ended December 31, 2011, a decrease of $1.3 million or 40%. As a percentage of net revenue, research and development expense decreased to 11% for the six months ended December 31, 2012 from 17% for the six months ended December 31, 2011. The decrease in research and development expense for the three months ended December 31, 2012 compared to the same period in fiscal year 2012 was primarily due to a $1.6 million decrease in engineering compensation and benefits as we capitalized internally developed software related to Lyris ONE, followed by a $0.3 million increased allocation of facilities costs related to increased engineering headcount.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense was $50 thousand for the three months ended December 31, 2012, compared to $1.0 million for the three months ended December 31, 2011, a decrease of $0.9 million or 95%. As a percentage of net revenue, amortization of customer relationships and trade names expense decreased to 1% for the three months ended December 31, 2012 from 10% for the three months ended December 31, 2011. Amortization of customer relationships and trade names expense was $0.1 million for the six months ended December 31, 2012, compared to $1.2 million for the six months ended December 31, 2011, a decrease of $1.1 million or 92%. As a percentage of net revenue, amortization of customer relationships and trade names expense decreased to 1% for the six months ended December 31, 2012 from 6% for the same period in fiscal year 2012.

The decrease in amortization of customer relationships and trade names expense for the three and six months ended December, 2012 compared to the same period in fiscal year 2012 was primarily due to an impairment of $0.8 million for the Uptilt and Sparklist trade names, net of amortization in same period for fiscal year 2012 and full amortization of three customers in October 2011.

Impairment of goodwill

Impairment of goodwill was $0 for the three and six months ended December 31, 2012 compared to $9.0 million for the three and six months ended, December 31, 2011, a decrease of $9 million or 100%. We recognized an impairment of $9.0 million during the three months ended, December 31, 2011; $6.8 million from Lyris Technologies and $2.2 million from EmailLabs. (See below “Goodwill, Long-lived assets and Other Intangible Assets”)

Impairment of capitalized software

Impairment of capitalized software was $0 for the three and six months ended December 31, 2012 compared to $0.4 million for the three and six months ended December 31, 2011, a decrease of $0.4 million or 100%. A/B List internal-use software was intended to upgrade to Lyris HQ application. In the second quarter of fiscal year 2012, a reduction in headcount resulted in the re-grouping of teams working on each internal-use software project and management determined that it is no longer probably that A/B List will be completed and placed in service since it is not expected to provide any substantial service potential to Lyris HQ application. Thus, we recorded an impairment of $0.4 million during the three months ended, December 31, 2011, consist of a full impairment from our Lyris A/B List internal-use software.

Interest expense

	Three Months Ended December 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Interest expense	$(25)	$(131)	$106	(81)%

	Six Months Ended December 31,		Change
	2012	2011	$	Percent
	(In thousands, except percentages)
Interest expense	$(150)	$(188)	$38	(20)%

Interest expense relates to our revolving line of credit with Comerica Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense was $25 thousand for the three months ended December 31, 2012, compared to $0.1 million for the three months ended December 31, 2011, a decrease of $0.1 million or 81%. The decrease in interest expense for the three months ended December 31, 2012 compared to the same period in fiscal year 2012 was primarily due to a lower average balance in our revolving line of credit of $0.9 million at December 31, 2012 compared to an average balance of $4.1 million at December 31, 2011.

Interest expense was $0.2 million for the six months ended December 31, 2012 compared to $0.2 million for the six months ended December 31, 2011, a decrease of $37 thousand or 20%. The decrease in interest expense for the six months ended December 31, 2012 compared to the same period in fiscal year 2012 was primarily due to a lower average balance in our revolving line of credit of $1.6 million at December 31, 2012 compared to an average balance of $3.9 million at December 31, 2011.

Provision for income taxes

Our effective tax rates for the six months ended December 30, 2012 and 2011 were 91.3% and (1.6%), respectively. For additional information about income taxes, refer to Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on December 31, 2012, we concluded that there was no impairment of goodwill for the six months ended for fiscal year 2013.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of December 31, 2012 was from the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit. For additional operational funds requirements, we have available revolving lines of credit with Comerica Bank which mature on April 30, 2013.

On October 17, 2012, we fully repaid and cancelled the Non-Formula Line of $2.5 million that William T. Comfort had guaranteed with our proceeds of $5 million from sale of 2,000,000 shares of our Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation. Mr. Comfort is Chairman of Lyr, Ltd. As of October 17, 2012, we only have the Revolving Line outstanding with the Bank. (Refer to Note 6 and 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail information).

As of December 31, 2012, our availability under this credit facility was approximately $1.0 million. As of December 31, 2012, our cash and cash equivalents totaled $2.5 million compared to $1.6 million at December 31, 2011. As of December 31, 2012, our accounts receivable, less allowances, totaled $5.3 million compared to $4.9 million at June 30, 2012.

			Change
	December 31, 2012	June 30, 2012	$	Percent
	(In thousands, except percentages)
Accounts Receivable	$5,824	$5,620	$204	4%
Allowance for Doubtful Accounts	(560)	(686)	126	(18)%
Total - Accounts receivable	$5,264	$4,934	$330	7%

Accounts receivables increased $0.2 million or 4% for the six months ended December 31, 2012 due to a significant sale in our software and support and maintenance at the end of the quarter. Allowance for Doubtful Accounts (“Allowance”) decreased by $0.1 thousand or 18% for the six months ended December 31, 2012 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements, and (iii) capital expenditures, including periodic acquisitions.

At June 30, 2012, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides sufficient liquidity to fund our projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and we intend to continue building our cash reserves. See Notes 6 and “Credit Facility” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

While the second quarter of fiscal year 2013 had its challenges, we still expect to maintain long-term growth in our hosted revenue offerings, particularly with our new product, Lyris ONE and our existing product, Lyris HQ, and increase efficiency and aggressive management within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

In summary, our cash flows were as follows for the six months ended December 31, 2012 and 2011 (in thousands):

	Six Months Ended December 31,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$1,714	$576
Net cash provided by (used in) investing activities	(2,835)	(1,993)
Net cash provided by (used in) financing activities	1,989	2,696
Effect of exchange rate changes on cash	(2)	52
Increase (decrease) in cash and cash equivalents	$866	$1,331

Cash Flows for the Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

Operating Activities

Net cash flows provided by operating activities was $1.7 million for the six months ended December 31, 2012 compared to net cash flows provided by operating activities of $0.6 million for the six months ended December 31, 2011.

Adjustments had a $2.0 million positive effect on cash flows from operating activities for the six months ended December 31, 2012, including $0.5 million stock-based compensations, $1.4 million of depreciation and amortization, $0.1 million of provision for bad debt. Changes in assets and liabilities had a $0.3 million negative effect on cash flows provided by operating activities for the six months ended December 31, 2012 due to $0.5 million in accounts receivable, $0.1 million in prepaid expenses and other assets, $0.2 million in deferred revenue and is offset by $0.3 million increase in accounts payable and accrued expenses and $0.2 million in incomes taxes payable.

Investing Activities

Net cash flows used in investing activities were $2.8 million for the six months ended December 31, 2012 compared to $2.0 million for the six months ended December 31, 2011. Net cash flows used in investing activities primarily reflects capitalized software expenditures. The net cash flow used in investing activities for the six months ended December 31, 2012 consisted of a $2.4 million in capitalized software expenditures, $0.4 million used in purchasing property and equipment.

Financing Activities

Net cash flows used in financing activities was $2.0 million for the six months ended December 31, 2012 compared to net cash flows provided by financing activities of $2.7 million for the six months ended December 31, 2011. Financing cash flows for the six months ended December 31, 2012 consisted primarily proceeds from issuance of our Series A preferred stocks of $5 million, and proceeds of $0.2 million from issuance of our common stocks and was offset by our net payments over proceeds from our revolving line of credit with the Bank, of $2.8 million, and $0.4 payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have $0.1 million in irrevocable letters of credit (“LOC”) issued by Comerica Bank, consisting of a $100 thousand LOC in favor of the Hartford Insurance Company (“Hartford”), and a $40 thousand LOC in favor of Legacy Partners I SJ North Second, LLC (“Legacy”)

The Hartford LOC is held by Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. Under the terms of the Hartford LOC, any amount drawn down by Hartford on this LOC would be added to our existing debt as part of our revolving line of credit with Comerica Bank. The Hartford LOC was originally entered into on September 5, 2007 with an expiration date of September 1, 2008 and will automatically renew annually unless we are notified by Comerica Bank thirty (30) days prior to the annual expiration date of the Hartford LOC that they have chosen not to extend the Hartford LOC for the next year. The current expiration of the Hartford LOC is September 1, 2013. As of the date of this report, there have been no draw downs on this LOC by Hartford.

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

(a) Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 ( “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Incorporated by Reference

Exhibit			Date of First	Exhibit	Filed
No.	Description	Form	Filing	Number	Herewith

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company.	8-K	3/5/12	3.1

3.4	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J.L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.5	Certificate of Ownership and Merger, merging Lyris, Inc., with and into J.L. Halsey Corporation.	8-K	10/31/07	3.2

3.6	First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.3

4.1	Certificate of Designation, as filed with the Delaware Secretary of State on October 17, 2012.	8-K	10/18/12	4.1

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1*	Section 1350 Certification of Chief Executive Officer				X

32.2*	Section 1350 Certification of Chief Financial Officer				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Taxonomy Extension Schema				X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB*	XBRL Taxonomy Extension Label Linkbase				X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 7, 2013
	By:	/s/ Wolfgang Maasberg
Wolfgang Maasberg
Chief Executive Officer and President

	By:	/s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer

