Form 10-Q
period 2013-03-31
LYRIS, INC.
filed 2013-05-09
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

9,623,291 shares of $.01 Par Value Common Stock as of May 9, 2013

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	June 30,
	2013	2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,386	$1,602
Accounts receivable, less allowances of $401 and $686, respectively	4,455	4,934
Prepaid expenses and other current assets	1,016	795
Deferred income taxes	981	882
Total current assets	8,838	8,213
Property and equipment, net	9,383	7,044
Intangible assets, net	5,064	5,266
Goodwill	9,791	9,791
Other long-term assets	567	901
TOTAL ASSETS	$33,643	$31,215

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,363	$4,222
Revolving line of credit	2,237	5,005
Capital lease obligations - short-term	825	631
Income taxes payable	453	108
Deferred revenue	3,091	3,593
Total current liabilities	10,969	13,559
Other long-term liabilities	482	543
Capital lease obligations - long-term	598	662
TOTAL LIABILITIES	12,049	14,764
Commitments and contingencies (Note 11)
Redeemable convertible Series A preferred stock: $0.01 par value per share, 2,000 shares authorized, issued and outstanding, liquidation preference $5,000, no undeclared dividends	5,000	-

Stockholders' equity:
Preferred stock, $0.01 par value per share, 2,000 and 4,000 shares authorized March 31, 2013 and June 30, 2012; respectively no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 9,623 and 9,435 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	1,415	1,414
Additional paid-in capital	268,105	267,447
Accumulated deficit	(252,942)	(252,291)
Treasury stock, at cost 11 shares held at March 31, 2013 and June 30, 2012	(56)	(56)
Accumulated other comprehensive income	72	115
Total stockholders’ equity controlling interest	16,594	16,629
Noncontrolling interest	-	(178)
Total stockholders' equity	16,594	16,451
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$33,643	$31,215

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Revenue:
Subscription revenue	$7,031	$7,160	$21,498	$21,965
Support and maintenance revenue	984	945	2,913	2,829
Professional services revenue	589	783	1,845	3,344
Software revenue	289	374	1,275	1,354
Total revenue	8,893	9,262	27,531	29,492
Cost of revenue:
Subscription, support and maintenance, professional services, and software	2,898	3,163	9,570	10,145
Amortization of developed technology	534	229	1,207	596
Total cost of revenue	3,432	3,392	10,777	10,741
Gross Profit	5,461	5,870	16,754	18,751
Operating expenses:
Sales and marketing	2,653	1,729	7,423	7,024
General and administrative	2,119	2,121	6,365	6,817
Research and development	911	1,444	2,908	4,784
Amortization of customer relationships and trade names	50	52	151	1,286
Impairment of goodwill	-	-	-	9,000
Impairment of capitalized software	-	-	-	385
Total operating expenses	5,733	5,346	16,847	29,296
Income (loss) from operations	(272)	524	(93)	(10,545)
Interest expense	(32)	(108)	(180)	(296)
Interest income	-	2	3	11
Other (expense) income, net	(289)	(2)	(253)	(18)
Income (loss) from operations before income tax provision	(593)	416	(523)	(10,848)
Income tax provision (benefit)	(25)	(125)	99	61
Net income (loss)	(568)	541	(622)	(10,909)
Less: income attributable to noncontrolling interest, net of tax	-	(44)	29	(9)
Net income (loss) attributable to Lyris, Inc.	$(568)	$585	$(651)	$(10,900)

Net income (loss) per share
Basic	$(0.06)	$0.06	$(0.07)	$(1.25)
Diluted	$(0.06)	$0.06	$(0.07)	$(1.25)

Weighted average shares outstanding
Basic	9,618	9,418	9,568	8,742
Diluted	9,618	9,418	9,568	8,742

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income (loss)	$(568)	$541	$(622)	$(10,909)
Other comprehensive income (loss), net of tax:
Foreign curreny translation gain (losses)	(47)	14	(44)	(18)
Comprehensive income (loss)	(615)	555	(666)	(10,927)
less: Comprehensive income attributable to noncontrolling interest	-	(44)	29	(9)
Comprehensive income (loss) attributable to Lyris, Inc.	$(615)	$599	$(695)	$(10,918)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(622)	$(10,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	675	470
Depreciation	1,072	917
Amortization of intangible assets	192	1,358
Goodwill impairment	-	9,000
Impairment of capitalized software	-	385
Amortization of capitalized development costs	1,159	524
Impairment of SiteWit investment	303	-
Provision for bad debt	207	842
Deferred income taxes	(99)	(61)
Prepaid income tax	-	(1)
Loss on sale of assets	-	17
Changes in assets and liabilities:
Accounts receivable	272	373
Prepaid expenses and other assets	(246)	81
Accounts payable and accrued expenses	182	(788)
Deferred revenue	(502)	(555)
Income taxes payable	244	(6)
Net cash provided by operating activities	2,837	1,647
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(496)	(506)
Capitalized software expenditures	(3,349)	(2,941)
Purchase of noncontrolling interest	(15)	-
Proceeds from long-term investments	56	8
Net cash used in investing activities	(3,804)	(3,439)
Cash Flows from Financing Activities:
Proceeds from issuance of Redeemable Convertible Series A preferred stock	5,000	-
Proceeds from common stock issuances	147	1,901
Proceeds (payments) from short-term credit arrangements, net	(2,768)	1,428
Payments under capital lease obligations	(593)	(360)
Net cash provided by financing activities	1,786	2,969
Net effect of exchange rate changes on cash and cash equivalents	(35)	(20)
Net increase in cash and cash equivalents	784	1,157
Cash and cash equivalents, beginning of period	1,602	244
Cash and cash equivalents, end of period	$2,386	$1,401

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

We released our new SaaS product, Lyris ONE in September 2012. This new product natively integrates deep behavioral analytics with real-time data processing to help marketers optimize targeting, messaging, and campaign performance. Lyris ONE’s marketing analytics, combined with best practices-based campaign design tools and automation capabilities, enables marketers to maximize the relevancy and impact of each and every customer interaction.

On October 1, 2012, our sales office in São Paulo, Brazil was incorporated as Lyris Technologia e Software Limitada to market and promote our internet marketing technology. Lyris Technologia e Software Limitada, our wholly-owned subsidiary, was formed to provide sales, account management and customer service in response to the growing markets in Latin America.

Reclassification

Certain prior year cash flow items have been reclassified to conform to the presentation for the nine months ended March 31, 2013. The reclassification did not result in any change in previously reported net income (loss), total assets or stockholders’ equity.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal year 2013, for example, refer to the fiscal year ending June 30, 2013.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, or fiscal year 2012, filed with the SEC on September 14, 2012. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss, total assets or stockholders’ equity. Interim results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending June 30, 2013, or fiscal year 2013, or for any future period.

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

The condensed consolidated financial statements include the accounts of Lyris and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In April 2010, we acquired interest in an Australian reseller, Cogent Online PTY Ltd (‘‘Cogent’’) to assist us with our sales efforts and global expansion in Australia. During June 2011, we acquired additional shares of Cogent and increased our ownership from 33.3 percent to 80 percent. In December 2012, we acquired the remaining shares of Cogent and obtained 100 percent ownership.

On July 23, 2010, we entered into a Strategic Partnership Agreement and a Stock Purchase Agreement (together, the “SiteWit Agreements”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. We invested in SiteWit to secure the right to use SiteWit’s online marketing search engine technology, and to develop and market certain services related to SiteWit’s product. Pursuant to the SiteWit Agreements, we had invested $750,000 in SiteWit and owned less than 50% of SiteWit’s outstanding stock. In fiscal year 2012, we entered into a Termination Agreement (the “Termination Agreement”) with SiteWit. Pursuant to the Termination Agreement, the SiteWit Agreements were terminated effective as of August 17, 2011. From our termination agreement we returned to SiteWit approximately 75% of the SiteWit shares that were issued to us pursuant to the Sitewit Agreements. For a period of 18 months commencing on August 17, 2011, our remaining SiteWit shares are subject to a right of repurchase by SiteWit or SiteWit’s shareholders for the original aggregate purchase price, and under some circumstances we will have a one-time right to require SiteWit to repurchase all the remaining SiteWit shares that we hold. We plan on exercising this right when these circumstances occur.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of March 31, 2013, we used Level 1 assumptions for our cash equivalents which were $1.7 million and $1.2 million at March 31, 2013 and June 30, 2012, respectively. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2013 we do not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2013, we did not have any significant Level 3 financial assets or liabilities.

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

For multiple element arrangements entered into prior to July 1, 2010 that include both subscription and professional services and did not meet the separability criteria under the previous guidance, we have accounted for as a single unit of accounting. Consistent with the revenue recognition method applied prior to the adoption of ASU No. 2009-13, revenue for these arrangements continues to be recognized ratably over the term of the related subscription arrangement. If the multi-element arrangement is materially modified, the transaction is evaluated in accordance with the new accounting guidance which will most likely result in any deferred services revenue being recognized at the time of the material modification.

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

Note 2 – Recent Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. This update is effective and was adopted by Lyris in quarter one fiscal year 2013. The adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (‘‘ASU 2011-05’’), which will require companies to present the components of net income (loss) and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income (loss). This update was effective and adopted by Lyris during the first quarter of fiscal year 2013 and impacted our financial statement presentation, but otherwise did not impact our condensed consolidated financial positions, results of operations or cash flows.

Note 3 – Stock Acquisition

Under the provisions of the Stock Purchase Agreement dated June 1, 2011(“SPA”) with Cogent Lyris was entitled to purchase 16.67 shares of Cogent for each calendar quarter where Net Quarterly Revenue (as that term is defined in the SPA) is less than $0.8 million collectively from Cogent’s minority Shareholders (as that term is defined in the SPA). The Net Quarterly Revenue was lower than $0.8 million in the calendar quarters ended September 14, 2011, December 14, 2011, March 14, 2012 and June 14, 2012. We therefore, exercised our option to purchase an aggregate of 66 shares at a price of $1 per share from the Shareholders. We made a determination to purchase these shares equally from the shareholdings of Damien Saunders and Lucid Online Pty Ltd (an entity controlled by Adrian Saunders). After the exercise, Damian Saunders continued to own 66.7 shares and Lucid Online Pty Ltd, continued to own 66.7 shares. Damian Saunders transferred the remaining 66.7 shares held by him to us in exchange for the satisfaction of $15 thousand owed by Damian Saunders to us. Adrian Saunders’ employment terminated with Lyris on July 19, 2012 and Lyris purchased the remaining shares held by Lucid Online Pty Ltd for an aggregate purchase price of $67. On December 3, 2012, the transfer of Damien and Adrian Saunders’ remaining shares was completed and we obtained 100 percent ownership.

Note 4 – Other Long-term Assets

	As of March 31, 2013	As of June 30, 2012
	(In thousands)
Other long term assets	$567	$901

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

During the three months ended, March 31, 2013, we performed an impairment analysis for our SiteWit investment. First we compared our carrying value to the estimated fair value of SiteWit. Since our carrying value exceeds the estimated fair value it was an indicator of impairment. Second, we deemed the impairment is other-than-temporary from the series of net loss in our investment and the substantial decrease in our carrying value. Based on our results, we conclude to impair and write down $0.3 million from our investment, SiteWit as of March 31, 2013.

Other assets at March 31, 2013 included $0.4 million related to the investment in SiteWit, and $0.2 million related to security deposits for leases entered in by us. Other assets at June 30, 2012 included $0.7 million related to the SiteWit investment, $0.2 million related to security deposits for leases entered in by us, and $0.1 million related to notes receivables acquired from the acquisition of a majority stake in Cogent that occurred in the fourth quarter of fiscal year 2011.

Note 5 – Goodwill, Long-lived Assets and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

There was no change in goodwill activity during the nine months ended March 31, 2013. The following table outlines our goodwill, by acquisition:

	As of March 31, 2012	As of June 30, 2012
	(In thousands)
Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

Accounting Standards Update No. 2011-08 Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU No. 2011-08”) provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than our carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on March 31, 2013, we concluded that there was no impairment of goodwill for the nine months ended March 31, 2013.

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

We are in compliance with all of our covenants for all applicable measurement periods in the third quarter of fiscal year 2013. Our outstanding borrowings totaled $2.2 million with $0.1 million in available credit remaining as of March 31, 2013, a decrease in outstanding borrowings of $2.8 million since June 30, 2012.

On October 17, 2012, we fully repaid and cancelled the Non-Formula Line of $2.5 million that William T. Comfort had guaranteed with our proceeds from sale of 2,000,000 shares of our Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation of which Mr. Comfort is Chairman. (see Note 12). As a result of the repayment and cancellation, the Guaranty was terminated. As of October 17, 2012, we only have the Revolving Line outstanding with the Bank.

On May 6, 2013 Lyris, Inc. (“Company”, “Lyris”) and our wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a “Borrower” and collectively, the “Borrowers”), entered into a Loan and Security Agreement (“Agreement”) with Silicon Valley Bank (“Bank”). The Agreement provides the Company with a revolving line of credit (“Revolving Line”) of up to $5,000,000. The amount available under the Revolving Line is limited by a borrowing base formula based on the Borrower’s recurring revenue and customer retention rate. The Revolving Line matures on May 6, 2015. (see Note 13)

Advances under the Revolving Line will accrue interest at a per annum floating rate equal to the greater of 6.25% or the Bank’s prime rate plus 3%. Interest is due monthly, and all unpaid principal and accrued but unpaid interest is due upon maturity.

The Agreement contains typical negative covenants for a credit facility of this size and type, including covenants that prevent or restrict the Company’s and its subsidiaries’ ability to take certain actions, including, without limitation, changing their principal executive offices, entering into mergers and acquisitions, disposing of property or other assets, and incurring additional indebtedness. Under the Agreement, the Company is also required to comply with financial covenants to maintain a liquidity ratio of not less than 1.25 to 1.00, and to maintain a minimum EBITDA (maximum loss) for the trailing three month period according to the following schedule:

Period Ending	Minimum EBITDA (maximum loss)
June 30, 2013, July 31, 2013 and August 31, 2013	$(400,000)
September 30, 2013, October 31, 2013 and November 30, 2013	$(350,000)
December 31, 2013, January 31, 2014 and February 28, 2014	$(150,000)
March 31, 2014, April 30, 2014 and May 31, 2014	$(400,000)
June 30, 2014, July 31, 2014 and August 31, 2014	$(350,000)
September 30, 2014, October 31, 2014 and November 30, 2014	$(200,000)
December 31, 2014, January 31, 2015 and February 28, 2015	$(75,000)

Payment and performance of the Borrowers’ obligations with respect to the Revolving Line is secured by a security interest in substantially all of the assets of the Borrowers, including their intellectual property.

The Agreement contains typical default provisions for a credit facility of this size and type, that include, among others, defaults in the event of non-payment or non-performance of covenants, material adverse change in the Borrowers, attachment of the Borrowers’ assets or entry of an injunction against doing business, occurrence of certain bankruptcy and insolvency events, cross-defaults to certain other material indebtedness, entry of material judgment and inaccuracy of representations and warranties. The occurrence of an event of default could result in, among other things, acceleration of all obligations under the Revolving Line, the Bank ceasing to advance money or extending credit under the Revolving Line, and a right by the Bank to exercise all remedies available to it under the Agreement, including the disposition of any or all collateral.

On May 6, 2013, in connection with entering into the Agreement, Lyris paid all amounts outstanding and owed under its Amended and Restated Loan and Security Agreement with Comerica Bank, which terminated on April 30, 2013 according to its terms.

Note 7 - Income Taxes

Our effective tax rates for the nine months ended March 31, 2013 and 2012 were (18.0%) and (0.6%), respectively. The following table provides a reconciliation of the income tax provision (benefit) at the statutory U.S. federal rate to our actual income tax provisions for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013	%	2012	%
	(In thousands)
Income tax expense (benefit) at the statutory rate	$(193)	35.0%	$(3,794)	35.0%
State income taxes, net of federal benefit	(71)	12.8%	53	(0.5)%
Foreign income taxes	73	(13.2)%	-	0.0%
Amortization of intangible assets	70	(12.6)%	576	(5.3)%
Goodwill Impairment	-	0.0%	3,150	(29.1)%
Impact of Foreign Operations	226	(40.8)%	11	(0.1)%
Difference between AMT and statutory federal income tax rates	(124)	22.4%	1,626	(15.0)%
Refunds	-	0.0%	41	(0.4)%
Change in valuation reserve	49	(8.9)%	9	(0.1)%
Permanent difference	11	(2.0)%	-	0.0%
Other, net	58	(10.7)%	(1,611)	14.9%
Income tax provision	$99	(18.0)%	$61	(0.6)%

In accordance with FASB standards, we establishes a valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, an audit by a taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Note 8 – Net Income (loss)

Accounting standards established by the FASB require the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities. Dilutive net (loss) per common share is the same as basic net (loss) per common share for all periods.

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended March 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income (loss)	$(568)	$541	$(622)	$(10,909)

Weighted average shares outstanding:
Basic and diluted	9,618	9,418	9,568	8,742
Net income (loss) per share
Basic and diluted	$(0.06)	$0.06	$(0.07)	$(1.25)

Potentially anti-dilutive stock options to purchase 35,953 shares of common stock were excluded in the dilutive loss per common share calculation for the three months ended March 31, 2013. No shares were excluded in the dilutive income per common share calculation for the three months ended March 31, 2012. Potentially anti-dilutive stock options to purchase 42,243 and 145 shares of common stock were excluded in the dilutive loss per common share calculation for the nine months ended March 31, 2013 and 2012, respectively.

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Cost of revenues	$1	$-	$56	$-
General and administrative	101	131	502	378
Research and development	6	60	61	81
Sales and marketing	25	3	56	11
Total	$133	$194	$675	$470

For the three months ended March 31, 2013, total stock-based compensation expense included $87 thousand related to stock options and $46 thousand in expense related to restricted stock units. For the three months ended March 31, 2012, total stock-based compensation expense of $0.1 million related to stock options and $0.1 million in expense related to restricted stock units. For the nine months ended March 31, 2013, total stock-based compensation expense included $0.5 million related to stock options and $0.2 million in expense related to restricted stock units. For the nine months ended March 31, 2012, total stock-based compensation expense of $0.2 million and $0.3 million in restricted stock units. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris’ peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris’ peer group’s common stock, Lyris’ historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended March 31, 2013.

As of March 31, 2013, unamortized stock-based compensation expense associated with common stock options was $1.6 million which we expect to recognize over a weighted-average period of 3.2 years.

The following table summarizes stock option activity from July 1, 2012 to March 31, 2013:

	Number of options	Weighted- Average Fair Value	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2012	1,393	$1.93	9.6
Granted	292	$2.52
Forfeited/expired	(18)	$3.16
Outanding at September 30, 2012	1,667	$2.02	9.5
Vested and expected to vest at September 30, 2012	1,124	$2.02	8.4
Exercisable at September 30, 2012	39	$4.57	8.4
Granted	377	$2.32
Forfeited/expired	(183)	$3.44
Outanding at December 31, 2012	1,861	$2.01	9.3
Vested and expected to vest at December 31, 2012	1,284	$2.03	8.7
Exercisable at December 31, 2012	246	$1.98	8.7
Granted	111	$2.12
Forfeited/expired	(569)	$1.99
Outanding at March 31, 2013	1,403	$2.08	8.3
Vested and expected to vest at March 31, 2013	1,029	$2.06	4.9
Exercisable at March 31, 2013	318	$1.88	4.9

As of March 31, 2013, the calculated aggregate intrinsic value of options outstanding and options exercisable was $442,762. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on March 31, 2013 which would have been received by the option holders had all option holders exercised their options as of that date.

780,061 options to purchase our common stock were granted under our equity compensation plan for the nine months ended March 31, 2013. The weighted-average fair value of the options granted under the equity compensation plan was $2.12 per option and $2.37 per option for the three and nine months ended March 31, 2013, respectively. The weighted-average fair value of the options granted under the equity compensation plan was $1.66 per option and $2.05 per option for the three and nine months ended, March 31, 2012, respectively.

Restricted Stock Units

During the first quarter of fiscal year 2011, Wolfgang Maasberg was appointed President and Chief Executive Officer of Lyris and a member of the Board. Lyris granted Mr. Maasberg 100,000 common stock options and 300,000 Restricted Stock Units (“RSUs”) as stock-based compensation Mr. Maasberg's stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters. During fiscal year 2012, 131,250 RSUs of Mr. Maasberg were vested. In accordance with the terms of his award agreement, 47,840 shares of RSUs that vested were net-share settled such that Lyris withheld that number of shares with a value equal to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted cash in the amount equal to such withholding taxes to the appropriate taxing authorities. During the nine months ended in fiscal year 2013, 56,250 RSUs were vested and similarly, 20,502 shares withheld and were net settled the same as the prior fiscal year 2012, for applicable income and other employment taxes.

Fair value of the $1.5 million of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $4.95 market price. Lyris recognizes stock-based compensation on a straight-line basis over the requisite service period of the award, which is typically the RSUs vesting term of four years. Total expense for RSUs for the three and nine months ended March 31, 2013, was $46 thousand and $0.2 million, respectively.

Wolfgang Maasberg, the Company’s President and Chief Executive Officer and member of our board of directors resigned from all executive officer and Board positions with us, effective March 8, 2013. As a result, all of his unamortized RSU as of his resignation date were forfeited and cancelled.

Reserved Shares of Common Stock

On August 8, 2012, we amended our 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by an additional 775,000 shares. As of March 31, 2013, we had 933,878 shares of common stock under our Plan reserved for future equity awards.

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

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2013	299	128	9	436	229	665
Fiscal Year 2014	1,167	18	34	1,219	871	2,090
Fiscal Year 2015	1,018	-	16	1,034	383	1,417
Fiscal Year 2016	700	-	-	700	36	736
Thereafter	178	-	-	178	-	178
Total	$3,362	$146	$59	$3,567	$1,519	$5,086
Less: amounts representing interest					(96)
Present value minimum lease payments					$1,423
Less: short-term portion					(825)
Long-term portion					$598

We entered into capital leases of $0.3 million in the third quarter of fiscal year 2013 in connection with acquiring computer equipment for our data center operations.

Legal claims

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our Chief Executive Officer, one other employee, several current or former directors, and certain of our stockholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs alleged various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs sought unspecified damages, punitive damages, costs, and injunctive relief. On March 31, 2013, the court dismissed the claim without prejudice.

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

On October 17, 2012, we filed with the Secretary of State of the state of Delaware the Certification of Designation for the designation of our redeemable convertible Series A Preferred Stock. Of the 4 million shares of Preferred Stock, par value of $0.01 authorized to be issued, 2 million shares were designated as Series A Preferred Stock.

Subsequent to filing our Certification of Designation, on October 17, 2012, Lyris sold 2,000,000 of our 2,000,000 authorized shares of redeemable convertible Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation, in consideration for $5.0 million in cash. William T. Comfort, III, a director and former Chairman of our board is the Chairman of Lyr, Ltd. The sale was made pursuant to a redeemable convertible Series A Preferred Stock Purchase Agreement by and between Lyris and Lyr, Ltd. dated as of October 17, 2012. No underwriter was involved in the sale of the redeemable convertible Series A Preferred Stock. $2.5 million of the proceeds were used to fully repay the Non-Formula Line provided by Bank that William T. Comfort, III had guaranteed. The remaining amount will be used for general corporate purposes.

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

The redeemable convertible Series A Preferred Stock were issued and recorded at its original issue price of $5.0 million as there are no underwriters involved. As such, our redemption value is at 100 percent of the original issue price of $5.0 million and will adjust accordingly upon the issuance of dividends. We classified our redeemable convertible Series A Preferred Stock as a temporary equity in the mezzanine due to our redemption option being contingent upon the holder’s not exercising their option to convert to our common stock.

Note 13 – Subsequent Events

On April 18, 2013, Christopher Harrington resigned as member of our board of the directors.

On May 6, 2013, we entered into a Loan and Security agreement (“Agreement”) with Silicon Valley Bank (“Bank”). The Agreement provides a revolving line of credit (“Revolving Line”) of up to $5.0 million. On the same day, we fully repaid our outstanding line of credit from Comerica in the amount $0.7 million and terminated our loan and security agreement with Comerica. (See Note 6)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In October 2009, FASB issued ASU No. 2009-13 which amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

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

For transactions entered into or materially modified after July 1, 2010, Lyris allocates consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on our fair value. For the three and nine month ended March 31, 2013, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified after July 1, 2010. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for three and nine months ended March 31, 2013 and fiscal year 2012 and is not anticipated to become material for the remainder of fiscal year 2013.

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

Financial Results of Operations

Three and Nine Months Ended March 31, 2013 Compared to Three and Nine Months Ended March 31, 2012

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Subscription revenue	79%	78%	78%	74%
Support and maintenance revenue	11%	10%	11%	10%
Professional services revenue	7%	8%	7%	11%
Software revenue	3%	4%	5%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue	39%	36%	39%	36%
Gross profit	61%	64%	61%	64%
Operating expenses:
Sales and marketing	30%	19%	27%	24%
General and administrative	24%	23%	23%	23%
Research and development	10%	16%	11%	16%
Amortization of customer relationships and trade names	1%	1%	1%	4%
Impairment of goodwill	0%	0%	0%	31%
Impairment of capitalized software	0%	0%	0%	1%
Total operating expenses	64%	59%	62%	99%
Income (loss) from operations	-3%	5%	-1%	-35%
Interest expense	0%	-1%	0%	-1%
Interest income	0%	0%	0%	0%
Other (expense) income, net	-3%	0%	-1%	0%
Income (loss) from operations before income taxes	-6%	4%	-2%	-36%
Income tax (benefit) provision	0%	-1%	0%	0%
Net income (loss)	-6%	5%	-2%	-36%
Less: Net loss attributable to noncontrolling interest	0%	0%	0%	0%
Net income (loss) attributable to Lyris, Inc.	-6%	5%	-2%	-36%

Revenue

	Three Months Ended March 31		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Subscription revenue
Lyris HQ revenue	$5,442	$5,040	$402	8%
Legacy revenue	1,589	2,120	(531)	(25)%
Total subscription revenue	7,031	7,160	(129)	(2)%
Support and maintenance revenue	984	945	39	4%
Professional services revenue	589	783	(194)	(25)%
Software revenue	289	374	(85)	(23)%
Total revenue	$8,893	$9,262	$(369)	(4)%

	Nine Months Ended March 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Subscription revenue
Lyris HQ revenue	$16,449	$15,071	$1,378	9%
Legacy revenue	5,049	6,894	(1,845)	(27)%
Total subscription revenue	21,498	21,965	(467)	(2)%
Support and maintenance revenue	2,913	2,829	84	3%
Professional services revenue	1,845	3,344	(1,499)	(45)%
Software revenue	1,275	1,354	(79)	(6)%
Total revenue	$27,531	$29,492	$(1,961)	(7)%

Subscription revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application and from customers purchasing additional offerings that are not included in the standard hosting agreement. Our subscription revenue includes revenue from our Lyris ONE, Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. Subscription revenue was $7.0 million or 79% of our total revenue for the three months ended March 31, 2013, compared to $7.1 million or 78% of our total revenue for the three months ended March 31, 2012, a decrease of $0.1 million or 2%. Subscription revenue was $21.5 million or 78% of our total revenue for the nine months ended March 31, 2013, compared to $22 million or 74% for the nine months ended March 31, 2012, a decrease of $0.5 million or 2%.

Subscription revenue related to Lyris HQ for the three and nine months ended March 31, 2013 increased compared to the same period in fiscal year 2012, primarily as a result of sales to new customers, increased usage from our existing customers and migration from our legacy product to Lyris HQ. Subscription revenue related to Lyris ONE for the three and nine months ended March 31, 2012 increased compared to the same period in fiscal year 2012, primarily as a result of our launching Lyris ONE in September, 2012. Subscription revenue related to legacy products decreased for the three and nine months ended March 31, 2013 compared to the same period in fiscal year 2012, primarily due to ending contracts with low priced subscriptions and management’s decision to phase out low margin legacy products.

Support and maintenance revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $1.0 million or 11% of our total revenue for the three months ended March 31, 2013 compared to $0.9 million or 10% of our total revenue for the three months ended March 31, 2012, an increase of $0.1 million or 4%. Support and maintenance revenue was $2.9 million or 11% of our total revenue for the nine months ended March 31, 2013, compared to $2.8 million or 10% of our total revenue for the nine months ended March 31, 2012, an increase of $0.1 million or 3%. The slight increase for the three and nine months ended in support and maintenance revenue is a result of our proactive effort to update customer support, new customers and customer upsells.

Professional services revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $0.6 million or 7% of our total revenue for the three months ended March 31, 2013, compared to $0.8 million or 8% of our total revenue for three months ended March 31, 2012, a decrease of $0.2 million or 25%. Professional services revenue was $1.9 million or 7% of our total revenue for the nine months ended March 31, 2013, compared to $3.3 million or 11% for the nine months ended March 31, 2012, a decrease of $1.5 million or 45%.

Professional services revenue decreased for the three and nine months ended March 31, 2013 compared to the same periods in fiscal year 2012 primarily due to management’s decision to terminate our low margin list building service from our Cogent acquisition in June 2011, customer turnover, and customers migrating from professional to subscription based service.

Software revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.3 million or 3% of our total revenue for the three months ended March 31, 2013 compared to $0.4 million and 4% of our total revenue for the three months ended March 31, 2012, a decrease of $0.1 million or 23%. Software revenue was $1.3 million or 5% of our total revenue for the nine months ended March 31, 2012 and $1.4 million or 5% for the nine months ended March 31, 2012, a decrease of $0.1 million or 6%.

Software revenue decreased for the three and nine months ended March 31, 2013 as compared to the same period in fiscal year 2012 primarily due to a decrease in new sales and existing customer turnover.

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

	Three Months Ended March 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Cost of revenue	$3,432	$3,392	$40	1%

	Nine Months Ended March 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Cost of revenue	$10,777	$10,741	$36	0%

Cost of revenue was $3.4 million for the three months ended March 31, 2013 and 2012. As a percentage of total revenue, cost of revenue increased to 39% for the three months ended March 31, 2013 from 36% for the three months ended March 31, 2012. Cost of revenue for the three months ended March 31, 2013 compared to the same period in fiscal year 2012 reflects an increase in amortization and depreciation expense of $0.3 million primarily due to amortization of our internally developed software and an increase in compensation expense of $0.3 million as a result from increasing our support and engineering team to support Lyris ONE, offset by the $0.3 million decrease in facilities related to decrease in data centers, $0.1 million decrease in recruiting fees and $0.1 million decrease in overhead cost. Through our cost control efforts, we realized the benefit from our low-margin marketing service was insignificant and in order to reduce our costs, we terminated this service, which resulted in a decrease of $0.1 million in publisher payments related to the Cogent acquisition in June, 2011.

Cost of revenue was $10.8 for the nine months ended March 31, 2013 and 2012. As a percentage of total revenue, cost of revenue increased to 39% for the nine months ended March 31, 2013 from 36% for the nine months ended March 31, 2013. Cost of revenue for the nine months ended March 31, 2013 compared to the same period in fiscal year 2012 reflected an increase in amortization and depreciation expense of $0.7 million primarily due to amortization of our internally developed software and an increase in compensation expense of $1.0 million as a result as a result from increasing our support and engineering team to support Lyris ONE,offset by the decrease of $0.7 million in facilities related to decrease in data centers, $0.5 million in publisher payments resulted from our termination of low margin marketing service, $0.4 million decrease in overhead cost and $0.1 decrease in recruiting fees.

Gross profit

	Three Months Ended March 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Gross profit	$5,461	$5,870	$(409)	(7)%

	Nine Months Ended March 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Gross profit	$16,754	$18,751	$(1,997)	(11)%

Gross profit was $5.5 million for the three months ended March 31, 2013, compared to $5.9 million for the three months ended March 31, 2012, a decrease of $0.4 million or 7%. Gross profit was $16.8 million for the nine months ended March 31, 2013, compared to $18.8 million for the nine months ended March 31, 2012, a decrease of $2.0 million or 11%. As a percentage of net revenue, gross profit decreased to 61% for the three and nine months ended March 31, 2013 from 64% for the three and nine month ended, March 31, 2012. Decrease in gross profit is primarily related to decrease in revenue.

Operating expenses

	Three Months Ended March 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Sales and marketing	$2,653	$1,729	$924	53%
General and administrative	2,119	2,121	(2)	(0)%
Research and development	911	1,444	(533)	(37)%
Amortization and impairment of customer relationships and trade names	50	51	(1)	(2)%
Total operating expenses	$5,733	$5,345	$388	7%

	Nine Months Ended March 31		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Sales and marketing	$7,423	$7,024	$399	6%
General and administrative	6,365	6,817	(452)	(7)%
Research and development	2,908	4,784	(1,876)	(39)%
Amortization and impairment of customer relationships and trade names	151	1,286	(1,135)	(88)%
Impairment of goodwill	-	9,000	(9,000)	(100)%
Impairment of capitalized software	-	385	(385)	(100)%
Total operating expenses	$16,847	$29,296	$(3,064)	(10)%

Sales and marketing

Sales and marketing includes expenses primarily related to employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense was $2.6 million for the three months ended March 31, 2013, compared to $1.7 million for the three months ended March 31, 2012, an increase of $0.9 million or 53%. As a percentage of total revenue, sales and marketing expense increased to 30% for the three months ended March 31, 2013 from 19% for same period in fiscal year 2012. The increase in sales and marketing expense was primarily due to a $0.7 million increase in our sales and marketing workforce due to a reorganization of our department during the fiscal year ended 2012. The increase is also related to a $0.2 million increase in overhead expense as a result of our increase in our sales and marketing expenses.

Sales and marketing expense was $7.4 million for the nine months ended March 31, 2013, compared to $7.0 million for the nine months ended March 31, 2012 an increase of $0.4 million or 6%. As a percentage of total revenue, sales and marketing expense increased to 27% for the nine months ended March 31, 2012 from 24% for same period in fiscal year 2012. During fiscal year 2012, we had a reorganization of our sales and marketing department. The overall effect of the reorganization was an increase of $0.6 million in our sales and marketing workforce. Overhead expenses increased by $0.2 million as a result of our increase in our sales and marketing workforce for the nine months ended March 31, 2013 compared to March 31, 2012. The increase in sales and marketing is offset by a decrease of $0.4 million reduction in spending for advertising and other promotional programs.

General and administrative

General and administrative expense consists primarily of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense was $2.1 million for the three months ended March 31, 2013 and 2012. As a percentage of total revenue, general and administrative expense increased to 24% for the three months ended March 31, 2013 from 23% for the three months ended March 31, 2012. General and administrative expense remained relatively flat and was primarily due to $0.4 million increase in our salary expenses from our severance payments offset by $0.2 million decrease in bad debt expense as a result of our improvement in collection and a decrease of $0.2 in our overhead expense.

General and administrative expense was $6.4 million for the nine months ended March 31, 2013, compared to $6.8 million for the nine months ended March 31, 2012, a decrease of $0.4 million or 7%. As a percentage of total revenue, general and administrative expense remained relatively flat at 23% for the nine months ended March 31, 2013 and 2012. The decrease in general and administrative expense was primarily due to $0.6 million decrease in bad debt expense, $0.3 million decrease in consulting and outside service expense, $0.1 million in overhead expenses and is offset by an increase of $0.5 million increase in salary expenses related to severance payments and $0.1 million increase in finance fees for the filing, and subsequent withdrawal, of the registration statement.

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

Research and development expense was $0.9 million for the three months ended March 31, 2013, compared to $1.4 million for the three months ended March 31, 2012, a decrease of $0.5 million or 37%. As a percentage of total revenue, research and development expense decreased to 10% for the three months ended March 31, 2013 from 16% for the three months ended March 31, 2012. The decrease in research and development expense for the three months ended March 31, 2013 compared to the same period in fiscal year 2012 was primarily due to a $0.7 million decrease in engineering compensation and benefits as we capitalized internally developed software related to Lyris ONE, followed by a $0.2 million increased allocation of facilities costs related to increased engineering headcount.

Research and development expense was $2.9 million for the nine months ended March 31, 2013, compared to $4.8 million for the nine months ended March 31, 2012, a decrease of $1.9 million or 39%. As a percentage of total revenue, research and development expense decreased to 11% for the nine months ended March 31, 2013 from 16% for the nine months ended March 31, 2012. The decrease in research and development expense for the nine months ended March 31, 2012 compared to the same period in fiscal year 2012 was primarily due to a $2.4 million decrease in engineering compensation and benefits as we capitalized internally developed software related to Lyris ONE, followed by a $0.5 million increased allocation of facilities costs related to increased engineering headcount.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense was $50 thousand for the three months ended March 31, 2013 and 2012. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 1% for the three months ended March 31, 2013 and 2012. Amortization of customer relationships and trade names expense was $0.2 million for the nine months ended March 31, 2013, compared to $1.3 million for the nine months ended March 31, 2012, a decrease of $1.1 million or 88%. As a percentage of total revenue, amortization of customer relationships and trade names expense decreased to 1% for the nine months ended March 31, 2013 from 4% for the same period in fiscal year 2012.

The decrease in amortization of customer relationships and trade names expense for the nine months March 31, 2013 compared to the same period in fiscal year 2012 was primarily due to an impairment of $0.8 million for the Uptilt and Sparklist trade names, net of amortization in same period for fiscal year 2012 and full amortization of three customers in October 2011.

Impairment of goodwill

Impairment of goodwill was $0 for the three and nine months ended March 31, 2013 compared to $0 and $9.0 million for the three and nine months ended March 31, 2012, respectively, a decrease of $9 million or 100%. We recognized an impairment of $9.0 million during the three months ended December 31, 2011, of which $6.8 million related to Lyris Technologies and $2.2 million related to EmailLabs. (See below “Goodwill, Long-lived assets and Other Intangible Assets”)

Impairment of capitalized software

Impairment of capitalized software was $0 for the three and nine months ended March 31, 2013 compared to $0 and $0.4 million for the three and nine months ended March 31, 2013, respectively, a decrease of $0.4 million or 100%. A/B List internal-use software was intended to upgrade to Lyris HQ application. In the second quarter of fiscal year 2012, a reduction in headcount resulted in the re-grouping of teams working on each internal-use software project and management determined that it is no longer probable that A/B List will be completed and placed in service since it is not expected to provide any substantial service potential to the Lyris HQ application. Thus, we recorded an impairment of $0.4 million during the nine months ended, March 31, 2012, which consists of a full impairment from our Lyris A/B List internal-use software.

Interest expense

	Three Months Ended March 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Interest expense	$(32)	$(108)	$76	(70)%

	Nine Months Ended March 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Interest expense	$(180)	$(296)	$116	(39)%

Interest expense relates to our revolving line of credit with Comerica Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense was $32 thousand for the three months ended March 31, 2013, compared to $0.1 million for the three months ended March 31, 2012, a decrease of $0.1 million or 70%. The decrease in interest expense for the three months ended March 31, 2013 compared to the same period in fiscal year 2012 was primarily due to a lower average balance in our revolving line of credit of $0.9 million at March 31, 2013 compared to an average balance of $4.1 million at March 31, 2012.

Interest expense was $0.2 million for the nine months ended March 31, 2013 compared to $0.3 million for the nine months ended March 31, 2012, a decrease of $0.1 million or 39%. The decrease in interest expense for the nine months ended March 31, 2013 compared to the same period in fiscal year 2012 was primarily due to a lower average balance in our revolving line of credit of $1.4 million at March 31, 2013 compared to an average balance of $4.0 million at March 31, 2012.

Provision for income taxes

Our effective tax rates for the nine months ended March 31, 2013 and 2012 were (18.0%) and (0.6%), respectively. For additional information about income taxes, refer to Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on March 31, 2013, we concluded that there was no impairment of goodwill for the nine months ended for fiscal year 2013.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of March 31, 2013 were the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit

For additional operational funds requirements, we have available revolving lines of credit with Comerica Bank which mature on April 30, 2013.

On May 6, 2013, we entered into a Loan and Security agreement (“Agreement”) with Silicon Valley Bank (“Bank”). The Agreement provides a revolving line of credit (“Revolving Line”) of up to $5.0 million. Subsequently, on the same day, we fully repaid our outstanding line of credit from Comerica in the amount $0.7 million and terminated our loan and security agreement with Comerica. (Refer to Note 6 and 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail information).

As of March 31, 2013, our availability under this credit facility was approximately $0.1 million. As of March 31, 2013, our cash and cash equivalents totaled $2.4 million compared to $1.4 million at March 31, 2012. As of March 31, 2013, our accounts receivable, less allowances, totaled $4.4 million compared to $4.9 million at June 30, 2012.

			Change
	March 31, 2013	June 30, 2012	$	Percent
	(In thousands, except percentages)
Accounts Receivable	$4,856	$5,620	$(764)	(14)%
Allowance for Doubtful Accounts	(401)	(686)	285	(42)%
Total - Accounts receivable	$4,455	$4,934	$(479)	(10)%

Accounts receivables decreased $0.5 million or 10% for the nine months ended March 31, 2013 due to our decrease sale in our subscription, professional service and software. Allowance for Doubtful Accounts (“Allowance”) decreased by $0.3 million or 42% for the nine months ended March 31, 2013 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

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

While the third quarter of fiscal year 2013 had its challenges, we still expect to maintain long-term growth in our hosted revenue offerings, particularly with our new product, Lyris ONE and our existing product, Lyris HQ, and increase efficiency and aggressive management within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

Our cash flows were as follows for the nine months ended March 31, 2013 and 2012 (in thousands):

	Nine Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$2,837	$1,647
Net cash used in investing activities	(3,804)	(3,439)
Net cash provided by financing activities	1,786	2,969
Effect of exchange rate changes on cash	(35)	(20)
Increase in cash and cash equivalents	$784	$1,157

Cash Flows for the Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

Operating Activities

Net cash flows provided by operating activities was $2.8 million for the nine months ended March 31, 2013 compared to net cash flows provided by operating activities of $1.6 million for the nine months ended March 31, 2012.

Adjustments had a $3.5 million positive effect on cash flows from operating activities for the nine months ended March 31, 2013 including $0.7 million stock-based compensations, $2.4 million of depreciation and amortization, $0.3 million impairment of our SiteWit investment, $0.2 million of provision for bad debt offset by an increase of $0.1 million in deferred income tax benefits. Changes in assets and liabilities had a $50 thousand negative effect on cash flows provided by operating activities for the nine months ended March 31, 2013 due to $0.2 million in prepaid expenses and other assets, $0.5 million in deferred revenue and is offset by $0.2 million increase in accounts payable, $0.3 million in accounts receivable and accrued expenses and $0.2 million in incomes taxes payable.

Investing Activities

Net cash flows used in investing activities were $3.8 million for the nine months ended March 31, 2013 compared to $3.4 million for the nine months ended March 31, 2012. Net cash flows used in investing activities primarily reflects capitalized software expenditures. The net cash flow used in investing activities for the nine months ended March 31, 2013 consisted of a $3.3 million in capitalized software expenditures, $0.5 million used in purchasing property and equipment.

Financing Activities

Net cash flows used in financing activities was $1.8 million for the nine months ended March 31, 2013 compared to net cash flows provided by financing activities of $3.0 million for the nine months ended March 31, 2012. Financing cash flows for the nine months ended March 31, 2013 consisted primarily proceeds from issuance of our Series A preferred stock of $5.0 million, and proceeds of $0.2 million from issuance of our common stocks and was offset by our net payments over proceeds from our revolving line of credit with the Bank, of $2.8 million, and $0.6 payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have $0.1 million in irrevocable letters of credit (“LOC”) issued by Comerica Bank, consisting of a $100 thousand LOC in favor of the Hartford Insurance Company (“Hartford”) for workers’ compensation insurance obligations, and a $40 thousand LOC in favor of Legacy Partners I SJ North Second, LLC (“Legacy”), for obligations under our San Jose, California office lease.

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

Revolving Line of Credit

For summary description of our revolving credit facility with Comerica Bank and Silicon Valley Bank, please refer to Note 6 and 13 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 ( “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2013, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company.	8-K	3/5/12	3.1

3.4	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J.L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.5	Certificate of Ownership and Merger, merging Lyris, Inc., with and into J.L. Halsey Corporation.	8-K	10/31/07	3.2

3.6	First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.3

4.1	Certificate of Designation, as filed with the Delaware Secretary of State on October 17, 2012.	8-K	10/18/12	4.1

10.1	Termination Agreement, dated February 28, 2013, between Company and Nello Franco	8-K	1/15/2013		X

10.2	Offer Letter, dated March 8, 2013, between Company and Roy Camblin	8-K	2/8/2013	99.2

10.3	Agreement Regarding Transition and Separation, dated March 8, 2013 between Company and Wolfgang Maasberg	8-K	2/8/2013	99.3

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1*	Section 1350 Certification of Chief Executive Officer	X

32.2*	Section 1350 Certification of Chief Financial Officer	X

101.INS*	XBRL Taxonomy Extension Schema	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2013
By: /s/ Roy Camblin
Roy Camblin
Chief Executive Officer and President

By: /s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer

