Form 10-K
period 2013-06-30
LYRIS, INC.
filed 2013-09-19
CIK 1166220

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________TO_________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Based on the last business day of the Registrant’s most recently completed second fiscal quarter, which was December 31, 2012, the aggregate market value of its shares (based on a closing price of $2.20 per share as reported on the OTC Bulletin Board held by non-affiliates was $8,268,665. As of September 19, 2013 there were 9,567,864 shares of common stock outstanding

LYRIS, INC. AND

SUBSIDIARIES

FORM 10-K—FISCAL YEAR ENDED JUNE 30, 2013

ii

PART I

Forward-Looking Information

This Annual Report on Form 10-K (this ‘‘Annual Report’’ or this ‘‘Form 10-K’’), including the section titled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ (‘‘MD&A’’), contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as ‘‘may,’’ ‘‘will,’’ ‘‘expects,’’ ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘estimates,’’ ‘‘projects,’’ ‘‘predicts,’’ ‘‘targets,’’ ‘‘seeks,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘foresees’’ or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking.

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our Company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict. Therefore, actual results may vary materially from what is expressed in or indicated by the forward- looking statements. The risk factors set forth below under ‘‘Risk Factors,’’ and other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, including the ‘‘Risk Factors’’ sections of our Quarterly Reports on Form 10-Q, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Accordingly, our investors are cautioned not to place undue reliance on these forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.

Further, the forward-looking statements included in this Form 10-K and those included from time to time in our other public filings, press releases, our website and oral and written presentations by management are only made as of the respective dates thereof. We undertake no obligation to update publicly any forward-looking statement in this Form 10-K or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to Lyris, Inc. and its subsidiaries.

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

We manage our operations and allocate resources as a single operating segment. Financial information regarding our operations, assets and liabilities, including our total operating revenues and net losses for the fiscal years ended June 30, 2013 and 2012 and our total assets as of June 30, 2013 and 2012 are included in our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.

Lyris ONE is our cloud-based platform for data-driven digital marketing automation released in September 2012.  Lyris ONE analyzes customer interactive data from structured and unstructured sources, including social, email, mobile and hundreds of enterprise applications, to power digital marketing campaigns that facilitate superior customer engagement and drive revenue. By natively integrating deep customer analytics with real-time data processing and campaign automation, Lyris ONE maximizes the relevancy and value of every customer interaction. Lyris ONE is targeted at the enterprise market.

Lyris HQ is our proven cloud-based digital marketing solution that combines enterprise-class email marketing with web analytics.  Lyris HQ helps marketers manage complex email marketing campaigns and provides real-time access to revenue and conversion events to inform message targeting, relevancy, and timeliness.  Lyris HQ is targeted at the mid-to-large sized enterprise companies.

Lyris ListManager is our on-premises solution for advanced email marketing.  It includes powerful automation features and reporting capabilities, and its flexible and configurable architecture integrates seamlessly with in-house databases so that digital marketers can leverage existing data stores to target customers and prospects more effectively. Lyris ListManager is targeted at the mid to large sized business market

Our solutions help companies increase customer conversions and grow revenues. Real-time customer data defines and automates targeted message flows that facilitate superior customer experiences. Our private cloud technology stack is architected for "big data" to consolidate and analyze large amounts of vital behavioral and transactional information from online activities in order to increase the relevance of every customer message. With more than fifteen years' experience and billions of digital messages processed by our solutions, we are continuously expanding ways companies deliver value to their customers.

Our sales and marketing activities are based in our Emeryville, California headquarters with additional direct sales personnel throughout the United States, Europe, Latin America, and Australia. We also extend our sales reach through a large network of marketing service providers who use our solutions to service their customers. Our dedicated customer success team focuses on retaining and growing existing customers. We deliver services and support that help organizations maximize the value of their digital marketing efforts driven by our solutions.

Our customers operate in many industries, including technology, retail, publishing, entertainment, and telecommunications, and include over 800 organizations such as American Public Media, Collier’s, ESPN, McAfee (Intel), Morgan Stanley, Morningstar, NBCUniversal Media, Nvidia, PennWell, Ryanair, Smith Micro Software, Telstra, Viewsonic, and many others. Over 4,200 additional organizations utilize our solutions through their relationships with our marketing service provider customers.

Our Solutions

Our cross-channel marketing solutions help organizations engage with their customers and prospects in relevant and meaningful ways. We enable users to process real-time data in order to deliver targeted, relevant message flows, and are continuously expanding the ways organizations can deliver value to their customers. In the evolving digital communications market, key benefits of our solutions include:

•	Behavioral targeting powered by tightly integrated analytics: Our platform integrates real-time analytics with email and social media messaging, which empowers marketers to engage with audiences relevantly across multiple channels using personalized information.

•	Automation and real-time communications: Our solutions offer sophisticated automation capabilities that integrate real-time message delivery including triggered drip campaigns, transactional email messages, and web behavioral events (such as web bounce, cart abandon, and transaction completion).

•	Unified, modular, scalable cloud-based architecture: Our platform brings together multiple digital marketing capabilities that may be accessed and used as needed and can scale to meet existing and new customers’ data storage, processing, and performance requirements.

•	Flexible and secure infrastructure: Our infrastructure is designed and developed for secure access and extensibility. Our SaaS solution enables direct data and functional integrations from external systems to our platform to extend value across the enterprise. We enable organizations to access their own systems data on their customers, or map to additional data in customer relationship management systems, call center records, transactional histories, and other silos of unique customer data.

•	Regulatory compliance and best practice message deliverability: We support customer delivery of messages using sophisticated monitoring and management tools, with our deliverability specialists facilitate compliance with commercial standards and industry regulations.

•	Advanced next generation solutions: Lyris ONE, launched September 2012, combines marketing analytics with real-time segmentation to deliver relevant messages at every interaction. Lyris ONE has been developed on a ‘‘big data’’ architecture that enables massively parallel data processing from any relevant data source, and helps marketers identify actionable insights and execute precision targeting across previously inaccessible revenue opportunities.

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

Our Products

Our solutions facilitate customer efficiency, scale, and reliability and offer real-time analytics, advanced segmentation, intelligent targeting, and message flow automation in order to increase the revenue impact of every customer interaction.

•	Lyris ONE is our cloud-based platform for data-driven digital marketing automation released in September 2012. Lyris ONE analyzes customer interactive data from structured and unstructured sources, including social, email, mobile and hundreds of enterprise applications, to power digital marketing campaigns that facilitate superior customer engagement and drive revenue. By natively integrating deep customer analytics with real-time data processing and campaign automation, Lyris ONE maximizes the relevancy and value of every customer interaction. Lyris ONE is targeted at the enterprise market.

•	Lyris HQ is our proven cloud-based digital marketing solution that combines enterprise-class email marketing with web analytics. Lyris HQ helps marketers manage complex email marketing campaigns and provides real-time access to revenue and conversion events to inform message targeting, relevancy, and timeliness.

•	Lyris ListManager is our on-premises solution for advanced email marketing. It includes powerful automation features and reporting capabilities, and its flexible and configurable architecture integrates seamlessly with in-house databases so that digital marketers can leverage existing data stores to target customers and prospects more effectively.

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

Customer Support

We offer multiple levels of support for our SaaS customers. Our ‘‘Core’’ support offering provides on-line self-service and access to minor and major upgrades during the term of the subscription. The second level, referred to as ‘‘Premier’’ support, adds 24/7 telephone support for critical issues. The third level, referred to as ‘‘Premier Plus,’’ includes all ‘‘Core’’ and ‘‘Premier’’ services, as well as a dedicated technical account manager to support a customer’s unique requirements. Our licensed software customers enjoy the same levels of support, except that ‘‘Core’’ also includes telephone support during normal business hours (9:00 AM - 5:00 PM).

Our Services

Our professional services team provides services and support to help our customers define and accomplish their digital marketing goals and objectives and maximize the value of their investments in our product. Whether customers are trying to kick start a multi-channel digital marketing campaign, benchmark their performance against industry best practices for cross-media coordination between social and mobile messaging, troubleshoot deliverability challenges, or simply learn how to use our platform more effectively, our professional services team is available to offer guidance, expertise and solutions to help our customers achieve best-in-class data-driven digital marketing execution and results.

Our professional services include strategic services to analyze, benchmark, build and measure a results-oriented plan to increase the value of our customers’ digital marketing programs; customer success management helps define client business needs and marketing goals, and offer strategic guidance for improving digital marketing performance; campaign services plan, build, create, test, send and optimize marketing campaigns from start to finish; deliverability services examine all aspects of deliverability, from establishing authentication settings to monitoring metrics daily; online, instructor-led and private training to help our customers get the most out of our solutions; and technical services for system integration and application development.

Our Customers

Our customers operate in many key industries, including technology, retail, publishing, entertainment, and telecommunications and include leading organizations such as American Public Media, Collier’s, ESPN, McAfee (Intel), Morgan Stanley, NBC Universal Media, Nvidia, PennWell, Ryanair, Smith Micro Software, Telstra and Viewsonic.

Sales and Marketing

Our sales and marketing activities are based in our Emeryville, California operating headquarters with additional personnel located throughout the United States; Latin America; Australia, and Europe. The sales team is focused on direct sales of subscription-based Lyris HQ, Lyris ONE, and on-premises Lyris ListManager. Our direct sales force targets larger enterprises, as well as marketing service providers that have been successful partners with us. Direct sales are primarily performed by phone by field sales personnel assigned to a region or country with in person follow up and demonstration. Indirect sales are referrals from marketing service provider partners who acquire and service their customers using our solutions. We also have a dedicated customer success team that focuses on retaining and growing existing customer relationships, by up-selling additional products and services and delivering support to help organizations maximize the value of our solutions.

Our global marketing team complements our sales organization through sophisticated content marketing initiatives that serve demand generation activities. Our primary marketing programs include email, social, web, and events. We maintain an active social profile and execute against a public relations strategy to reinforce our brand and generate demand in every region.

Research and Development

Our platform development approach is to offer innovative product solutions that leverage open source technologies to provide scalable SaaS solutions for digital marketing professionals. Our solutions are designed to allow marketers to improve targeting with in-depth analytics, while providing measurable improvements to marketing return on investment. We allocate a substantial portion of our operating expenses to new product development as well as product enhancement. We have established high standards and metrics for developing and testing our products. We have an automated test suite and utilize 24/7 global engineering and quality assurance operations that rapidly deliver high-quality enhancements without service interruptions. We release product enhancements on a quarterly basis. As of June 30, 2013, we have 31 employees dedicated to research and development in the United States.

We incur expenditures in connection with our spend for software product investment. Certain expenditures included in cost of revenues, research and development expense, and the increase in capitalized software collectively represent our product investment.

Product investment for fiscal 2013 and fiscal 2012 was $8.0 million and $10 million, respectively. Product investment for fiscal 2013 consisted of research and development expense of $3.9 million, and the increase in capitalized software of $4.1 million. Product investment for fiscal 2012 consisted of research and development expense of $5.9 million, and the increase in capitalized software of $4.1 million related to our new platform development initiatives.

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

Our applications are written in C, PHP, Java and JavaScript, and we use commercially-available hardware and a combination of proprietary and commercially-available software, including Microsoft SQL, MySQL, Hadoop, MongoDb, Microsoft Windows and Linux. We own substantially all of the hardware deployed in data centers where we locate our infrastructure. We utilize third- party hosting facilities in the United States located in California (Milpitas and Sunnyvale), and United Kingdom (Maidenhead). These facilities provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by onsite electrical generators and fire detection and suppression systems. We continuously monitor the performance and availability of our software applications using automated robot tools that help ensure our software is operating within appropriate performance benchmarks. In addition, our system engineers proactively monitor the status and effectiveness of our applications. We offer a high-availability, scalable infrastructure that is redundant within each data center, including network teaming that includes multiple upstream internet connections. Our approach also utilizes load-balanced web server pools, redundant interconnected network switches and firewalls, intrusion detection, and fault-tolerant storage devices. Production data is backed up on a daily basis and stored in multiple locations to help ensure transactional integrity and restoration capability. We use third-party firms to perform security audits that test our applications and infrastructure security.

Our Competition

The market for digital marketing software is highly fragmented, competitive, and rapidly evolving. Moreover, customer requirements vary considerably based on the size and profile of each organization. Barriers to entry can be low, particularly in segments focused on a single marketing channel. We compete with a wide variety of technology vendors and service providers. To a lesser extent, we compete with internally developed and maintained solutions. Our primary competitors include BlueHornet (a subsidiary of Digital River, Inc.), E-Dialog, Inc. (a subsidiary of eBay, Inc.), Epsilon Data Management LLC (a subsidiary of Alliance Data Systems Corporation), Eloqua Corporation, ExactTarget, Inc., Experian CheetahMail, Responsys, Inc., Silverpop Systems Inc., StrongView Systems, Inc., Yesmail (a division of infoGROUP Inc.), and the Unica subsidiary of IBM. We believe the principal competitive factors in our markets include:

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

Government Regulation

Email regulations

Email has been the subject of regulation by local, state, federal and foreign governments. The CAN-SPAM Act of 2003 established national standards in the U.S. for commercial email. The Federal Trade Commission (‘‘FTC’’) enforces the provisions of the CAN-SPAM Act of 2003.

The CAN-SPAM Act of 2003 defines spam as ‘‘any electronic mail message the primary purpose of which is the commercial advertisement or promotion of a commercial product or service (including content on an internet website operated for a commercial purpose).’’ The CAN-SPAM Act of 2003 exempts ‘‘transactional or relationship messages.’’ The provision permits email marketers to send unsolicited commercial emails that contain, among other requirements, the following: an opt-out mechanism; a valid subject line and header (routing) information; and the legitimate physical address of the mailer.

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

Privacy/data security regulations

We are subject to a number of federal, state and foreign laws and regulations regarding data governance and the privacy and protection of member data that affect companies conducting business on the internet. In the area of information security and data protection, many governments have passed laws requiring notification to users when there is a security incident that results in unauthorized disclosure of their sensitive personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards to protect data as it is in transit. The costs of compliance with these laws are expected to increase in the future as a result of changes in interpretation and continued data incidents that lead to additional legislation and regulation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities and may result in fines to our clients and us.

Intellectual Property

Our intellectual property is an essential element of our business. We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.

We were awarded a patent on ClickTracks technology that covers the display of statistical data overlaid on the website as well as the automatic parameter masking used to define relevant page identifying URLs. This patent expires in 2024. This technology displays metrics about website visitors directly onto the site itself, allowing easy analysis and interpretation. We plan to file a number of new patents related to our current development platform.

Lyris is our registered trademark in the United States, and the Lyris logo and all of our product names are our trademarks. Our U.S. registered trademarks include: LYRIS and CLICKTRACKS, in United States on behalf of Clicktracks. CLICKTRACKS is also registered in China . Other trademarks appearing in this Annual Report are the property of their respective holders.

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

In our subscription agreements with our clients, we typically agree to indemnify our clients against any losses or costs incurred in connection with claims by a third party alleging that a client’s use of our services infringes the intellectual property rights of the third party. Companies in the software industry, including those that provide SaaS solutions, frequently face infringement threats from non-practicing organizations filing lawsuits for patent infringement.

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

Employees

As of June 30, 2013, we had 150 employees. Our employees are not represented by any labor union and we are not aware of any current activity to organize any of our employees.

Facilities

Our corporate headquarters, including our principal administrative, marketing, and technical support departments, are located in Emeryville, California, where we lease approximately 31,193 square feet under an agreement that expires March 31, 2016. During the fourth quarter of fiscal 2013, we moved our research and development department into our Emeryville office. We still maintain an office in San Jose, California where we lease approximately 9,753 square feet under an agreement that expires in 2014. We also maintain smaller leased regional offices in Sydney, Australia; Buenos Aires, Argentina, São Paulo, Brazil; and London, U.K.

Our system hardware is co-located in three third-party operated hosting facilities two in California (Milpitas and Sunnyvale), and one in the United Kingdom (Maidenhead). We do not own any real property. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services than we can, may have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. In some cases, these companies may choose to offer digital marketing applications at little or no additional cost to the customer by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our cross- channel, SaaS digital marketing solutions and related professional services could decline and adversely affect our business, operating results and financial condition.

We have a recent history of losses, and we may not return to or sustain profitability in the future.

We incurred net losses of $7.0 million for fiscal 2011, $10.5 million for fiscal 2012 and $0.3 million for fiscal 2013. In recent years, we have made substantial investments in research and development, infrastructure, international expansion and acquisitions to support anticipated future revenue growth. In the past, we have not been in compliance with our liquidity covenants under our credit agreements and we may not be in compliance with the liquidity covenant or other financial covenants in our credit agreements in the future. We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. While our revenue has grown in recent periods, such revenue growth may not be indicative of our future performance, and may not be sustainable. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this Annual Report.

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

In addition to our direct sales team, we also extend our global sales distribution through relationships with marketing service providers. These providers do not have exclusive relationships with us, and we cannot be certain that these partners will prioritize or provide adequate resources for selling our solutions. Establishing and retaining qualified partners and training them in our solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners, or if we are unable to maintain successful relationships with them, our business could be adversely affected.

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

A key component of our growth strategy involves the further expansion of our operations and customer base internationally. In recent years, we have added direct sales personnel in Europe, Latin America, and Australia, and opened offices in London, Buenos Aires, Brazil and Sydney. As we continue to expand the sales of our solutions to customers outside the United States, our business will be increasingly susceptible to risks associated with international operations. Among the risks and challenges we believe are most likely to affect us with respect to international expansion are:

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

Our strategy is to sell our cross-channel, digital marketing solutions to organizations of all sizes, but to focus on selling our SaaS solutions. Our profit margins can vary depending on numerous factors, including the number of customers using our SaaS (Lyris HQ and Lyris ONE) solutions, the number of customers using our legacy products, complexity and frequency of their use, the level of utilization, the volume of messages sent, the amount of stored data and the level of professional services and support required by a customer. For example, if we are not successful in a smooth migration of customers using our legacy products to SaaS solutions, we could lose customers or fail to maximize profits resulting from customers who continue to use our legacy products rather than our newest offering. In addition, we will have to use resources to continue to support our customers who use our legacy products. Because our professional services offerings typically have a higher cost of revenue than subscriptions to our SaaS solutions, any increase in sales of professional services may have an adverse effect on our overall gross profit margin and operating results. Enterprise organizations generally require more professional services compared to small businesses and medium-sized companies and, as a result, the overall margin for our enterprise engagements may be lower. We supplement our internal professional services team with third parties to provide professional services, and our goal is to expand these relationships over time. We also will need to increase our sales reach and add direct sales personnel to sell our SaaS solutions to new customers. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our customers changes, our profit margins could decrease and our operating results could be adversely affected.

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

We have been dependent on our customers’ use of email as a channel for digital marketing, and any decrease in the use of email for this purpose would harm our business, growth prospects, operating results and financial condition.

Historically, our customers have used our digital marketing solutions primarily for email-based digital marketing to consumers who have given our customers permission to send them emails. We expect that email will continue to be the primary digital marketing channel used by our customers for the foreseeable future. Should our customers lose confidence in the value or effectiveness of email marketing, or if other interactive channels are perceived to be more effective than email marketing, the demand for our solutions may decline. A number of factors could adversely affect our customers’ assessment of the value or effectiveness of email marketing, including continual growth in the number of emails consumers receive on a daily basis, the inability of internet service providers (‘‘ISPs’’) to prevent unsolicited bulk email, or ‘‘spam,’’ from overwhelming consumers’ inboxes, security concerns regarding viruses, worms or similar problems affecting internet and email utilization and increased governmental regulation or restrictive policies adopted by ISPs that make it more difficult or costly to utilize email for marketing communications.

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

Our cross-channel, digital marketing solutions are inherently complex and may contain defects or errors, which may cause disruptions in availability or other performance problems that could include prolonged down-time. Any such errors, defects, disruptions in service or other performance problems, whether in connection with day-to-day operations, bug fixes, upgrades or otherwise, could be costly for us to remedy, damage our customers’ businesses and harm our reputation. In addition, if we have any such errors, defects, disruptions in service or other performance problems, our customers could terminate their agreements, elect not to renew their subscriptions, delay or withhold payment, or make claims against us. Any of these actions could result in lost business, increased insurance costs, difficulty in collecting our accounts receivable and costly litigation. Such errors, defects or other problems could also result in reduced sales or a loss of or delay in the market acceptance of our solutions.

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

Our technology currently uses cookies, which are small files of information placed on an internet user’s computer, to collect information about the user’s visits to the websites of our customers. Third- party software and our own technology make it easy for users to block or delete our cookies. Several software programs, sometimes marketed as ad-ware or spyware detectors, block our cookies by default or prompt users to delete or block our cookies. If a large proportion of users delete or block our cookies, this could undermine the value of the data that we collect for our customers and could negatively impact our ability to deliver accurate reports to our customers, which would harm our business.

Changes in web browsers may also encourage users to block cookies. Microsoft, for example, frequently modifies its Internet Explorer web browser. Some modifications by Microsoft could substantially impair our ability to use cookies for data collection purposes. If that happens and we are unable to adapt our technology and practices adequately in response to changes in Microsoft’s technology, then the value of our services will be substantially impaired. Furthermore, some of the unique device identifier or mobile platform providers are restricting the use of identifiers in mobile apps for the purpose of collecting user information. For example, in March 2013 Apple informed developers that starting May 1, 2013 the App Store will no longer accept new apps or app updates that access the device’s unique identifier (UDID). If we are not up to speed with these changes to collection on mobile devices, our services and products will be impaired. Additionally, other technologies could be developed that impede the operation of our services. These developments could prevent us from providing our services to our customers or reduce the value of our services.

In addition, laws regulating the use of cookies by us and our customers could also prevent us from providing our services to our customers or require us to employ alternative technology. A European Union directive implemented by member countries requires us to tell users about cookies placed on their computers, describe how we and our customers will use the information collected and offer users the right to refuse a cookie. The requirement to obtain users’ consent has been implemented differently across the EU member states. Some countries, like the United Kingdom, permit companies to imply consent from the user’s proceeding on the website and continuing navigation, so long as the user was first clearly informed about how cookies are used without disabling them. Some other countries, like France and the Netherlands, currently require that the user’s consent must be obtained prior to the placement of cookies for targeted advertising purposes. In guidance published in April 2012, the French data protection authority interpreted the French law to require the controller of any processing that sets cookies, or a third party designated by the controller, to inform the user of the purpose of the cookie and to ask if the user accepts the storage of the cookie on his/her computer prior to any processing of user data for targeted advertising purposes, among other requirements.

We are required to obtain consent before delivering a cookie and the use or effectiveness of cookies is limited, we are required to switch to alternative technologies to collect user profile information, which may not be done on a timely basis, at a reasonable cost or at all.

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our solutions and our ability to conduct business.

Our customers rely on email to communicate with their customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain ‘‘blacklists’’ of companies and individuals, and the websites, ISPs and internet protocol addresses associated with those entities or individuals, who do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

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

Evolving domestic and international data privacy regulations may restrict our customers’ ability to solicit, collect, process, disclose and use personal information or may increase the costs of doing so, which could harm our business.

Federal, state and foreign governments and supervising authorities have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure, or use of consumers’ personal information. Evolving regulations regarding personal data and personal information, in the European Union and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require companies to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by such companies, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for certain purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of specific technologies, such as those that track individuals’ activities on web pages or record when individuals click on a link contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, web browsing data and personal information, which may reduce demand for our solutions. Changing industry standards and industry self-regulation regarding the collection, use and disclosure of data may have similar effects. Existing and future privacy and data protection laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may also negatively affect the public’s perception of digital marketing, including marketing practices of our customers. If our solutions are perceived to cause, or are otherwise unfavorably associated with, invasions of privacy, whether or not illegal, we or our customers may be subject to public criticism. Public concerns regarding data collection, privacy and security may also cause some consumers to be less likely to visit our customers’ websites or otherwise interact with our customers, which could limit the demand for our solutions and inhibit the growth of our business.

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

To remain a leading provider of cross-channel, SaaS digital marketing solutions, we must continue to invest in research and development of new solutions and enhancements to our existing solutions. The process of developing new technologies, products and services is complex and expensive. Our industry is characterized by rapidly changing technologies, standards, regulations and customer requirements and frequent product enhancements and introductions. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new industry standards could render our solutions obsolete or less effective. In addition, other means of digital marketing may be developed or adopted in the future, and our solutions may not be compatible with these new marketing channels. The success of any enhancement or new solution depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any new solution or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to anticipate customer requirements, successfully develop or acquire new solutions or features in a timely manner or enhance our existing solutions to meet our customers’ requirements, our business and operating results may be adversely affected.

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

We currently serve our customers from third-party data center hosting facilities located in California (Milpitas and Sunnyvale) and the United Kingdom (Maidenhead), with backup data storage provided remotely by Iron Mountain. Although our network infrastructure is generally redundant in each of our data centers, our data storage and operational capabilities are not fully redundant across data centers. The owners and operators of these facilities do not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. We do not control the operation of these facilities, and such facilities are vulnerable to damage or interruption from a tornado, earthquake, fire, cyber-attack, terrorist attack, power loss, telecommunications failure or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions. If for any reason our arrangement with one or more of the third-party data centers we use is terminated, we could incur additional expense in arranging for new facilities and support. In addition, the failure of the data centers to meet our capacity requirements could result in interruptions in the availability of our SaaS solutions or impair the functionality of our SaaS solutions, which could adversely affect our business.

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

Our operations involve the storage and transmission of customer and consumer data, and security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, that could damage our reputation, impair our sales and harm our business. Cyber-attacks and other malicious internet-based activity continue to increase, and platform providers of digital marketing services have been targeted. Our security measures and the contractual restraints we maintain to prevent our customers from loading sensitive health, personal and financial information into our SaaS solution may not be sufficient to prevent the storage of such information on our systems or to prevent our systems from being compromised. We do not regularly monitor or review the content that our customers upload and store and, therefore, do not control the substance of the content within our hosted environment. If customers use our cross-channel, digital marketing solutions for the transmission or storage of personally identifiable information and our security measures are compromised as a result of third- party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation and our business could be harmed and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. If we do not meet customers’ expectations with respect to security and confidentiality, our reputation could be seriously damaged and our ability to retain customers and attract new business could be harmed.

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

We may not be able to scale our infrastructure quickly enough to meet our customers’ growing needs and, even if we can, our operations may be disrupted or our operating results could be harmed.

As usage of our cross-channel, SaaS digital marketing solutions grows and as customers use our solutions for more advanced digital marketing programs, we will need to devote additional resources to improving our application architecture and our infrastructure to maintain our solutions’ performance. Any failure of or delays in our systems could cause service interruptions or impaired system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to customers, result in decreased sales to new customers and lower renewal rates by existing customers, which could hurt our revenue growth and our reputation. We also may need to expand our hosting operations at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new SaaS solutions. Similarly, our international expansion efforts could require us to use data centers located outside the United States. We may not be able to scale our existing systems in a manner that is satisfactory to our existing or prospective customers. In addition, any such expansion will require management time and support, could be expensive and complex, could result in inefficiencies, unsuccessful data transfers or operational failures, could reduce our margins and could adversely impact our financial results. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all.

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

Our sales efforts involve educating prospective customers and our existing customers about the use, technical capabilities and benefits of our solutions. Some customers, particularly in the enterprise market, undertake a prolonged solution-evaluation process, which frequently involves not only our solutions but also those of our competitors. As we continue to pursue enterprise customers, we may face greater costs, longer sales cycles and less predictability in completing such sales. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. It is also difficult to predict the level and timing of sales that come from our indirect sales channel of marketing service providers since these resellers do not exclusively sell our solutions. Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results.

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

Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us. The U.S. economy and other key international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our digital marketing solutions and services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown worldwide, in the United States, or in our industry.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in the last two fiscal years, we have experienced significant turnover in our management team, including our Chief Executive Officer, and many of our current executive officers and key employees are new. As a result, we may face challenges in effectively managing our operations during this period of transition. If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to effectively manage our business may be impacted. We also are dependent on the continued service of our existing development professionals because of the complexity of our solutions. We may terminate any executive officer’s employment at any time, with or without cause, and any executive officer may resign at any time, with or without cause. We do not maintain key person life insurance on any of our employees. The loss of any of our key employees could harm our business.

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

We cannot predict whether the use of our digital marketing solutions would expose us to liability under applicable laws or subject us to other regulatory action. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending against such claims or our reputation may be damaged. If we are found liable in connection with our customers’ activities, we could be required to pay fines or penalties, redesign our digital marketing solutions or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could reduce the effectiveness of our solutions or increase our operating expenses to the extent these laws subject us to financial penalties.

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the ‘‘CAN-SPAM Act’’) regulates commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act obligates each sender of commercial emails to allow recipients to opt-out of receiving future emails from the sender.

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

As internet commerce continues to evolve and grow, increasing regulation by federal, state or foreign governments may become more likely In addition, the collection of user information from mobile devices is attracting increasing scrutiny. In January 2013, the California Attorney General issued a report that specifically focuses on privacy issues in the mobile ecosystem, which report recommended, among other things, minimizing consumer surprise by supplementing the general privacy policy with enhanced measures to alert users and give them control over data practices that are not related to an app’s basic functionality or that involve sensitive information. Other state attorneys general have expressed a similar interest in active enforcement in this area. In particular, the collection and use of certain types of information available through mobile devices, such as geo-location data, may in the future become more problematic or subject to stricter requirements. The cost to comply with such laws or regulations could be significant and would increase our operating expenses. We may be unable to pass along those costs to our customers in the form of increased subscription fees. If such restrictions require us to change one or more aspects of the way we operate our business, it could impair our ability to attract and retain customers or otherwise harm our business.

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

We are subject to laws and regulations applicable to doing business over the internet. It is often not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet, as these laws have in some cases failed to keep pace with technological change. Recently-enacted laws governing the internet could also impact our business. For instance, existing and future regulations on taxing internet use or restricting the exchange of information over the internet could result in reduced growth or a decline in the use of the internet and could diminish the viability of our services. Furthermore, it is possible that governments of one or more countries may censor, limit or block certain users’ access to websites or other social media services. Changing industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects. Any such adverse legal or regulatory developments could substantially harm our operating results and our business.

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

In some cases, litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting less-advanced or more-costly technologies into our solutions or harm our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we could license that technology on commercially reasonable terms or at all.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in our industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third- party claims or rights against their use. As a result, our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, we have received threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others, and we may be found to be infringing upon such rights.

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

In our customer agreements, we agree to indemnify our customers against any losses or costs incurred in connection with claims by a third party alleging that a customer’s use of our services infringes the intellectual property rights of the third party. Companies in the software industry, including those that provide digital marketing solutions, frequently face infringement threats from non-practicing organizations (sometimes referred to as ‘‘patent trolls’’) filing lawsuits for patent infringement. In the past, we have been notified of claims brought against our customers for infringement by such a patent troll and have requested indemnification or indicated that they may seek redress from us under the indemnification provisions of our contracts with them. Other customers facing infringement claims who are accused of infringement may in the future seek indemnification from us under the terms of our contracts. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.

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

The functionality of our solutions depends on our ability to integrate them with third-party applications and data management systems used by our customers to obtain consumer data. In addition, we rely on access to third-party application programming interfaces (‘‘APIs’’) to provide our social media channel offerings through social media platforms. Third-party providers of marketing applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in a manner adverse to us. Such changes could limit our ability to integrate or could prevent us from integrating our software with these third-party applications and platforms, which could impair the functionality of our software and harm our business. Further, if we fail to integrate our software with new third-party applications and platforms that our customers use for marketing purposes, or if we fail to adapt to the data transfer requirements of such third-party applications and platforms, demand for our solutions could decrease, which would harm our business and operating results.

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

As of June 30, 2013, we had $161.2 million of net operating loss carry-forwards. Utilization of these net operating loss carry-forwards depends on many factors, including our future income, which cannot be assured. Our loss carry-forwards begin to expire in 2019. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have undergone one or more ownership changes as a result of prior financings. Future ownership changes, or future regulatory changes may limit our ability to utilize our net operating loss carry-forwards. To the extent we are not be able to offset our future income against our net operating loss carry-forwards, this would adversely affect our operating results and cash flows.

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

Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the Financial Accounting Standards Board (‘‘FASB’’) continues to consider applicable accounting standards in this area.

Catastrophic events may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of a tornado, earthquake, fire, cyber-attack, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in the delivery of our customers’ digital marketing communications, reputational harm and loss of critical data or could prevent us from providing our digital marketing solutions to our customers. Our system hardware is co-located in three data centers operated by third parties with two in California (Milpitas and Sunnyvale) and one in the United Kingdom (Maidenhead). A catastrophic event that results in the destruction or disruption of any of these data centers, or our network infrastructure or information technology systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

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

Our stock price has experienced high volatility, may continue to be volatile and may decline. The market price of our common stock may fluctuate significantly in response to many factors, many of which are beyond our control. In addition to the other risk factors described herein, these factors include:

•	actual or anticipated fluctuations in our revenue and other operating results;

•	the financial guidance we may provide to the public, any changes in such guidance, our failure to meet any such guidance or any changes in analysts’ recommendations;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of software or other technology companies, particularly companies in our industry;

•	the addition or loss of significant customers;

•	fluctuations in the trading volume of our common stock or the size of our public float;

•	announcements by us with regard to the effectiveness of our internal controls and our ability to accurately report our financial results;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	general economic, legal, regulatory and market conditions unrelated to our performance;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the ‘‘DGCL’’). In general, Section 203 prohibits a publicly-held Delaware corporation from engaging in a ‘‘business combination’’ with an ‘‘interested stockholder’’ for three years following the time that such stockholder becomes an interested stockholder, unless the business combination is approved in a prescribed manner. A ‘‘business combination’’ includes, among other things, a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An ‘‘interested stockholder’’ is a person who, together with affiliates and associates, owns, or did own, within three years prior to the determination of interested stockholder status, 15% or more of a corporation’s voting stock.

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

Our certificate of incorporation also restricts any stock ownership that would cause a person or group of persons to be a five percent stockholder within the meaning of Section 382 of the Internal Revenue Code.

Our directors, executive officers and principal stockholders collectively own approximately 66% of our outstanding common stock and will continue to have substantial control over the company.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 66% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal administrative, marketing, and technical support departments, are located in Emeryville, California, where we lease approximately 31,193 square feet under an agreement that expires March 31, 2016. During the fourth quarter of fiscal 2013, we moved our research and development department into our Emeryville office. We still maintain an office in San Jose, California where we lease approximately 9,753 square feet under an agreement that expires in 2014. We also maintain smaller leased regional offices in Sydney, Australia; Buenos Aires, Argentina, São Paulo, Brazil; and London, U.K.

Our system hardware is co-located in third-party operated hosting facilities in California (Milpitas, and Sunnyvale) and the United Kingdom (Maidenhead). We do not own any real property. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our former Chief Executive Officer, one other employee, several current or former directors, and certain of our stockholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs allege various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs seek unspecified damages, punitive damages, costs, and injunctive relief. The lawsuit was dismissed in April, 2013 however the Burts’ filed an amended complaint in May, 2013. As of June 30, 2013, we are awaiting a ruling from the court.

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

Our common stock is currently traded on the OTC Bulletin Board under the symbol ‘‘LYRI’’.

The following table sets forth the high and low bid prices of our common stock on the applicable market for the quarterly periods indicated. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ending	Low	High
June 30, 2013	$1.55	$2.50
March 31, 2013	$1.76	$2.50
December 31, 2012	$1.65	$3.00
September 30, 2012	$1.75	$3.16
June 30, 2012	$1.35	$3.50
March 31, 2012	$0.97	$3.00
December 31, 2011	$1.20	$2.62
September 30, 2011	$1.50	$4.20

Our common stock has experienced periods, including extended periods, of limited or sporadic quotations. Under such circumstances there is no established trading market for our common stock. As of August 30, 2013, there were 471 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements. Our fiscal year ends on June 30, and references throughout this Annual Report to a given year are to our fiscal year ended on that date. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed above in the section entitled “Item 1A. Risk Factors.”

Overview

We are a leading provider of digital marketing software solutions that help organizations engage with their customers across multiple interactive channels. Our solutions empower marketers to design, automate and optimize data-driven campaigns that generate superior engagement, increased business value through greater customer conversions and measurable return on marketing investment. Our Lyris HQ, Lyris ONE and Lyris ListManager solutions improve marketing efficiency by providing campaign management and automated message delivery, using robust segmentation and analytics driven by real-time social, mobile and web interactions. Lyris HQ and Lyris ONE are offered as an in-the-cloud solution for enterprises while Lyris ListManager is offered as an on-premises solution primarily for the mid to large sized business market.

Lyris ONE is our next-generation cloud-based platform for data-driven digital marketing automation released in September 2012.  Lyris ONE analyzes customer interactive data from structured and unstructured sources, including social, email, mobile and hundreds of enterprise applications, to power digital marketing campaigns that facilitate superior customer engagement and drive revenue. By natively integrating deep customer analytics with real-time data processing and campaign automation, Lyris ONE maximizes the relevancy and value of every customer interaction. Lyris ONE is targeted at the enterprise market.

Lyris HQ is our proven cloud-based digital marketing solution that combines enterprise-class email marketing with web analytics.  Lyris HQ helps marketers manage complex email marketing campaigns and provides real-time access to revenue and conversion events to inform message targeting, relevancy, and timeliness.  Lyris HQ is targeted at mid-to-large size enterprise companies.

Lyris ListManager is our on-premises solution for advanced email marketing.  It includes powerful automation features and reporting capabilities, and its flexible and configurable architecture integrates seamlessly with in-house databases so that digital marketers can leverage existing data stores to target customers and prospects more effectively. Lyris ListManager is targeted at the mid to large sized business market.

Our solutions help companies increase customer conversions and grow revenues. Real-time customer data defines and automates targeted message flows that facilitate superior customer experiences. Our private cloud technology stack is architected for “big data” to consolidate and analyze large amounts of vital behavioral and transactional information from online activities in order to increase the relevance of every customer message. With more than fifteen years' experience and billions of digital messages processed by our solutions, we are continuously expanding ways companies deliver value to their customers.

The majority of our revenues are recurring, comprised of subscription revenue and support and maintenance revenue. We derive revenue from subscriptions to our SaaS solutions (Lyris HQ and Lyris ONE), software (Lyris ListManager), support and maintenance, and related professional services.

Financial Summary

Highlights of our recent financial performance include:

•	Recurring revenue, consisting of subscription revenue and support and maintenance revenue, represented 89% of total revenues in fiscal 2013, compared with 85% in fiscal 2012.

•	Lyris HQ subscription revenue grew from $20.3 million in fiscal 2012 to $21.7 million in fiscal 2013.

•	Operating expenses, excluding non-cash impairment charges, decreased $3.1 million, or 12.3%, to $22.0 million in fiscal 2013 from $25.1 million in fiscal 2012.

•	Our interest expense decreased 44% compared to fiscal 2012 as a result of a lower average outstanding debt balance.

•	Cost of revenue in fiscal 2013 was relatively unchanged from fiscal 2012.

Results of Operations for Fiscal 2013 and Fiscal 2012

The following table summarizes our consolidated statements of operations data as a percentage of total revenues for the periods presented:

	Years Ended June 30,
	2013	2012

Subscription revenue	78%	75%
Support and maintenance revenue	11%	10%
Professional services revenue	7%	11%
Software revenue	4%	4%
Total revenues	100%	100%
Cost of revenues	39%	37%
Gross profit	61%	63%
Operating expenses:
Sales and marketing	27%	23%
General and administrative	22%	23%
Research and development	11%	15%
Amortization of customer relationships and trade names	1%	4%
Impairment of goodwill	0%	23%
Impairment of capitalized software	0%	1%
Total operating expenses	61%	89%
Income (loss) from operations	0%	(26)%
Interest expense	(1)%	(1)%
Interest income	0%	0%
Other (expense) income, net	(1)%	0%
Loss from operations before income taxes	(1)%	(27)%
Income tax (benefit) provision	0%	0%
Net loss	(1)%	(27)%
Less: Net loss attributable to noncontrolling interest	0%	0%
Net loss attributable to Lyris, Inc.	(1)%	(27)%

Revenues

We recognize revenues from subscriptions, support and maintenance, professional services, and licensing of our software products to our customers. Revenues for fiscal 2013 and fiscal 2012 were:

	Years Ended June 30,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Subscription revenue
Lyris HQ revenue	$21,718	$20,295	$1,423	7%
Legacy revenue	6,620	8,910	(2,290)	(26)%
Total subscription revenue	28,338	29,205	(867)	(3)%
Support and maintenance revenue	3,923	3,778	145	4%
Professional services revenue	2,436	4,059	(1,623)	(40)%
Software revenue	1,487	1,737	(250)	(14)%
Total revenues	$36,184	$38,779	$(2,595)	(7)%

Subscription revenue

Subscription revenue consists primarily of revenue from Lyris ONE, Lyris HQ, and legacy products which are in the process of reaching their end of life. We did not recognize material amounts of revenue from Lyris ONE, which was introduced in September 2012. Subscription revenue was $28.3 million or 78% of total revenue for fiscal 2013, compared to $29.2 million or 75% of total revenue for fiscal 2012, a decrease of $0.9 million or 3%.

Subscription revenue related to Lyris HQ increased $1.4 million versus the prior year, primarily as a result of sales to new customers and migration from our legacy product to Lyris HQ. Subscription revenue related to legacy products decreased $2.3 million compared to the prior year, primarily due to termination of contracts with low priced subscriptions and management’s decision to phase out low margin legacy products.

Support and Maintenance Revenue

Support and maintenance revenue consists of customer service and support for our products. Support and maintenance revenue was $3.9 million or 11% of our revenue for fiscal 2013, compared to $3.8 million or 10% for fiscal 2012, an increase of $0.1 million or 4%. Support and maintenance revenue increased as a result of our proactive effort to update existing customer support, new customers and customer upsells.

Professional Services Revenue

Professional services revenue consists of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $2.4 million or 7% of our total revenue for fiscal 2013, compared to $4.0 million or 11% of our total revenue for fiscal 2012, a decrease of $1.6 million or 40%. Professional services revenue decreased due to management’s decision to terminate our low margin list building service from our Cogent acquisition in June 2011, customer turnover and customers migrating from professional to subscription based service.

Software Revenue

Software revenue consists of revenue from perpetual licensing rights of our software that we sell to our customers. Software revenue was $1.5 million or 4% of our total revenue for fiscal 2013, compared to $1.7 million or 4% for fiscal 2012, a decrease of $0.2 million or 14%.

Cost of revenues

Cost of revenues consists of the amortization of intangible assets related to internally developed software to support our cloud-based marketing products, amortization of our intangibles and software acquired from our strategic acquisitions, payroll-related expenses related to our engineers assigned to product and revenue-support projects, data center and depreciation costs associated with our supporting hardware, various support costs such as website development, processing fees, and allocated overhead.

	Years Ended June 30,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Cost of revenues	$14,010	$14,170	$(160)	(1)%

Cost of revenues was $14.0 million or 39% of our total revenues for fiscal 2013, compared to $14.2 million or 37% of our total revenues for fiscal 2012, a decrease of $0.2 million or 1%. Fiscal 2013 cost of revenues was relatively flat compared to fiscal 2012, reflecting a $0.9 million increase in amortization and depreciation primarily associated with internally developed software and a $1.0 million increase in compensation as a result of increased support team hiring, offset by a $0.9 million decrease in facilities expense due to data center consolidation, $0.5 million lower publisher payments resulting from our termination of low margin marketing service, $0.5 million decrease in overhead cost, and $0.2 million decrease in recruiting fees.

Gross Profit and Gross Margin

	Years Ended June 30,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Gross profit	$22,174	$24,609	$(2,435)	(10)%

Gross profit was $22.2 million for fiscal 2013, compared to $24.6 million for fiscal 2012, a decrease of $2.4 million or 10%. As a percentage of total revenue, gross margin decreased to 61% for fiscal 2013 from 63% from fiscal 2012. Decrease in gross margin is primarily related to decrease in revenue.

Operating Expenses

Operating expenses for fiscal 2013 and 2012 were:

	Years Ended June 30		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Sales and marketing	$9,858	$8,999	$859	10%
General and administrative	8,114	8,916	(802)	(9)%
Research and development	3,845	5,893	(2,048)	(35)%
Amortization and impairment of customer relationships and trade names	202	1,336	(1,134)	(85)%
Impairment of goodwill	-	9,000	(9,000)	(100)%
Impairment of capitalized software	-	385	(385)	(100)%
Total operating expenses	$22,019	$34,529	$(12,510)	(36)%

Sales and Marketing

Sales and marketing expense consists of employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense was $9.9 million for fiscal 2013, compared to $9.0 million for fiscal 2012, an increase of $0.9 million or 10%. As a percentage of total revenue, sales and marketing expense increased to 27% for fiscal 2013 from 23% for fiscal 2012. During fiscal 2012, we reorganized our sales and marketing department. The overall effect of the reorganization was an increase of $1.3 million in our sales and marketing workforce expense. Overhead expense increased $0.1 million due to our increase in our sales and marketing workforce in fiscal 2013. Our increase is offset by a decrease of $0.5 million in reduction in spending for advertising and other promotional programs.

General and Administrative

General and administrative expense consists of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense was $8.1 million for fiscal 2013, compared to $8.9 million for fiscal 2012, a decrease of $0.8 million or 9%. As a percentage of total revenue, general and administrative expense decreased to 22% for fiscal 2013 from 23% for fiscal 2012. The decrease in general and administrative expense was primarily related due to $0.4 million decrease in consulting and outside service expense, $0.4 million decrease in finance fees for the filing and subsequent withdrawal of the registration statement, $0.3 million lower bad debt expense and $0.1 million lower overhead expense. These decreases were offset in party by the increase of $0.4 million in salary expense, of which $0.1 million is related to severance payments.

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

Research and development expense was $3.9 million for fiscal 2013, compared to $5.9 million for fiscal 2012, a decrease of $2.0 million or 35%. As a percentage of total revenue, research and development decreased to 11% for fiscal 2013 from 15% for fiscal 2012. The decrease in research and development was primarily related to a $2.6 million decrease in engineering compensation and benefits as we capitalized internally developed software related to Lyris ONE, followed by a $0.6 million increase allocation of facilities costs related to increased engineering headcount.

Amortization of Customer Relationships and Trade Names

Amortization of customer relationships and trade names expense consists of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense was $0.2 million for fiscal 2013 compared to $1.3 million for fiscal 2012, a decrease of $1.1 million, or 85%. As a percentage of total revenues, amortization of customer relationships and trade names expense decreased to 1% for fiscal 2013 from 4% for fiscal 2012.

The decrease in amortization of customer relationships and trade names expense was primarily due to an impairment of $0.8 million for the Uptilt and Sparklist trade names, net of amortization in same period for fiscal 2012 and full amortization of three customers in October 2011.

Impairment of Capitalized Software

Impairment of capitalized software consists of internal-use software, which was intended to provide a major feature upgrade to Lyris HQ. Internal-use software had been in the application development stage since the fourth quarter of fiscal 2011. Throughout the life of the project, $0.4 million in costs have been accounted for as capitalized software. In the second quarter of fiscal 2012, we focused our research and development efforts on the new Lyris ONE initiative, resulting in the recording of an impairment charge of $0.4 million related to the termination of other development projects. During fiscal 2013, we analyzed our capitalized software and determined no impairment charge was needed.

Impairment of Goodwill

The following table outlines our goodwill, by acquisition:

	As of June 30,
	2013	2012
	(In thousands)
Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

We performed our annual impairment testing of goodwill at June 30, 2013 and determined that the estimated fair value of our reporting unit was in excess of its carrying value; accordingly, therefore no impairment charge was recorded in fiscal 2013.

In fiscal 2012, we determined that the goodwill associated with the acquisitions of Lyris Technologies on May 12, 2005 and Email Labs on October 12, 2005 exceeded their fair value. We recorded $9.0 million in impairment of goodwill in fiscal 2012.

See Note 6 ‘‘Goodwill’’ of the Notes to Consolidated Financial Statements.

Interest Expense

	Years Ended June 30,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Interest expense	$(222)	$(396)	$174	(44)%

Interest expense relates to our revolving line of credit with the Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense was $0.2 million for fiscal 2013 compared to $0.4 million for fiscal 2012, a decrease of $0.2 million or 44%. The decrease in interest expense was primarily due to a lower average balance in our revolving line of credit of $1.5 million for fiscal 2013 compared to an average balance of $4.1 million for fiscal 2012.

Income Tax Provision

For fiscal 2013 and fiscal 2012, our effective tax rates were 3.7% and (1.6%), respectively. For additional information about income taxes, see Note 10 ‘‘Income Taxes’’ of the Notes to Consolidated Financial Statements.

Liquidity, Capital Resources and Financial Condition

Since our inception, we have financed our operations primarily from the issuance of our stock, cash flows from operations, and borrowings under credit facilities. As of June 30, 2013, our primary sources of liquidity to fund our operations were the collection of accounts receivable balances generated from net sales, proceeds from our revolving line of credit, and proceeds from stock issuances. For additional operational funds requirements, we have additional borrowing capacity on our revolving line of credit with the Bank which matures on May 6, 2015, see Note 8 ‘‘Revolving Lines of Credit’’ of the Notes to Consolidated Financial Statements for detail information.

As of June 30, 2013, our availability under this credit facility was approximately $2.0 million. As of June 30, 2013, our cash and cash equivalents totaled $2.3 million compared to $1.6 million as of June 30, 2012. As of June 30, 2013, our accounts receivable, less allowances, totaled $4.1 million compared to $4.9 million as of June 30, 2012.

			Change
	June 30, 2013	June 30, 2012	$	Percent
	(In thousands, except percentages)
Accounts receivable	$4,613	$5,620	$(1,007)	(18)%
Allowance for doubtful accounts	(510)	(686)	176	(26)%
Total - Accounts receivable	$4,103	$4,934	$(831)	(17)%

During fiscal 2013, accounts receivable decreased $1.0 million, or 18%, to $4.6 million from $5.6 million at June 30, 2012. Our allowance for doubtful accounts decreased $0.2 million, or 26%, to $0.5 million at June 30, 2013 from $0.7 million at June 30, 2012. Changes in accounts receivable during fiscal 2013 were as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements, and (iii) capital expenditures, including periodic acquisitions.

At June 30, 2013, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides sufficient liquidity to fund our projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and we intend to continue building our cash reserves. To improve our liquidity position, on May 6, 2013, we entered into a Loan and Security agreement with Silicon Valley Bank. The Agreement provides a revolving line of credit of up to $5.0 million. Subsequently, on the same day, we fully repaid our outstanding line of credit from Comerica in the amount $0.7 million and terminated our loan and security agreement with Comerica. See Note 8 ‘‘Revolving Lines of Credit’’ of the Notes to Consolidated Financial Statements for detail information.

While fiscal 2013 had its challenges, we still expect to maintain long-term growth in our hosted revenue offerings; particularly with our new product, Lyris ONE and our existing products, Lyris HQ and List Manager. We expect to increase efficiency and aggressive management within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

Revolving Lines of Credit

On April 18, 2012, we entered into a Ninth Amendment (“Ninth Amendment”) to the Amended and Restated Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank. The Ninth Amendment revised the terms of the Comerica Agreement and increased our revolving line of credit (“Comerica Revolving Line”) from $2.5 million to $3.5 million. The Ninth Amendment also extended the maturity of the Comerica Revolving Line and our second revolving line of credit of $2.5 million (“Non-Formula Line,” and together with the Comerica Revolving Line, the “Comerica Revolving Lines”).

Repayment of the Non-Formula Line was secured by a security interest in substantially all of our assets. In addition, Mr. William T. Comfort, III, former Chairman of the Board, guaranteed our repayment of indebtedness under the Non-Formula Line by a limited guaranty (“Guaranty”). On October 17, 2012, we fully repaid and cancelled the Non-Formula Line of $2.5 million that William T. Comfort had guaranteed with our proceeds from sale of 2,000,000 shares of our Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation of which Mr. Comfort is Chairman. As a result of the repayment and cancellation, the Guaranty was terminated. As of October 17, 2012, we only had the Comerica Revolving Line outstanding with Comerica Bank. See Note 8 ‘‘Revolving Lines of Credit’’ of the Notes to Consolidated Financial Statements. The Comerica Revolving Lines matured on April 30, 2013.

On May 6, 2013 Lyris, Inc. and our wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a “Borrower” and collectively, the “Borrowers”), entered into a Loan and Security Agreement (“SVB Agreement”) with Silicon Valley Bank (“Bank”). The Agreement provides the Company with a revolving line of credit (“SVB Revolving Line”) of up to $5,000,000. The amount available under the SVB Revolving Line is limited by a borrowing base formula based on each Borrower’s recurring revenue and customer retention rate. The SVB Revolving Line matures on May 6, 2015. See Note 8 ‘‘Revolving Lines of Credit’’ of the Notes to Consolidated Financial Statements.

Advances under the SVB Revolving Line will accrue interest at a per annum floating rate equal to the greater of 6.25% or the Bank’s prime rate plus 3%. Interest is due monthly, and all unpaid principal and accrued but unpaid interest is due upon maturity.

The SVB Agreement contains typical negative covenants for a credit facility of this size and type, including covenants that prevent or restrict our and our subsidiaries’ ability to take certain actions, including, without limitation, changing principal executive offices, entering into mergers and acquisitions, disposing of property or other assets, and incurring additional indebtedness. Under the SVB Agreement, we are required to comply with financial covenants to maintain a liquidity ratio of not less than 1.25 to 1.00, and to maintain a minimum EBITDA (maximum loss) for the trailing three month period according to the following schedule:

Trailing Three Month Period Ending	Minimum EBITDA (maximum loss)

June 30, 2013, July 31, 2013 and August 31, 2013	$(400,000)

September 30, 2013, October 31, 2013 and November 30, 2013	$(350,000)

December 31, 2013, January 31, 2014 and February 28, 2014	$(150,000)

March 31, 2014, April 30, 2014 and May 31, 2014	$(400,000)

June 30, 2014, July 31, 2014 and August 31, 2014	$(350,000)

September 30, 2014, October 31, 2014 and November 30, 2014	$(200,000)

December 31, 2014, January 31, 2015 and February 28, 2015	$75,000

Payment and performance of our obligations with respect to the SVB Revolving Line is secured by a security interest in substantially all of our assets and the assets of the additional Borrowers, including our and their intellectual property.

The SVB Agreement contains typical default provisions for a credit facility of this size and type, that include, among others, defaults in the event of non-payment or non-performance of covenants, a material adverse change, an attachment of our assets or entry of an injunction against doing business, occurrence of certain bankruptcy and insolvency events, cross-defaults to certain other material indebtedness, entry of material judgment and inaccuracy of representations and warranties. The occurrence of an event of default could result in, among other things, acceleration of all obligations under the SVB Revolving Line, Bank ceasing to advance money or extending credit under the SVB Revolving Line, and a right by Bank to exercise all remedies available to it under the SVB Agreement, including the disposition of any or all collateral.

On May 6, 2013, in connection with entering into the SVB Agreement, we paid all amounts outstanding and owed under our Comerica Agreement Amended and Restated Loan and Security Agreement with Comerica Bank, which terminated on April 30, 2013 according to its terms.

As of June 30, 2013, we are in compliance with all of the covenants of the SVB Agreement for all applicable measurement periods in fiscal 2013. Our outstanding borrowings totaled $2.3 million with $2.0 million in available credit remaining as of June 30, 2013.

Cash flows

In summary, our cash flows were as follows for fiscal 2013 and fiscal 2012:

	Years Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$3,863	$3,175
Net cash used in investing activities	(4,592)	(4,865)
Net cash provided by financing activities	1,503	3,085
Effect of exchange rate changes on cash	(58)	(37)
Increase in cash and cash equivalents	$716	$1,358

Operating activities

Net cash flows used in operating activities were $3.9 million for fiscal 2013, as compared to net cash flows provided by operating activities of $3.2 million for fiscal 2012. Cash flows from operating activities are comprised of net losses, adjustments to reconcile the net loss to net cash provided by or used in operating activities, and the change in balance sheet accounts.

Adjustments had a $4.6 million positive effect on cash flows from operating activities in fiscal 2013, including $3.3 million in amortization and depreciation, $0.8 million in stock-based compensation, $0.3 of provision for bad debt, $0.3 million impairment of our SiteWit investment offset by an increase of $0.1 million in deferred income taxes. Changes in assets and liabilities had a $0.5 million negative effect on cash flows provided by operating activities in fiscal 2013, due largely to a $0.6 million decrease in accounts payable and accrued expense, and a $0.4 million decrease in deferred revenue, offset by a $0.5 million increase in accounts receivable.

Investing activities

Net cash flows used in investing activities were $4.6 million for fiscal 2013 as compared to net cash flows used in investing activities of $4.9 million for fiscal 2012, primarily reflecting capitalized software expenditures. The net cash flow used in investing activities for fiscal 2013 consisted of a $4.1 million in capitalized software expenditures, $0.5 million in purchase of property and equipment.

Financing activities

Net cash flows provided by financing activities was $1.5 million for fiscal 2013 as compared to net cash flows provided by financing activities of $3.0 million for fiscal 2012. Financing cash flows for 2013 consisted primarily of proceeds from issuance of Series A preferred stock of $5.0 million, proceeds of $0.1 million from issuance of our common stocks and was offset by our net payments over proceeds from our revolving line of credit with the Bank, of $2.7 million, $0.8 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations and $0.1 million in connection with our payment to Hartford Insurance Company as collateral.

Off-balance sheet arrangements

During the fourth quarter of fiscal 2013, we fully repaid the outstanding line of credit with Comerica and entered into a Loan and Security agreement with Silicon Valley Bank (“Bank”). As such, we cancelled our letter of credit (LOC) from Comerica for Legacy Partners I SJ and Hartford Insurance Company (“Hartford”). Subsequently, we entered into a new line of credit for $40 thousand LOC issued by the Bank in favor of Legacy Partners I SJ North Second, LLC (‘‘Legacy’’).

We issued $0.1 million to Hartford as Hartford LOC and is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify Hartford LOC as a restricted cash account of $.01 million. Any amounts drawn on the account will be expensed during that fiscal year. See Note 7 “Other Long-term Assets” of the Notes to Consolidated Financial Statements for detail information. As of June 30, 2013, we do not have any draw down for this account by Hartford.

The Legacy LOC is held by Legacy in connection with our lease dated January 31, 2008 for our offices in San Jose, California. As of June 30, 2013, we do not have any draw down for this account by Legacy.

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

The following table summarizes by period the remaining payments due for contractual obligations estimated as of June 30, 2013:

	Operating Leases
	Facilities (1)	Co-location Hosting Facilities (2)	Other (3)	Total Operating	Capital Leases (4)	Total
	(In thousands)
Fiscal Year 2014	$1,167	$566	$34	$1,767	$888	$2,655
Fiscal Year 2015	1,019	185	16	1,220	399	1,619
Fiscal Year 2016	701	-	-	701	51	752
Fiscal Year 2017	179	-	-	179	-	179
Total	$3,066	$750	$50	$3,867	$1,338	$5,205

(1)	Represents our significant leased office facilities.

(2)	Represents our co-location facilities for data center capacity for research and test data centers.

(3)	Represents our software contracts used in our production environment.

(4)	Represents our capital leases in connection with acquiring computer equipment for our data center operations which is included in property and equipment in our Consolidated Balance Sheets. Capital lease payments include interest.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (‘‘GAAP’’). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Our accounting estimates and assumptions bear the risk of change due to the uncertainty attached to the estimates and assumptions, or some estimates and assumptions may be difficult to measure or value. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill and acquired intangible assets, capitalization of software, allowances for bad debt and income taxes. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

In October 2009, the Financial Accounting Standards Board (‘‘FASB’’) issued an Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (‘‘ASU No. 2009-13’’), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. We adopted ASU No. 2009-13 in the first quarter of fiscal 2011 and are described in detail below.

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

We follow Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as vendor-specific objective evidence (“VSOE”) did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use estimate of selling price (“ESP”) to determine fair value for our subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. Third-party evidence (“TPE”) was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

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

For transactions entered into or materially modified after July 1, 2010, we allocate consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For fiscal 2013 and 2012, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified after July 1, 2010. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the fiscal years ended 2013 and 2012 and is not anticipated to become material for fiscal 2014.

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

Software revenue

We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements).  For these arrangements, which generally include software products, and technical support (maintenance), we allocate and defer revenue for the undelivered elements based on their VSOE. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE cannot be established, we defer the entire amount until all elements of the arrangements have been delivered.

We determine VSOE based on actual prices charged for standalone sales of maintenance. To accomplish this, we track sales for the maintenance product when sold on a standalone basis for a one year term and compare to the established price list to ensure that the prices charged on the invoices align with the prices per price list.

We perform a quarterly analysis of the actual sales for standalone maintenance to establish the VSOE. We consider VSOE established if prices charged per invoice of least 75% of all standalone deals for maintenance fall within +/-20% of the prices charged per price list. If the condition is satisfied, the price list is considered to represent VSOE as prices charged per majority of the invoices agree to the established price list. Software is then recognized based on a residual method (As per ASU 985-605-25-10e) unless the price for maintenance exceeds the price for price list (which rarely happens), in which case portion of maintenance fee would be allocated to SW.

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

Loss contingencies and commitment

We record an estimated loss contingency when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of June 30, 2013, there was no probable material losses incurred that could be reasonably estimated.

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

We conduct a test for the impairment of goodwill on at least an annual basis. We have one reporting unit, Lyris, Inc. We adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. Due to the triggering event of the decline of our stock price from $4.20 in the first quarter of fiscal 2012 to $1.20 in the second quarter of fiscal 2012, we assessed the qualitative factors to determine whether it is necessary to perform the current two step test for goodwill impairment during each quarter ended for fiscal year 2013 and 2012.

During the first quarter of fiscal 2012, an overall market decline affected all companies across all industries, thus the decline in our stock price from $4.20 to $1.50 was considered temporary due to expectations for recovery in the market. However, in the second quarter of fiscal 2012, our assessment of relevant events and circumstances conducted on December 31, 2011, considered the stock price having remained flat at $1.20 as of December 31, 2011 in spite of an additional purchase of 19 million shares, having no positive market effect on stock price, we determined that it was more-likely-than-not that the fair value was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed during the second quarter of fiscal 2012.

As part of performing the goodwill impairment test, we first assessed the value of long-lived assets, including tangible and intangible assets. Due to the lack of use and discontinuance of the Uptilt and Sparklist trade names, we recognized a full write-off of these assets of $0.8 million and $44 thousand, net of amortization, respectively, at December 31, 2011.

In the first step of the impairment test, we compared the estimated fair value of our company to our carrying value utilizing both an income approach and a market approach considering guideline company market multiples. Since the carrying value exceeded fair value, this was an indicator of impairment, and proceeded to step two. Step two involved assigning the estimated fair value from step one to our identifiable assets, with any residual fair value assigned to goodwill. Based on the results of step two, we recorded a $9.0 million impairment loss in the second quarter of fiscal 2012; $6.8 million was for Lyris Technologies and $2.2 million for EmailLabs, respectively.

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

Based on our impairment test conducted at December 31, 2011, we concluded that there was an impairment of goodwill for the six months ended December 31, 2011 during fiscal 2011. At June 30, 2012, we assessed our impairment and concluded that there was no impairment of goodwill or intangible assets.

Based on our annual impairment test conducted at June 30, 2013, we concluded that there was no impairment of goodwill or intangible assets for fiscal 2013.

See Note 6 ‘‘Goodwill’’ of the Notes to Consolidated Financial Statements.

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

Total capitalized hosting software costs were approximately $4.1 million and $4.5 million during fiscal 2013 and fiscal 2012, respectively.

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

We establish a valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, such as an audit by a taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 10 ‘‘Income Taxes’’ of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 ‘‘Summary of Significant Accounting Policies’’ of the Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lyris, Inc.:

We have audited the accompanying consolidated balance sheets of Lyris, Inc. and Subsidiaries (the ‘‘Company’’) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock, and stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lyris, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Burr Pilger Mayer, Inc.

San Jose, California

September 19, 2013

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	Years Ended June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,318	$1,602
Accounts receivable, less allowances of $510 and $686, respectively	4,103	4,934
Prepaid expenses and other current assets	722	795
Deferred income taxes	942	882
Total current assets	8,085	8,213
Property and equipment, net	9,355	7,044
Intangible assets, net	5,014	5,266
Goodwill	9,791	9,791
Other long-term assets	663	901
TOTAL ASSETS	$32,907	$31,215

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,260	$5,005
Accounts payable and accrued expenses	3,458	4,222
Capital lease obligations - short-term	827	631
Income taxes payable	203	108
Deferred revenue	3,220	3,593
Total current liabilities	9,968	13,559
Capital lease obligations - long-term	436	662
Other long-term liabilities	504	543
TOTAL LIABILITIES	10,908	14,764
Commitments and contingencies (Note 14)
Redeemable convertible Series A preferred stock: $0.01 par value per share, 2,000 shares authorized, issued and outstanding, liquidation preference $5,000, as of June 30, 2013, no undeclared dividends	5,000	-

Lyris Stockholder's equity:
Preferred stock, $0.01 par value per share, 2,000 and 4,000 shares authorized June 30, 2013 and June 30, 2012; respectively no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 9,579 and 9,568 and 9,447 and 9,435 shares issued and outstanding as of June 30, 2013 and June 30, 2012, respectively	1,415	1,414
Additional paid-in capital	268,209	267,447
Accumulated deficit	(252,608)	(252,291)
Treasury stock, at cost 11 shares held at June 30, 2013 and June 30, 2012	(56)	(56)
Accumulated other comprehensive income	39	115
Total Lyris stockholders’ equity	16,999	16,629
Noncontrolling interest	-	(178)
Total equity	16,999	16,451
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$32,907	$31,215

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended June 30,
	2013	2012

Revenue:
Subscription revenue	$28,338	$29,205
Support and maintenance revenue	3,923	3,778
Professional services revenue	2,436	4,059
Software revenue	1,487	1,737
Total revenue	36,184	38,779
Cost of revenue:
Subscription, support and maintenance, professional services, and software	12,345	13,345
Amortization of developed technology	1,665	825
Total cost of revenue	14,010	14,170
Gross profit	22,174	24,609
Operating expenses:
Sales and marketing	9,858	8,999
General and administrative	8,114	8,916
Research and development	3,845	5,893
Amortization of customer relationships and trade names	202	1,336
Impairment of goodwill	-	9,000
Impairment of capitalized software	-	385
Total operating expenses	22,019	34,529
Income (loss) from operations	155	(9,920)
Interest expense	(222)	(396)
Interest income	3	13
Other expense	(236)	(16)
Loss from operations before income tax provision	(300)	(10,319)
Income tax provision (benefit)	(12)	164
Net loss	(288)	(10,483)
Less: income (loss) attributable to noncontrolling interest, net of tax	29	(6)
Net loss attributable to Lyris, Inc.	$(317)	$(10,477)

Net loss per share
Basic	$(0.03)	$(1.18)
Diluted	$(0.03)	$(1.18)

Weighted average shares outstanding
Basic	9,537	8,910
Diluted	9,537	8,910

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPRENSIVE LOSS

(in thousands, except share data)

	Years Ended June 30,
	2013	2012
Net loss	$(288)	$(10,483)
Other comprehensive loss, net of tax:
Foreign currency translation losses	(76)	(44)
Comprehensive loss	(364)	(10,527)
less: Comprehensive (income) loss attributable to noncontrolling interest	(29)	6
Comprehensive loss attributable to Lyris, Inc.	$(393)	$(10,521)

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

										Total
									Accumulated	Stockholders'
	Reedemable Convertible				Additional				Other	Equity		Total
	Series A Preferred Stock		Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive	Controlling	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Shares	Amount	Income	Interest	Interest	Equity
Balances at June 30, 2011	-	$-	8,093,580	$1,214	$265,075	$(241,814)	(11,333)	$(56)	$159	$24,578	$(172)	$24,406
Common stock sale	-	-	1,269,841	200	1,800	-	-	-	-	2,000	-	2,000
Common stock issued in settlement of RSU, net of shares withheld for employee taxes	-	-	83,410	-	(112)	-	-	-	-	(112)	-	(112)
Stock-based compensation	-	-	-	-	684	-	-	-	-	684	-	684
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(44)	(44)	-	(44)
Net loss	-	-	-	-	-	(10,477.00)	-	-	-	(10,477)	(6)	(10,483)
Balances at June 30, 2012	-	-	9,446,831	1,414	267,447	(252,291)	(11,333)	(56)	115	16,629	(178)	16,451
Common stock sale	-	-	96,459	1	197	-	-	-	-	198	-	198
Common stock issued in settlement of RSU, net of shares withheld for employee taxes	-	-	35,748	-	(49)	-	-	-	-	(49)	-	(49)
Redeemable convertible Series A preferred stock issued	2,000,000	5,000	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	159	-	-	-	-	-	-	-	-	-
Acquisition of APAC stock (100% ownership)	-	-	-	-	(165)	-	-	-	-	(165)	178	13
Stock-based compensation	-	-	-	-	779	-	-	-	-	779	-	779
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(76)	(76)	-	(76)
Net loss	-	-	-	-	-	(317)	-	-	-	(317)	-	(317)
Balances at June 30, 2013	2,000,000	$5,000	9,579,197	$1,415	$268,209	$(252,608)	(11,333)	$(56)	$39	$16,999	$-	$16,999

See accompanying Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(288)	$(10,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	779	684
Depreciation	1,459	1,284
Amortization of intangible assets	249	1,431
Goodwill impairment	-	9,000
Impairment of capitalized software	-	385
Amortization of capitalized development costs	1,617	730
Impairment of SiteWit investment	303	-
Provision for doubtful accounts	328	682
Deferred income tax benefits	(60)	-
Loss on sale of assets	-	17
Changes in assets and liabilities:
Accounts receivable	503	712
Prepaid expenses and other assets	54	55
Accounts payable and accrued expenses	(718)	(414)
Deferred revenue	(373)	(795)
Income taxes payable	10	(113)
Net cash provided by operating activities	3,863	3,175
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(563)	(739)
Capitalized software expenditures	(4,070)	(4,126)
Purchase of noncontrolling interest	(15)	-
Proceeds from redemption of long-term investments	56	-
Net cash used in investing activities	(4,592)	(4,865)
Cash Flows from Financing Activities:
Proceeds from issuance of Redeemable Convertible Series A preferred stock	5,000	-
Proceeds from common stock issuances	148	1,888
Proceeds (payments) from short-term credit arrangements, net	(2,745)	1,720
Payments under capital lease obligations	(800)	(523)
Increase in restricted cash	(100)	-
Net cash provided by financing activities	1,503	3,085
Net effect of exchange rate changes on cash and cash equivalents	(58)	(37)
Net increase in cash and cash equivalents	716	1,358
Cash and cash equivalents, beginning of fiscal year	1,602	244
Cash and cash equivalents, end of fiscal year	$2,318	$1,602

Supplemental cash flow information
Cash paid for interest	$184	$392
Cash paid for taxes	$39	$10
Supplemental disclosure of non-cash transactions:
Property and equipment acquired under capital lease	$770	$1,459

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

We announced a new SaaS product platform, Lyris ONE in September 2012. Since announcing Lyris ONE, we have worked to connect Lyris product capabilities on a common Enterprise Service Bus framework, allowing marketers to responsibly migrate customer, campaign, and transactional data while enabling next generation drag-and-drop integration capabilities. We extended our delivery timelines for Lyris ONE platform in order to execute against our expanded vision, and achieve the significant and needed benefits of a flexible and extensible platform that that the market has uniformly validated as critical.

On October 1, 2012, our sales office in São Paulo, Brazil was incorporated as Lyris Technologia e Software Limitada to market and promote our internet marketing technology. Lyris Technologia e Software Limitada, our wholly-owned subsidiary, was formed to provide sales, account management and customer service in response to the growing markets in Latin America.

Basis of Presentation

Unless otherwise noted, all amounts, excluding percentages, shares, and per share amounts, are in thousands of dollars.

Reverse Stock Split

All share and per share amounts have been restated to reflect our 1-for-15 reverse stock split, which took effect on March 12, 2012.

Fiscal Periods

Our fiscal year ends on June 30. References to fiscal 2013, for example, refer to the fiscal year ended June 30, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of Lyris and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In April 2010, we acquired interest in an Australian reseller, Cogent Online PTY Ltd (‘‘Cogent’’) to assist us with our sales efforts and global expansion in Australia. During June 2011, we acquired additional shares of Cogent and increased our ownership from 33.3 percent to 80 percent. In December 2012, we acquired the remaining shares of Cogent and obtained 100 percent ownership. See Note 3 ‘‘Acquisition’’ of the Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	Overview and Basis of Presentation (Continued)

On July 23, 2010, we entered into a Strategic Partnership Agreement and a Stock Purchase Agreement (together, the “SiteWit Agreements”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. We invested in SiteWit to secure the right to use SiteWit’s online marketing search engine technology, and to develop and market certain services related to SiteWit’s product. Pursuant to the SiteWit Agreements, we had invested $750,000 in SiteWit and owned less than 50% of SiteWit’s outstanding stock. In fiscal 2012, we entered into a Termination Agreement (the “Termination Agreement”) with SiteWit. Pursuant to the Termination Agreement, the SiteWit Agreements were terminated effective as of August 17, 2011. From our termination agreement we returned to SiteWit approximately 75% of the SiteWit shares that were issued to us pursuant to the Sitewit Agreements. In March, 31, 2013, we impaired our investment in SiteWit in the amount of $0.3 million. See Note 7, “Other Long-term Assets” of the Notes to Consolidated Financial Statements.

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

Foreign currency translation

We record assets, liabilities and the results of our operations outside of the United States based on their functional currency. Our subsidiaries Lyris Limited, UK, Lyris APAC PTY Ltd, Australia, Hot Banana Software, Inc., Canada, 1254412 Alberta ULC, Canada, Lyris LATAM S.A., Argentina and Lyris Technologia E Software Limitada, Brazil functional currency is the Great Britain Pound, Australian Dollar, Canadian Dollar, Argentine peso and Brazilian real, respectively. On consolidation, we translate all assets and liabilities using the exchange rates in effect as of the balance sheet date. We translate revenues and expenses using the monthly average exchange rates that were in effect during the period. We recognize the resulting adjustments as a separate component of equity in other comprehensive loss or gain. Foreign currency transaction gains and losses are included in income as incurred for that period.

Our European, Canadian, Latin American and Australian subsidiaries represented approximately 19% of our consolidated total revenues and 2% of consolidated long-lived assets at June 30, 2013, and 16% of consolidated total revenues and 1% of consolidated long-lived assets at June 30, 2012. We will continue to manage our foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate fluctuation on net income and earnings per share. The fluctuation in the exchange rates resulted in foreign currency translation (loss) reported understatement of comprehensive loss of $(76) thousand and $(44) thousand at June 30, 2013 and 2012, respectively.

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

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables. We sell our products primarily to customers throughout the United States. We monitor the credit status of our customers on an ongoing basis and do not require our customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for fiscal 2013 or fiscal 2012. Moreover, there was no single customer or supplier that accounted for more than 10% of our accounts receivables as of June 30, 2013 and 2012.

Segment Reporting

We operate in one segment. See Note 15 ‘‘Segment Reporting’’ of the Notes to Consolidated Financial Statements.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (‘‘exit price’’) in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of June 30, 2013 and 2012, we used Level 1 assumptions for our cash equivalents, which were $0.3 million and $1.2 million, respectively. The valuations are based on quoted prices of the underlying money market funds that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Summary of Significant Accounting Policies (Continued)

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2013 and 2012, we did not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2013 and 2012, we did not have any significant Level 3 financial assets or liabilities.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two years to seven years, or the lease term including any lease term extensions that we have the right and intention to execute, if applicable. Repair and maintenance costs are expensed in the period incurred. See Note 4 ‘‘Property and Equipment’’ of the Notes to Consolidated Financial Statements.

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

We follow Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as vendor-specific objective evidence (“VSOE”) did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use estimate of selling price (“ESP”) to determine fair value for our subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. Third-party evidence (“TPE”) was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

•	We have defined processes and controls to ensure our pricing integrity. Such controls include oversight by a cross-functional team and members of executive management. Significant factors considered when establishing pricing include market conditions, underlying costs, promotions and pricing history of similar services. Based on this information and actual pricing trends, management establishes or modifies the pricing.We identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple- element arrangements and those sold on a standalone basis.

•	We analyzed the population of items sold by stratifying the population by product type and level and considered several data points, such as (1) average price charged, (2) weighted average price to incorporate the frequency of each item sold at any given price, and (3) the median price charged. These three price points were then compared with the existing price list that is used as a point of reference to negotiate contracts and does not represent fair value. Additionally, we gathered and analyzed sales’ team feedback gained from interaction with customers and similar activities. This feedback included consideration of current market trends for pricing charged by companies offering similar services, competitive advantage of the products we offer and recent economic pressures that have resulted in lower spending on marketing activities. ESP for each item in the population was established based on the factors noted above and was reviewed by management.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Summary of Significant Accounting Policies (Continued)

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

Software Revenue

We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements).  For these arrangements, which generally include software products, and technical support (maintenance), we allocate and defer revenue for the undelivered elements based on their VSOE. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE cannot be established, we defer the entire amount until all elements of the arrangements have been delivered.

We determine VSOE based on actual prices charged for standalone sales of maintenance. To accomplish this, we track sales for the maintenance product when sold on a standalone basis for a one year term and compares to the established price list to ensure that the prices charged on the invoices align with the prices per price list.

We perform a quarterly analysis of the actual sales for standalone maintenance to establish the VSOE. We consider VSOE established if prices charged per invoice of least 75% of all standalone deals for maintenance fall within +/-20% of the prices charged per price list. If the condition is satisfied, the price list is considered to represent VSOE as prices charged per majority of the invoices agree to the established price list. Software is then recognized based on a residual method (As per ASU 985-605-25-10e) unless the price for maintenance exceeds the price for price list (which rarely happens), in which case portion of maintenance fee would be allocated to SW.

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

Advertising Costs

Advertising costs are expensed as incurred or the first time the advertising takes place. Advertising costs were $1.4 million and $1.9 million for fiscal 2013 and 2012, respectively.

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

The following is a summary of the activity in the allowance for doubtful accounts:

	Years Ended June 30,
	2013	2012

Balance at July 1,	686	936
Charge to cost and expenses	328	682
Write-offs charge against allowance	(504)	(932)
Balance at June 30,	$510	$686

Loss Contingencies and Commitments

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences than management currently expects, then we may have to record additional charges in the future. As of June 30, 2013, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

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

Impairment Testing

If we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate (including a specific reporting unit risk premium). The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value at the time the analysis is performed. See Notes 5 and 6 ‘‘Intangible Assets’’ and ‘‘Goodwill,’’ respectively, of the Notes to Consolidated Financial Statements.

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

SaaS software costs

We capitalize the direct costs associated with the software we develop for use in providing software-as-a-service to our customers during our application development stage. The types of activities performed during the application development stage create probable future economic benefits. Once the software is available for use in providing services to customers, we amortize the capitalized amount over three years with the amortization charged to cost of revenues. We expense activities performed during the preliminary project stage which are analogous to research and development activities. In addition, we expense the types of activities performed during the post-implementation / operation stage. These activities are likely to include release ready and release launch activities. See Note 4 ‘‘Property and Equipment’’ of the Notes to Consolidated Financial Statements.

Stock-Based Compensation

We amortize stock-based compensation expense based upon the fair value of stock-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents. See Note 13 ‘‘Stock Compensation Plans’’ of the Notes to Consolidated Financial Statements.

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

In accordance with FASB standards, we establish a valuation allowance if it believes that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 10 ‘‘Income Taxes’’ of the Notes to Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Summary of Significant Accounting Policies (Continued)

Acquisition

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on a particular business’ weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources and are developed as part of our planning process. See Note 3 ‘‘Acquisition’’ of the Notes to Consolidated Financial Statements.

Net Loss per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were exercised. See Note 11 ‘‘Net Loss per Share’’ of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. This update is effective and was adopted by Lyris in quarter one of fiscal 2013. The adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (‘‘ASU 2011-05’’), which will require companies to present the components of net income (loss) and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income (loss). This update was effective and adopted by Lyris during the first quarter of fiscal 2013 and impacted our financial statement presentation, but otherwise did not impact our consolidated financial positions, results of operations or cash flows.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Acquisition

In April 2010, we acquired interest in an Australian reseller, Cogent Online PTY Ltd (‘‘Cogent’’) to assist us with our sales efforts and global expansion in Australia. During June 2011, we acquired other shareholders’ interest in Cogent for a total cash consideration of approximately $0.4 million and increased our ownership from 33.3 percent to 80 percent. Cogent was a privately held company, with its headquarters in Sydney, Australia. Cogent was a marketing representative and reseller for us. We accounted for the initial investment with the equity method of accounting and changed to the consolidated method of accounting with the additional shares purchased. Additionally, we recorded a non-controlling interest in the consolidated statement of operations for the non-controlling investors’ interests in the net assets and operations of Cogent. Subsequent to the acquisition, Cogent was renamed to Lyris APAC PTY Ltd.

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

4.	Property and Equipment

The components of property and equipment were as follows:

	As of June 30,
	2013	2012
	(In thousands)
Computers	$4,367	$3,511
Furniture and fixtures	161	485
Leasehold improvements	297	201
Software	10,270	6,926
Other equipment	354	512
	15,449	11,635
Less: accumulated depreciation and amortization	(6,094)	(4,591)
Total	$9,355	$7,044

For fiscal 2013 and 2012, we acquired $0.6 million and $0.7 million, respectively, of new property and equipment. Total depreciation expense related to property and equipment for fiscal 2013 and 2012 was approximately $1.5 million and $1.3 million, respectively.

For fiscal 2013 and 2012, we entered into capital leases totaling approximately $0.8 million and $1.5 million, respectively, for computer equipment associated with our data centers. Accumulated depreciation related to property and equipment under capital leases total $0.8 million as of June 30, 2013 and $0.8 million as of June 30, 2012.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Property and Equipment (Continued)

During fiscal 2013, we continued to capitalize hosting software costs for our Phase Two of our Lyris ONE, to introduce major new features that will expand the email capabilities. Total capitalized hosting software costs were approximately $4.1 million during fiscal 2013 and 2012. Capitalized hosting software costs primarily consist of employee related costs. Total amortization related to capitalized hosting software costs in fiscal 2013 and fiscal 2012 was approximately $1.6 million and $0.7 million, respectively, in amortization expense being recorded as cost of revenue.

During fiscal 2012, we impaired $0.4 million of internal-use hosting software developed for A/B List internal use software because management determined that it would not provide any substantive service potential to the Lyris HQ application.

5.	Intangible Assets

The components of intangible assets consist of the following:

	As of June 30,
	2013	2012

Amortizable intangibles:
Customer relationships	$1,150	$1,159
Developed technology	-	3,100
	1,150	4,259
Less: accumulated amortization	(536)	(3,393)
	614	866
Non-amortizable intangibles:
Trade names	4,400	4,400

Total intangible assets, net of amortization	$5,014	$5,266

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Intangible Assets (Continued)

The activity for intangible assets for fiscal 2011 and 2012, consisted of the following:

Amount
(in thousands)
Ending balance at June 30, 2011	$6,701
Amortization	(1,431)
Foreign currency translation adjustment	(4)
Ending balance at June 30, 2012	5,266
Amortization	(249)
Foreign currency translation adjustment	(3)
Ending balance at June 30, 2013	$5,014

For fiscal 2013 and 2012 foreign currency translation loss were $3 thousand and $4 thousand, respectively. The change in net intangible assets is primarily a result of changes in the foreign currency exchange rate between the U.S. dollar and British pound.

Total intangible asset amortization and impairment expense for fiscal 2013 and 2012 were $0.2 million and $1.4 million. For fiscal 2013 and 2012, total intangible asset amortization and impairment expense of developed technology classified as cost of revenue were $50 thousand and $0.8 million, respectively. During fiscal 2013 and fiscal 2012, we eliminated approximately $3.1 million and $20.2 million, respectively, in fully amortized intangible assets from our net intangible assets.

Customer relationship-based intangible assets have a remaining weighted average amortization period of 3.71 years and developed technology-based intangible assets have a remaining amortization period of six months.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of June 30, 2013, is as follows:

Fiscal Year	Customer Relationships	Trade Names	Total

2014	$202	$-	$202
2015	142	-	142
2016	142	-	142
2017	128	-	128
2018	-	-	-

Total estimated future amortization expense	614	-	614
Intangible asset with indefinite life	-	4,400	4,400
Total Intangible asset	$614	$4,400	$5,014

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

The following table outlines our goodwill, by acquisition:

	As of June 30,
	2013	2012
	(In thousands)
Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

We recorded goodwill of $0.1 million associated with the Cogent acquisition. See Note 3 ‘‘Acquisition’’ of the Notes to Consolidated Financial Statements.

Amount
(in thousands)
Ending balance at June 30, 2011	$18,791
Goodwill impairment	(9,000)
Ending balance at June 30, 2012	9,791
Goodwill impairment	-
Ending balance at June 30, 2013	$9,791

ASU No. 2011-08 ‘‘Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment’’ provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than our carrying amount, the quantitative two-step impairment test is required. Otherwise, no further testing is required. We operate as one reporting unit, and conduct a test for the impairment of goodwill on at least an annual basis. We adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise.

Lyris adopted ASU No. 2011-08 in the first quarter of fiscal 2012 and considered various events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to peers. During the first quarter of fiscal 2012, an overall market decline affected all companies across all industries, thus the decline in our stock price from $4.20 to $1.50 was considered temporary due to expectations for recovery in the market. However, in the second quarter of fiscal 2012, our assessment of relevant events and circumstances conducted on December 31, 2011, considered the stock price having remained flat at $1.20 as of December 31, 2011 in spite of an additional purchase of 19 million shares, having no positive market effect on stock price, we determined that it was more-likely-than-not that the fair value was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed during the second quarter of fiscal 2012.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Goodwill (Continued)

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

Based on our qualitative assessment and impairment test conducted at June 30, 2013, we concluded that there was no impairment of goodwill or intangible assets for fiscal 2013.

7.	Other Long-term Assets

The components of other long-term assets were as follows:

	As of June 30,
	2013	2012
	(In thousands)
Investment in SiteWit	$367	$670
Security deposit	196	175
Restricted cash	100	-
Notes Receivable	-	56
Other long-term assets	$663	$901

During the first quarter of fiscal 2012, we changed our accounting in SiteWit from the equity method to the cost method due to the decrease in ownership that resulted from the Termination Agreement. Periodically, we assess whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the other-than-temporary impairment is included in earnings.

During third quarter of fiscal 2013, we performed an impairment analysis for our SiteWit investment. First we compared our carrying value to the estimated fair value of SiteWit. Since our carrying value exceeds the estimated fair value it was an indicator of impairment. Second, we deemed the impairment is other-than-temporary from the series of net loss in our investment and the substantial decrease in our carrying value. Based on our results, we recorded an impairment and write down $0.3 million from our investment, SiteWit at March 31, 2013.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Other Long-term Assets (continued)

In June 30, 2012, we had $0.1 million in irrevocable letter of credit issued by Comerica, in favor of the Hartford Insurance Company (“Hartford”) for workers’ compensation insurance obligations. The Hartford LOC is held by Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. During the fourth quarter of fiscal 2013, we fully repaid the outstanding line of credit with Comerica and entered into a Loan and Security agreement with Silicon Valley Bank. As such, we cancelled the line of credit with Comerica and issued $0.1 million to Hartford as Hartford LOC and is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year.

Other assets at June 30, 2013 included $0.4 million related to the investment in SiteWit, and $0.2 million related to security deposits for leases entered in by us. Other assets at June 30, 2012 included $0.7 million related to the SiteWit investment, $0.2 million related to security deposits for leases entered in by us, and $0.1 million related to notes receivables acquired from the acquisition of a majority stake in Cogent that occurred in the fourth quarter of fiscal year 2011.

8.	Revolving Lines of Credit

On April 18, 2012, we entered into a Ninth Amendment (“Ninth Amendment”) to the Amended and Restated Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank. The Ninth Amendment revised the terms of the Comerica Agreement and increased our revolving line of credit (“Comerica Revolving Line”) from $2.5 million to $3.5 million. The Ninth Amendment also extended the maturity of the Comerica Revolving Line and our second revolving line of credit of $2.5 million (“Non-Formula Line,” and together with the Comerica Revolving Line, the “Comerica Revolving Lines”).

Repayment of the Non-Formula Line was secured by a security interest in substantially all of our assets. In addition, Mr. William T. Comfort, III, former Chairman of the Board, guaranteed our repayment of indebtedness under the Non-Formula Line by a limited guaranty (“Guaranty”). On October 17, 2012, we fully repaid and cancelled the Non-Formula Line of $2.5 million that William T. Comfort had guaranteed with our proceeds from sale of 2,000,000 shares of our Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation of which Mr. Comfort is Chairman. As a result of the repayment and cancellation, the Guaranty was terminated. As of October 17, 2012, we only had the Comerica Revolving Line outstanding with Comerica Bank. The Comerica Revolving Lines matured on April 30, 2013.

On May 6, 2013 Lyris, Inc. and our wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a “Borrower” and collectively, the “Borrowers”), entered into a Loan and Security Agreement (“SVB Agreement”) with Silicon Valley Bank (“Bank”). The Agreement provides the Company with a revolving line of credit (“SVB Revolving Line”) of up to $5,000,000. The amount available under the SVB Revolving Line is limited by a borrowing base formula based on each Borrower’s recurring revenue and customer retention rate. The SVB Revolving Line matures on May 6, 2015.

Advances under the SVB Revolving Line will accrue interest at a per annum floating rate equal to the greater of 6.25% or the Bank’s prime rate plus 3%. Interest is due monthly, and all unpaid principal and accrued but unpaid interest is due upon maturity.

The SVB Agreement contains typical negative covenants for a credit facility of this size and type, including covenants that prevent or restrict our and our subsidiaries’ ability to take certain actions, including, without limitation, changing principal executive offices, entering into mergers and acquisitions, disposing of property or other assets, and incurring additional indebtedness. Under the SVB Agreement, we are required to comply with financial covenants to maintain a liquidity ratio of not less than 1.25 to 1.00, and to maintain a minimum EBITDA (maximum loss) for the trailing three month period according to the following schedule:

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Revolving Lines of Credit (Continued)

Trailing Three Month Period Ending	Minimum EBITDA (maximum loss)

June 30, 2013, July 31, 2013 and August 31, 2013	$(400,000)
September 30, 2013, October 31, 2013 and November 30, 2013	$(350,000)
December 31, 2013, January 31, 2014 and February 28, 2014	$(150,000)
March 31, 2014, April 30, 2014 and May 31, 2014	$(400,000)
June 30, 2014, July 31, 2014 and August 31, 2014	$(350,000)
September 30, 2014, October 31, 2014 and November 30, 2014	$(200,000)
December 31, 2014, January 31, 2015 and February 28, 2015	$75,000

Payment and performance of our obligations with respect to the SVB Revolving Line is secured by a security interest in substantially all of our assets and the assets of the additional Borrowers, including our and their intellectual property.

The SVB Agreement contains typical default provisions for a credit facility of this size and type, that include, among others, defaults in the event of non-payment or non-performance of covenants, a material adverse change, an attachment of our assets or entry of an injunction against doing business, occurrence of certain bankruptcy and insolvency events, cross-defaults to certain other material indebtedness, entry of material judgment and inaccuracy of representations and warranties. The occurrence of an event of default could result in, among other things, acceleration of all obligations under the SVB Revolving Line, Bank ceasing to advance money or extending credit under the SVB Revolving Line, and a right by Bank to exercise all remedies available to it under the SVB Agreement, including the disposition of any or all collateral.

On May 6, 2013, in connection with entering into the SVB Agreement, we paid all amounts outstanding and owed under our Comerica Agreement Amended and Restated Loan and Security Agreement with Comerica Bank, which terminated on April 30, 2013 according to its terms.

As of June 30, 2013, we are in compliance with all of the covenants of the SVB Agreement for all applicable measurement periods in fiscal 2013. Our outstanding borrowings totaled $2.3 million with $2.0 million in available credit remaining as of June 30, 2013.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

	As of June 30,
	2013	2012
	(In thousands)
Accounts payable	$1,159	$1,528
Accrued compensation and benefits	1,496	1,504
Accrued interest-related party	-	152
Other current liabilites	803	1,038
Total	$3,458	$4,222

Accounts payable is comprised of our accounts payable and credit card charges incurred during the normal course of business.

Accrued compensation and benefits are comprised of our employee salaries, commissions, bonuses, vacation, payroll taxes and related benefits.

Other current liabilities are comprised of our accrued expenses related to the operation of the normal course of business and other onetime charges.

10.	Income Taxes

In accordance with FASB standards, we establish a valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has greater than 50% likelihood in being realized upon ultimate settlement. The overall increase is attributable to the Australia subsidiary being taken into account on the provision calculations.

The components of the provision (benefit) for income taxes were as follows:

	As of June 30,
	2013	2012
	(In Thousands)
Current:
Federal	$40	$-
State	80	6
Foreign	(177)	148
	(57)	154
Deferred:
State	(117)	69
Foreign	162	(59)
	45	10
Total income tax provision (benefit)	$(12)	$164

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Income Taxes (Continued)

The components of net deferred tax assets (liabilities) were as follows:

	As of June 30,
	2013	2012
	(In Thousands)

Accruals and reserves not currently deductible for tax purposes	$6,441	$3,872.75
Net operating loss and tax credit carry forwards	63,408	62,859
Gross deferred tax assets	69,849	66,732
Valuation allowance	(68,907)	(65,850)
Net deferred tax assets	$942	$882

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

As of June 30, 2013, we had approximately $161.2 million in U.S. federal net operating loss (‘‘NOL’’) carry forwards that will start to expire in 2019. We had approximately $5.6 million in Canadian net operating loss carry forwards that will start to expire in 2028. Also, we had approximately $7.5 million in state NOLs, which expires at various times between 5 and 20 years. These NOL’s offset future taxable income and taxable gains.

The change in the valuation allowance was a decrease of approximately $3.1 million and an increase of $1.5 million for fiscal 2013 and 2012 respectively. The reason for this change was the utilization of net operating carry forwards, offsetting the estimated tax income as calculated per tax purposes. If we experience a change in ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, it may have limitations on our ability to realize the benefit of our net operating loss and tax credit carryovers.

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

The items accounting for the difference between expected tax (benefit) computed at the federal statutory rate of 35% and the provision of income taxes was as follows:

	As of June 30,
	2013	%	2012	%
	(in thousands, except %)

Income tax benefit at the statutory rate	$(115)	35.0%	$(3,610)	35.0%
State income taxes, net of federal benefit	(24)	7.4%	49	-0.5%
Utilization of NOL carryover	(444)	135.1%	133	-1.3%
Impairment of goodwill	-	0.0%	3,150	-30.5%
Amortization of intangible assets	87	-26.6%	426	-4.1%
Impact of foreign operations	66	-20.1%	(70)	0.7%
Difference between AMT and statutory federal income tax rates	48	-14.5%	(85)	0.8%
Permanent differences	25	-7.7%	13	-0.1%
Temporary differences	180	-54.8%	(50)	0.4%
Change in deferred tax assets	59	-17.8%	-
Other, net	106	-32.2%	208	-2.0%

	$(12)	3.7%	$164	-1.6%

The amount of income taxes refunded during fiscal 2013 and 2012 amounted to approximately $20 thousand and $32 thousand, respectively. The amount of income tax cash payments during fiscal 2013 and 2012 were approximately $39 thousand and $10 thousand, respectively.

In accordance with FASB Interpretation No. 48, ‘‘Accounting for Uncertainly in Income Taxes, (‘‘FIN 48’’), the Company establishes a valuation allowance if it believe that it is more likely than not that some or all of our deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, which is an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2013, the Company had approximately $293 thousand in unrecognized tax benefits, which, if recognized would reduce tax expense and our effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Years Ended June 30,
	2013	2012
	(In Thousands)
Balance, beginning of year	378	369

Increases for tax positions related to prior year	-	-
Increases for tax positions related to current year	62	62
Decreases related to settlements	-	-
Reductions due to lapsed statute of limitations	(147)	(53)
	-	-
Balance, end of year	293	378

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Income Taxes (Continued)

We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax provision. As of June 30, 2013, we had accrued no penalties and an insignificant amount of interest was recorded in income tax expense.

Tax positions for Lyris and its subsidiaries are subject to income tax audits. Tax returns for all tax years since fiscal 2010 remain open to examination by the Internal Revenue Service and since 2006 for state income tax purposes. As of June 30, 2013, there are no current federal or state income tax audits in progress.

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

The following table sets forth the computation and reconciliation of net loss per share:

	As of June 30,
	2013	2012
	(In thousands)
Net loss	$(288)	$(10,483)

Weighted average shares outstanding:
Basic and diluted	9,537	8,910
Net loss per share
Basic and diluted	$(0.03)	$(1.18)

Potentially anti-dilutive stock options to purchase 34 thousand and 5 thousand shares of common stock were excluded in the dilutive loss per common share calculation for the fiscal June 3, 2013 and 2012, respectively.

12.	Stockholders’ Equity

Restricted Stock Units

During the first quarter of fiscal 2011, Wolfgang Maasberg, our former President and Chief Executive Officer and member of the Board was appointed. In connection with his appointment, the Company granted Mr. Maasberg 100,000 common stock options and 300,000 restricted stock units (RSUs) under the Company’s 2005 Equity-Based Compensation Plan. Mr. Maasberg’s stock options and RSUs vest one-fourth on the first anniversary of the grant then quarterly thereafter for the following 12 quarters. During the first quarter of fiscal 2012, 75,000 RSUs of Mr. Maasberg vested. In accordance with the terms of his award agreement, 27,338 shares of RSUs that vested were net-share settled such that the Company withheld that number of shares with a value equal to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted cash in the amount equal to such withholding taxes to the appropriate taxing authorities. During the second, third and fourth quarters of fiscal 2012, and first, second and third quarter of fiscal 2013, 18,750 share vested each quarter, and similarly, were net settled the same as the first quarter of fiscal 2012, for the applicable income and other employment taxes. Total shares withheld each quarter were 6,834. Fair value of the $1.5 million of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $4.95 market price. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period of the award, which is typically the RSUs vesting term of four years. Total expense for RSUs was $0.2 million and $0.4 million for the fiscal years ended June 30, 2013 and 2012, respectively.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Stockholders’ Equity (Continued)

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

13.	Stock Compensation Plans

On May 6, 2005, we established the J.L. Halsey Corporation 2005 Equity-Based Compensation Plan, which was amended with the First Amendment, effective as of May 6, 2005 (together, the ‘‘Original Equity-Based Compensation Plan’’). Subsequently, the Board adopted the Second Amendment to the Original Equity-Based Compensation Plan (the ‘‘Second Amendment’’) and, on May 13, 2009, our stockholders ratified the Second Amendment. Subsequently, the Board adopted the Third Amendment to the Original Equity-Based Compensation Plan (the ‘‘Third Amendment’’) and the Fourth Amendment to the Original Equity-Based Compensation Plan (the ‘‘Fourth Amendment’’, together with the Original Equity-Based Compensation Plan, the ‘‘Equity-Based Compensation Plan’’). The Equity-Based Compensation Plan authorizes the granting of stock options, RSUs and stock-based awards to employees, directors and certain consultants. Stock options issued in connection with the Equity- Based Compensation

Plan are granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant. Stock options generally become exercisable over a four year vesting period and expire ten years from the date of the grant. RSUs issued in connection with the Equity-Based Compensation Plan are granted with a fair value based on the intrinsic value of the RSUs as of the date of grant. RSUs vest over four years, with 25% of the total number of shares subject to the RSU vesting on the one-year anniversary of the start of employment and, the remainder vesting every three months thereafter in equal installments of 1/12th of the total number of shares subject to the RSU. The effect of the Fourth Amendment was to increase the number of shares of Common Stock that may be issued in connection with awards granted under the Equity-Based Compensation Plan from 1,800,000 shares to 2,575,000 shares, thereby increasing the number of shares available for future awards under the Equity Based Compensation Plan by 775,000 shares. On August 8, 2012 we filed a registration statement on Form S-8 to register the offer and sale of these shares.

At June 30, 2013, there were 674,000 shares available for future grant.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Stock Compensation Plans (Continued)

The following table summarizes stock option activity from July 1, 2011 to June 30, 2013:

	Number of options	Weighted- Average Fair Value	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2011	847	$5.17	6.6
Granted	1,468	$1.96
Forfeited/expired	(922)	$4.96
Outstanding at June 30, 2012	1,393	$1.93	9.6
Granted	1,219	$2.28
Forfeited/expired	(949)	$2.03
Outstanding at June 30, 2013	1,663	$2.10	8.5
Vested and expected to vest at June 30, 2013	1,199	$1.98	8.2
Exercisable at June 30, 2013	336	$1.98	5.4

As of June 30, 2013, the calculated aggregate intrinsic value of options outstanding and options exercisable was $94,691. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on June 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2013, we had 1,198,897 options vested or expected to vest with a weighted average exercise price of $1.98 and a weighted average remaining contractual term of 8.2 years. As of June 30, 2013, unamortized compensation cost related to stock options was $1.7 million. The cost is expected to be recognized over a weighted-average period of 3.2 years.

The following table summarizes stock options outstanding and exercisable options as of June 30, 2013:

Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable
	(in thousands)		(in thousands)
$1.58 - $2.56	1,517	8.5	318
$2.61 - $4.95	128	9.3	4
$7.50 - $7.50	18	7.3	14
Total	1,663	8.5	336

We recognize total stock-based compensation expenses, including employee stock awards and purchases under stock purchase plans, in accordance with the standards established by FASB.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Stock Compensation Plans (Continued)

The following table summarizes the allocation of stock-based compensation expense:

	Years Ended June 30,
	2013	2012
	(In thousands)
Cost of revenues	$64	$-
General and administrative	563	539
Research and development	74	119
Sales and marketing	78	26
Total	$779	$684

We recognize stock-based compensation expenses on a straight-line basis over the requisite service period of the award which is generally four years.

The weighted average fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table:

	Years Ended June 30,
	2013	2012

Weighted average fair value of options at grant date	$2.28	$1.96
Expected Volatility	79%	79%
Expected term of the option	4.5 years	4.6 years
Risk-free interest rates	0.56% - 0.93%	0.56 - 1.86%
Expected dividends	-	-

The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris’s peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris’s peer group’s common stock, Lyris’s historical volatility, and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

Retirement Plans

We have a defined contribution 401(k) Plan covering substantially all of our employees. Beginning September 2006, we began making matching contributions to the 401(k) Plan. During fiscal 2009, due to difficult business conditions and the economic downturn, we discontinued the 401(k) matching plan program. As such, in fiscal 2011 there was no employee-related expense associated with our 401(k) contribution match program. Effective January 1, 2012, we reinstated the 401(k) matching plan program, at the rate of 50 percent of the first 4%. During fiscal 2013 and 2012, employee-related expense associated with the 401(k) matching plan program was $0.1 million and $76 thousand, respectively.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Stock Compensation Plans (Continued)

Annual Incentive Bonus

On August 1, 2008, the Annual Incentive Bonus plan (the ‘‘Bonus Plan’’) was approved by our Compensation Committee of the Board of Directors (the ‘‘Compensation Committee’’). Under this Bonus Plan certain key employees, including the named executive officers are eligible to receive cash bonus payments following each fiscal quarter. The objectives of the Bonus Plan include aligning the eligible participants’ performance with our business goals to reward and retain high performing key employees and to attract high quality employees to Lyris.

14.	Commitments and Contingencies

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

As of June 30, 2013 we had the following commitments:

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2014	$1,167	$566	$34	$1,767	$888	$2,655
Fiscal Year 2015	1,019	185	16	1,220	399	1,619
Fiscal Year 2016	701	-	-	701	51	752
Fiscal Year 2017	179	-	-	179	-	179
Total	$3,066	$750	$50	$3,867	$1,338	$5,205
Less: amounts representing interest					(75)
Present value minimum lease payments					$1,263
Less: short-term portion					(827)
Long-term portion					$436

We occupy the majority of our facilities under non-cancellable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases totaled $1.3 million and $1.2 million during fiscal 2013 and 2012, respectively.

Legal Proceedings

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our former Chief Executive Officer, one other employee, several current or former directors, and certain of our stockholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs alleged various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs sought unspecified damages, punitive damages, costs, and injunctive relief. The lawsuit was dismissed in April, 2013 however the Burts’ filed an amended complaint in May, 2013. As of June 30, 2013, we are awaiting a ruling from the court.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	Segment Reporting

ASC 280 ‘‘Segment Reporting,’’ or ASC 280, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. We concluded that there is only one reportable segment as it is a cloud-based online marketing solutions and service provider and uses an integrated approach in developing and selling our solutions and services. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC 280.

16.	Related Party Transactions

During fiscal 2013, we entered into the following related party transactions:

Issuance of common stock

On October 17, 2012, in accordance with the terms of a Conversion Agreement by and between Lyris and William T. Comfort, III, dated October 17, 2012, we issued 96,459 shares of common stock to Mr. Comfort at a conversion price of $2.05 per share. The issuance was made in satisfaction of $197,741 in interest that we owed to Mr. Comfort as of October 16, 2012 under the Reimbursement and Security Agreement dated as of August 31, 2011 by and between us and Mr. Comfort for Mr. Comfort’s guarantee of the Non-Formula Line. (See Note 8)

Issuance of redeemable convertible Series A Preferred Stock

On October 17, 2012, we filed with the Secretary of State of the state of Delaware the Certification of Designation for the designation of our redeemable convertible Series A Preferred Stock. Of the 4 million shares of Preferred Stock, par value of $0.01 authorized to be issued, 2 million shares were designated as Series A Preferred Stock.

Subsequent to filing our Certification of Designation, on October 17, 2012, Lyris sold 2,000,000 of our 2,000,000 authorized shares of redeemable convertible Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation, in consideration for $5.0 million in cash. William T. Comfort, III, a director and former Chairman of our board is the Chairman of Lyr, Ltd. The sale was made pursuant to a redeemable convertible Series A Preferred Stock Purchase Agreement by and between Lyris and Lyr, Ltd. dated as of October 17, 2012. No underwriter was involved in the sale of the redeemable convertible Series A Preferred Stock. $2.5 million of the proceeds were used to fully repay the Non-Formula Line provided by Bank that Mr. Comfort had guaranteed. The remaining amount will be used for general corporate purposes.

The holders of the shares of redeemable convertible Series A Preferred Stock shall not be entitled to receive any dividends except as declared by the Corporation at the discretion of the Corporation’s Board of Directors.

Each share of the redeemable convertible Series A Preferred Stock is entitled to certain preferences as described in the Certificate of Designation for the redeemable convertible Series A Preferred Stock. In the event of our Liquidation, the holders of the redeemable convertible Series A Preferred Stock will be entitled to receive, out of the funds and assets available for distribution to stockholders, before any payment or distribution of assets to the holders of our common stock, a liquidation preference equal to the greater of (i) $2.50 per share of the redeemableconvertible Series A Preferred Stock, plus declared but unpaid dividends or (ii) such amount per share as would have been payable had all shares of redeemable convertible Series A Preferred Stock been converted into our common stock A “Liquidation” includes (i) our involuntary liquidation, dissolution or winding up, (ii) our merger or consolidation, or (iii) a sale, lease transfer or other disposition of all or substantially all of our assets.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	Related Party Transactions (Continued)

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

The redeemable convertible Series A Preferred Stock were issued and recorded at its original issue price of $5.0 million as there are no underwriters involved. As such, our redemption value is at 100 percent of the original issue price of $5.0 million and will adjust accordingly upon the issuance of dividends. We classified our redeemable convertible Series A Preferred Stock as a temporary equity as mezzanine due to our redemption option being contingent upon the holder’s not exercising their option to convert to our common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the ‘‘Exchange Act’’). This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of June 30, 2013, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of June 30, 2013, the end of our fiscal year. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment of our internal control over financial reporting as of June 30, 2013, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the ‘‘reasonable assurance’’ level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MANAGEMENT

Executive Officers and Directors

The following table provides information regarding our current executive officers and directors

Name	Age	Position(s)
Roy Camblin (1)	66	Chief Executive Officer and Chairman of the Board
Deborah Eudaley	55	Chief Operating Officer and Chief Financial Officer
Alex Lustberg	40	Chief Marketing Officer
John Philpin	54	SVP Engineering
Andrew Richard Blair (1)	80	Director
William T. Comfort, III (2)	47	Director
Nicolas De Santis Cuadra	47	Director
David Wang (1)(2)	37	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

Roy Camblin has been a member of our Board since February, 2012 and has been Chairman of the Board since October 2012. Mr. Camblin was appointed our Chief Executive Officer in March 2013. Since 2002, Mr. Camblin has been an independent strategic consultant. During this period of time, Mr. Camblin served as Chief Executive Officer and director of Cleanfish, Inc., an environmentally responsible seafood broker from April, 2009 to March, 2010 and as Senior Vice President of Engineering at Zebra Technologies Corp., a software division doing marine terminal and supply chain automation from 2006 to 2008. Prior to becoming an independent consultant, Mr. Camblin has served as Senior Vice President and Chief Information Officer at Epiphany, Inc., a software company from 2001 to 2002, CEO and board member of Netgateway, Inc., an Internet service provider, from 1999 to 2000, EVP and Chief Information Officer at CB Richard Ellis, a real estate services firm, from 1998 to 1999,Vice President of Global Operations and Technology at Citigroup, Inc. from 1996 to 1998 and Senior Vice President and Chief Information Officer at Oracle Corporation from 1993 to 1995. We believe that Mr. Camblin should serve as a member of our Board because of his broad executive management background and extensive senior level technology experience.

Deborah Eudaley was appointed our Chief Financial Officer in November, 2011 and as our Chief Operating Officer in November 2012. Prior to joining us, Ms. Eudaley served as Chief Financial Officer for Cloudmark Inc., a private messaging security software company, since June, 2010, where she managed all finance, accounting and human resources matters. From 2004 to February, 2010, she was Chief Financial Officer and Senior Vice President of Finance and Operations for GoldenGate Software Inc., a transaction data management company, which was acquired by Oracle Corporation in 2009. Ms. Eudaley also served as Vice President, Financial Planning & Analysis for Riverdeep, Inc., a publisher of educational products, from 2003 to 2004. She also served as Chief Financial Officer for Indivos Inc., a developer of biometric based authentication for the payments processing market, from 2000 to 2002, Alibris Inc., a provider of hard to find books to business partners and consumers, from 1999 to 2000, and Placeware Inc., a provider of internet conferencing services, from 1998 to 1999. Ms. Eudaley holds a B.A. from U.C. Berkeley and an M.B.A. from California State University, Hayward.

Alex Lustberg was appointed our Vice President of Marketing in February, 2012 and our Chief Marketing Officer on November 9, 2012. Prior to joining us, Mr. Lustberg was an internal consultant at Dell Inc. from August, 2011 through February, 2012 where he was responsible for product marketing for Dell's cloud business applications offerings. He joined Dell from Overtone, Inc., a provider of SaaS customer listening and social media analytics software. While at Overtone he served as Senior Vice President of Solution Strategy and Delivery from November, 2010 through August, 2011 and as Vice President of Product Marketing from 2007 to November, 2010. Overtone was acquired by Kana Software, Inc. in 2011. Prior to that, Mr. Lustberg was the owner and managing partner of IQ Creative America, a hospitality and lifestyle marketing company, from 2002 to 2007. Mr. Lustberg was also an independent product marketing consultant from 2003 to 2007, with engagements focused on business intelligence, customer relationship management, and human resources software implementation. His prior experience includes product marketing and product management positions at i2 Technologies Inc., a software company, from 2002 to 2003 and Firepond, Inc., a software company, from 1998 to 2001 and as a consultant with Accenture, Inc., a consulting firm, from 1995 to 1997. Mr. Lustberg holds a B.A. and M.A. degrees in Organizational Studies from Stanford University.

John Philpin was appointed our SVP Engineering in July, 2013. Prior to joining us, Mr. Philpin was the principal of Beyond Bridges from 2005 to 2013, an organization he founded that sold services including business development, planning and strategy, change management, sales and marketing, social sales/enterprise methods and technology transformation to organizations in both the USA and Europe. While at Beyond Bridges, and as a part of his role as principal, Mr Philpin also partnered with Reality Works, a sales strategy consulting firm, co-founded Expert Alumni/Glexnet, a firm that offers the services of experienced executives to businesses and founded Spray Aloha, a natural fragrance company focused on the hospitality industry. From 2005 to 2007, Mr. Philpin was CEO of Group Partners, a London based strategic consulting organization. From 2004 to 2005 he was Chief Marketing Officer of Cramer, a leading provider operations support systems, that was acquired by Amdocs. From 2001 to 2003 Mr. Philpin was Chief Marketing Officer at Vitria, a provider of operational intelligence software. From 1997 to 2001, Mr. Philpin held various positions relating to marketing, sales, business development, customer support and customer experience with Flypaper, a startup that he co-founded and that developed a Flash content creation and management platform. Mr. Philpin was a Senior Vice President of Citigroup from 1994 to 1996 and held a variety of positions at Oracle from 1985 to 1994. Mr. Philpin holds a BSc in Mathematics from the University of East Anglia.

Andrew Richard Blair has been a member of our Board since 2002. He is a founder of Freimark Blair & Company, Inc., a broker-dealer research boutique. Mr. Blair has served as President, Chief Executive Officer, Chief Financial Officer, and as a director of Freimark Blair since 1983. Mr. Blair holds a B.S. in Science and Business Administration from Wake Forest University. We believe that Mr. Blair possesses specific attributes that qualify him to serve as a member of our Board and to serve as chair of our Audit Committee, including his financial and accounting expertise and his substantial knowledge of financial markets.

William T. Comfort, III has served as a member of our Board since 2002 and as Chairman of the Board since 2002. He was a private equity investment professional with CVC Capital Partners, a leading private equity firm based in London, U.K., from 1995 until 2000. From 2001 to 2003 he served as a consultant to Citicorp Venture Capital (‘‘CVC’’). He is now principal of Conversion Capital Partners Limited, an investment fund headquartered in London. Mr. Comfort also has served as a director of numerous public and private companies as a representative of CVC Capital Partners and CVC, from all of which he has resigned. Mr. Comfort is currently a director of Kofax, Inc. Mr. Comfort received his J.D. and L.L.M. in tax law from New York University School of Law. We believe Mr. Comfort should serve as a member of our Board based on the important perspective he brings to our Board and management team from his extensive experience as an investor in numerous businesses, both public and privately held, providing guidance and counsel to a wide variety of companies, and service on the boards of directors of numerous private and publicly-held companies.

Nicolas De Santis Cuadra has been a member of our Board since 2003. Mr. De Santis Cuadra has served since 2003 as the Chief Executive Officer of London-based Twelve Stars Communications (now called Gold Mercury International), a globalization and strategy think tank and consultancy located in London, U.K., founded in 1961. From 2000 until 2003, Mr. De Santis Cuadra served as the marketing director of OPODO Ltd., the online travel portal owned by British Airways, Lufthansa, Air France and several other European-based airlines. From 1998 until 2000, Mr De Santis Cuadra served as Chief Marketing Officer of Beenz.com, the internet currency website, sold to Carlson Marketing, the U.S.-based global marketing services company. We believe that Mr. De Santis should serve as a member of our Board because of his substantial strategic planning and marketing experience and his executive experience at several internet- related businesses.

David Wang became a member of our Board in 2013. Since June 2013, Mr. Wang has been Director of Alternative Investments at The TCW Group, an investment management firm. Prior to joining TCW, Mr. Wang served as Director of Houlihan Lokey, an international investment banking firm from February 2010 to May 2013 where he was a senior member of the Capital Markets group. From 2006 through January 2010, Mr. Wang served as Managing Director, Chief Financial Officer and Advisor to Xinhua Finance Limited, a Tokyo Stock Exchange-listed provider of financial indices, ratings, news and corporate communications services. From 2000 to 2006, Mr. Wang served as Vice President with Libra Securities and U.S. Bancorp Libra, affiliated investment banking firms. During his tenure with Libra Securities, Mr. Wang also served as Chief Financial Officer and board member of Kentucky Electric Steel, LLC, from 2003 to 2006, where he was responsible for the financial management of the Company’s highly successful turnaround. Mr. Wang graduated with a B.S. in Economics from the Wharton School of the University of Pennsylvania. We believe that Mr. Wang should serve as a member of our Board because of his expertise in operations and finance, including capital markets transactions and mergers and acquisitions in addition to his board experience at several private companies.

Our executive officers are elected by, and serve at the discretion of, our Board. There are no familial relationships among our directors and officers.

Board Composition

Our certificate of incorporation provides that the Board shall be divided into three classes, designated Class I, Class II and Class III. Directors serve for staggered terms of three years each. Messrs. Comfort and Wang currently serve as Class III directors whose terms expire at the 2014 Annual Meeting. Messrs. Blair and De Santis Cuadra currently serve as Class I directors, whose terms expire at the 2015 Annual Meeting. Mr. Camblin currently serves as a Class II director whose term expires at the 2016 Annual Meeting.

The classification of our Board and provisions described above may have the effect of delaying or preventing changes in our control or management. See ‘‘Description of Capital Stock—Anti-takeover provisions—Certificate of incorporation and bylaw provisions.’’

Committees of our Board

Our Board has established an Audit Committee and a Compensation Committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignations or until otherwise determined by our Board. Our Board has adopted a charter for each of these committees, which it believes complies with the applicable requirements of current NASDAQ Capital Market and SEC rules and regulations. We intend to comply with future requirements to the extent they are applicable to us. Copies of the charters for each committee will be available without charge, upon request in writing to Lyris, Inc., 6401 Hollis Street, Suite 125, Emeryville, California 94608, Attn: Investor Relations, or on the investor relations tab at our website, www.lyris.com under Corporate Governance.

Audit Committee

Our Audit Committee is comprised of Mr. Blair who is the chair of the Audit Committee, Mr. Camblin and Mr. Wang. Each member of our Audit Committee is financially literate as required by current NASDAQ Capital Market listing standards. In addition, our Board has determined that Mr. Blair is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act and the Board had determined that Mr. Blair is independent, as independence for audit committee members is defined in the listing standards for NASDAQ Capital Market. Our Audit Committee, among other things:

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

SECTION 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in such ownership. SEC rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, we believe that the applicable Section 16(a) reporting requirements were complied with for all of the transactions which occurred in the fiscal year ended June 30, 2013 with the following exceptions. In both November, 2012 and March, 2013 a Form 4 for Roy Camblin for an award of options was not filed on a timely basis. In January, 2013 a Form 4 for Deborah Eudaley was not filed on a timely basis. In May, 2013 a Form 4 for Alex Lustberg was not filed on a timely basis.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our board members, officers and employees. Our Code of Conduct and Ethics is posted on the Investor Relations section of our website located at http://lyri.irpage.net/, by clicking on “Corporate Governance.” Any amendments or waivers of our Code of Conduct and Ethics pertaining to a member of our board of directors or one of our executive officers will be disclosed on our website at the above-referenced address.

STOCKHOLDER NOMINATION

Our Bylaws contain provisions addressing the process by which a stockholder may nominate an individual to stand for election to the Board of Directors at our Annual Meeting. Historically, we have not had a formal policy concerning stockholder recommendations for nominees. Given our size, the Board of Directors does not feel that such a formal policy is warranted at this time. The absence of such a policy, however, does not mean that a reasonable stockholder recommendation will not be considered, in light of our particular needs and the policies and procedures set forth above. Procedures for submitting such stockholder recommendations are set forth under ‘‘Stockholder Communications with the Board’’ below. The Board of Directors will reconsider this matter at such time as it believes that our circumstances, including our operations and prospects, warrant the adoption of such a policy.

Stockholder Communications with the Board

We have no formal process by which stockholders may communicate directly with directors. However stockholders may direct communications intended for the Board of Directors to the Secretary of the Company, at 6401 Hollis St., Suite 125, Emeryville, California 94608. The envelope containing such communication must contain a clear notation indicating that the enclosed letter is a ‘‘Stockholder- Board Communication’’ or ‘‘Stockholder-Director Communication’’ or similar statement that clearly and unmistakably indicates the communication is intended for the Board of Directors. All such communications must clearly indicate the author as a stockholder and state whether the intended recipients are all members of the Board of Directors or just certain specified directors. The Secretary of the Company will make copies of all such communications and circulate them to the appropriate director or directors.

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

Annual bonus plan

On August 1, 2008, the Compensation Committee approved an annual incentive bonus plan, under which key employees, including our named executive officers, are eligible to receive quarterly cash bonus payments. The objectives of the bonus plan are to align participants’ incentives with our business goals and to reward and retain high performing key employees.

Under the bonus plan, participants are eligible to receive bonuses based on individual performance and our Company’s performance. Individual performance objectives may be established by the Compensation Committee. Company performance (the ‘‘Performance Bonus’’) is based on the following criteria: net new monthly hosted revenue additions (‘‘net new MRR’’); total revenues; and Adjusted EBITDA. The Compensation Committee may select additional criteria for the Performance Bonus. For each bonus plan year, the Compensation Committee will establish the percentage to use for each of the criteria that comprise the Performance Bonus, such that participants are aware of the relative importance of each criterion in determining any Performance Bonuses. To the extent we exceed performance targets participants are eligible for additional bonus awards.

For fiscal 2013, the Compensation Committee established only individual performance measures and no company criteria under the bonus plan. Neither Mr. Maasberg nor Mr. Camblin had individual performance measures for fiscal 2013. Their awards were subjective and at the discretion of the Compensation Committee. Per his employment agreement, Mr. Maasberg’s target bonus for fiscal 2013 was $100,000 and was to be paid annually in arrears. Mr. Maasberg resigned from the company effective March 31, 2013 and was not paid a performance bonus. Mr. Camblin was appointed our CEO on March 11, 2013. His target bonus per his employment agreement is to be $100,000 per year, paid annually, which the Compensation Committee pro-rated to be $33,333 for fiscal 2013. Mr. Camblin earned 100% of his target bonus for fiscal 2013.

Ms. Eudaley and Mr. Lustberg’s individual performance measures for fiscal 2013 were established by Compensation Committee prior to the start of fiscal 2013. In fiscal 2013, the individual performance measures for Ms. Eudaley, our Chief Financial Officer were focused on the management of her area of responsibility, development of and integration of the customer relationship management systems, the maintenance, compliance and renewal of our credit agreement and operational activities:

Ms. Eudaley’s target bonus per her employment agreement is $100,000 per year and is payable quarterly at $25,000 for 100% of her target bonus. Ms. Eudaley earned 100% of her bonus potential in the first and second quarters, 110% of her bonus potential in the third quarter and 100% of her bonus potential in the fourth quarter.

In fiscal 2013, the individual performance measures for Mr. Lustberg were focused on the management of his area of responsibility, developing marketing campaigns, improving sales and developing and implementing performance metrics.

Mr. Lustberg’s target bonus per his employment agreement, as amended, is $55,000 per year and is payable quarterly at $13,750 for 100% of his target bonus. Mr. Lustberg earned 100% of his bonus potential in the first and second quarters, 110% of his bonus potential in the third quarter and 100% of his bonus potential in the fourth quarter.

Equity compensation

We grant stock options to executives when they are hired as a part of their overall compensation package. The number of options and corresponding vesting schedules are based on what our Compensation Committee believes is needed to be competitive in the marketplace. However, we do not conduct any formal peer group benchmarking studies. Additional option awards may be granted based on the recommendation of the chief executive officer and approved by the Compensation Committee.

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

Roy Camblin We entered into an employment agreement with Roy Camblin, effective as of March 11, 2013 to serve as our Chief Executive Officer, pursuant to which Mr. Camblin receives an annual salary of $350,000 and will be eligible for a target annual bonus of $100,000 per year. The first year’s bonus will be prorated for length of service. We also granted to Mr. Camblin an option to purchase 315,000 shares of our common stock at an exercise price of $2.13 per share. 25% of the shares underlying the option vest on March 11, 2014, which is the first anniversary of his date of hire with the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three month anniversary of his date of hire thereafter. Mr. Camblin is also eligible to participate in our benefit plans to the extent applicable generally to our other employees. The employment agreement also provides for certain severance payments to Mr. Camblin described in greater detail below in the section titled ‘‘Potential Payments upon Termination or Change of Control.’’

Wolfgang Maasberg. We entered into an employment agreement with Wolfgang Maasberg, effective as of August 18, 2010, and as amended on April 27, 2012, in connection with his appointment to serve as our President and Chief Executive Officer. The term of the agreement is for three years and automatically extends for one year at the end the initial term of the agreement and at the end of each annual extension term unless 90 days prior written notice is given prior to the end of the term. The initial base salary under the agreement is $350,000 and Mr. Maasberg is eligible to receive an annual cash bonus of up to $100,000, $30,000 of which was guaranteed for fiscal 2011. We agreed to pay Mr. Maasberg a sign-on bonus of $10,000 per month and a cost of living offset payment of $3,000 per month for each month he remains an employee through March, 2013. In addition, Mr. Maasberg received an award of options to purchase 100,000 shares of our common stock at an exercise price of $4.95 per share that vest over four years, with 25% of the total number of shares subject to the option vesting on August 18, 2011, with the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three-month anniversary thereafter. We awarded Mr. Maasberg 300,000 RSUs that vest over four years, with 25% vesting on August 18, 2011, and the remainder vesting in equal installments of 8.3% of the total number of shares subject to the RSU on each three-month anniversary thereafter. Upon a change in control, 100% of the unvested options and 50% of the unvested RSUs shall vest or become settled, as applicable. In the event of a change in control, 50% of the unvested RSUs vest in equal monthly installments over the first twelve months from the change in control if Mr. Maasberg remains employed by the acquiring entity. Additionally, we agreed to pay Mr. Maasberg relocation payments not to exceed $94,500. Mr. Maasberg is eligible to participate in any of our employee benefit plans to the extent applicable generally to our other employees. The employment agreement also provides for certain payments to Mr. Maasberg described in greater detail below in the section titled ‘‘Potential Payments upon Termination or Change in Control.’’

Deborah Eudaley. We entered into an employment agreement with Deborah Eudaley, effective as of November 4, 2011, and as amended as of April 19, 2012, to serve as our Chief Financial Officer, pursuant to which Ms. Eudaley receives an annual salary of $260,000 and will be eligible for a target annual bonus of $100,000 in 2012. Ms. Eudaley also received a sign-on bonus of $8,333 per month for the remainder of calendar year 2011. We also granted to Ms Eudaley an option to purchase 96,666 shares of our common stock at an exercise price of $1.58 per share. 25% of the shares underlying the option vest on November 4, 2012, which is the first anniversary of her date of hire with the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three month anniversary of her date of hire thereafter. Ms. Eudaley is also eligible to participate in our benefit plans to the extent applicable generally to our other employees. The employment agreement also provides for certain severance payments to Ms. Eudaley described in greater detail below in the section titled ‘‘Potential Payments upon Termination or Change of Control.’’

Alex Lustberg We entered into an employment agreement with Alex Lustberg, effective as of February 28, 2012 to serve as our Vice President, Marketing, pursuant to which Mr. Lustberg received an annual salary of $210,000 and a sign on bonus of $5,000. He was also eligible for a target annual bonus of $42,000 per year. Mr. Lustberg was promoted to Chief Marketing Officer on November 9, 2012 and his salary was increased to $220,000 annually and his target bonus was increased to $55,000 per year. At the time of his hire, we also granted to Mr. Lustberg an option to purchase 30,000 shares of our common stock at an exercise price of $2.10 per share. 25% of the shares underlying the option vest on February 28, 2012, which is the first anniversary of his date of hire with the remainder vesting in equal installments of 8.3% of the total number of shares subject to the option on each three month anniversary of his date of hire thereafter. Mr. Lustberg is also eligible to participate in our benefit plans to the extent applicable generally to our other employees. The employment agreement also provides for certain severance payments to Mr. Lustberg described in greater detail below in the section titled ‘‘Potential Payments upon Termination or Change of Control.’’

Potential payments upon termination or change in control

Roy Camblin Pursuant to his employment agreement, in the event Mr. Camblin’s employment is terminated without Cause or within two years following a Change in Control, and provided that he delivers to us a signed release of all claims in favor of us, any unvested options shall immediately vest.

Wolfgang Maasberg. Mr Maasberg resigned from the Company effective March 31, 2013. In accordance with his separation agreement, Mr. Maasberg was paid severance in the amount $175,000 which was six months of his base salary plus a separation bonus of $35,000. In addition, the Company agreed to reimburse him for any health insurance premiums that he would pay under COBRA for six months. The Company also agreed to extend Mr. Maasberg’s right to exercise his vested options, which amounted to options to purchase 82,371 shares of common stock, from 90 days following his separation until March 31, 2014.

Deborah Eudaley. Pursuant to her employment agreement, as amended, in the event Ms. Eudaley’s employment is terminated without cause or she resigns for good reason (as defined in the agreement), we will pay to Ms. Eudaley an amount equal to six months of her current annual base salary at the time of termination, 50% of her target bonus, payment of her COBRA health insurance premiums for a period of twelve months following termination plus any other amounts accrued but not yet paid. This provision would entitle Ms. Eudaley to $180,000. If we are acquired or undergo a change of control and Ms. Eudaley is terminated without Cause within three months prior to or two years following the change of control she will be entitled to severance payments of twelve months of her then base salary, 100% of her target bonus and payment of her COBRA health insurance premiums for a period of twelve months following termination. Ms. Eudaley’s agreement also provides that if we are acquired or undergo a change of control and her employment is terminated without Cause, any unvested options shall immediately vest.

Alex Lustberg Pursuant to his employment agreement, in the event Mr. Lustberg’s employment is terminated without Cause within two years following a Change in Control, we will pay to Mr. Lustberg an amount equal to six months of his current annual base salary at the time of termination, payment of his COBRA health insurance premiums for a period of six months following termination plus any other amounts accrued but not yet paid. Additionally, any unvested options shall immediately vest.

“Cause’’ is defined in Mr. Camblin’s, Ms. Eudaley’s and Mr. Lustberg’s employment agreements to mean (a) the failure of the employee to perform his obligations and duties to the satisfaction of us, which failure is not remedied within fifteen days after receipt of written notice from us, (b) commission by the employee of an act of fraud upon, or willful misconduct towards, us or any of our affiliates, (c) a material breach by the employee of our which is not remedied within 15 days written notice from us (d) the failure of the employee to carry out, or comply with, in any material respect, any directive of our Board, which in the case of each situation above is not remedied within 15 days after receipt of written notice from us or our Board, or (e) the conviction of the employee of (or a plea of nolo contendere to) any felony or any crime involving moral turpitude.

“Change in Control’’ is defined in Mr. Camblin’s, Ms. Eudaley’s and Mr. Lustberg’s employment agreement to mean (i) a sale, conveyance, exchange or transfer in which any non-current stockholder becomes the beneficial owner of more than fifty (50%) percent of the total voting power of all the then outstanding voting securities; a merger, consolidation or reorganization in which our voting securities immediately prior to such transaction do not represent or are not converted into a majority of the voting power of the surviving entity; (iii) a sale of substantially all of our assets or our liquidation or dissolution; (iv) a change in the composition of the Board occurring within a one-year period, as a result of which fewer than a majority of the directors are incumbent directors (as defined in the agreement); or (v) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

SUMMARY COMPENSATION TABLE

The following table summarizes information relating to the compensation earned for services rendered in all capacities during fiscal 2012 and fiscal 2013, for each person who served as our principal executive officer or principal financial officer in fiscal 2013, plus certain executive officers (collectively our ‘‘named executive officers’’).

Name	Year	Salary	Bonus		Option Grants (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation	Total

Roy Camblin (3)	2013	$123,397	$		$690,087	$33,333	$23,794	$870,611
Chairman and Chief Executive Officer	2012				-

Wolfgang Maasberg (4)	2013	262,500		125,000	254,425		213,658	855,583
Former President and Chief Executive Officer	2012	350,000		120,000	251,239	100,000	36,000	857,239

Deborah Eudaley (5)	2013	260,000			138,047	102,500	$5,217	505,764
Chief Operating Officer and Chief Executive Officer	2012	170,500		16,667	169,316	50,000		406,483

Alex Lustberg (6)	2013	219,167			107,049	56,375	5,825	388,416
Chief Marketing Officer	2012	71,615		5,000	56,982	14,000	1,120	158,797

(1)	Reflects the grant date fair value of the awards made in fiscal 2011 in accordance with the ASC 718. The assumptions used in the valuation of these awards are set forth in Note 13 ‘‘Stockholders’ Equity’’ of the Notes to Consolidated Financial Statements and do not purport to reflect the value that will be recognized by the named executive officers upon the sale of the underlying securities. The vesting provisions of these options are also described in the footnotes to the 2013 Outstanding Equity Awards at Fiscal Year-End table below.

(2)	These compensation awards were awarded by the Compensation Committee as Performance Bonus awards under our Annual Bonus Plan.

(3)	Mr. Camblin became our Chief Executive Officer on March 11, 2013. The compensation in the above table is for his service as an employee since that date. Mr. Camblin served as a director since February, 2012 and as our Chairman since October, 2012. $193,678 of Mr. Camblin’s Option Grants compensation above was for option grants awarded for his Board of Directors service as non-executive Chairman prior to his being named Chief Executive. All other compensation includes board fees of $2,500 and stock compensation of $21,294. His compensation for his board service for fiscal 2013 is detailed below under “Director Compensation.”

(4)	Mr. Maasberg resigned from the company effective March 31, 2013. In fiscal 2013, pursuant to the terms of Mr. Maasberg’s employment agreement, as amended, $90,000 of his bonus was a signing bonus and $35,000 of his bonus was a separation bonus. All other compensation includes six month’s severance of $175,000, payment of $27,000 to offset cost of living expenses associated with his relocation and $11,658 for the company match to his 401(k) contributions.

(5)	All other compensation consists of the company’s match to Ms. Eudaley’s 401(k) contributions.

(6)	Mr. Lustberg commenced his employment with us in February 2012. All other compensation consists of the company’s match to Mr. Lustberg’s 401(k) contributions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects outstanding equity awards held by our named executive officers as of June 30, 2012.

Name	Number of Securities Underlying Unexercised Options Unexercisable		Number of Securities Underlying Unexercised Options Exercisable		Option Exercise Price	Option Expiration Date
Roy Camblin			1,000	(1)	$1.95	2/2/2022
Chairman and Chief Executive	6,417	(2)	2,916		1.95	2/2/2022
Officer	125,000	(3)			2.17	11/1/2023
	315,000	(4)			.2.13	4/1/2023

Wolfgang Maasberg (5)	68,750	(6)	31,250		1.58	1/27/2022
Former President and Chief	126,258	(7)	39,455		1.58	11/23/2021
Executive Officer	46,666	(8)	11,666		1.58	2/2/2022
	125,000	(9)			2.56	8/1/2021

Deborah Eudaley	60,417	(10)	36,249		1.58	11/24/2021
Chief Operating Officer and Chief	27,108	(11)	16,265		1.58	11/23/2021
Financial Officer	35,010	(12)			2.56	8/1/2022
	50,000	(13)			2.17	1/1/2023

Alex Lustberg	20,625	(14)	9,375		2.10	2/28/2022
Chief Marketing Officer	7,500	(15)	2,500		2.08	4/1/2022
	29,415	(16)			2.56	8/1/2022
	14,065	(17)			2.17	11/1/2012
	25,000	(18)			1.99	5/31/2023

(1)	The Compensation Committee granted 1,000 options to Mr. Camblin at an exercise price of $1.95 per share upon his appointment to the board on February 2, 2012. The options were fully vested on the date of appointment and exercisable immediately.

(2)	The Compensation Committee granted 9,333 options to Mr. Camblin at an exercise price of $1.95 per share upon his appointment to the board on February 2, 2012. The option vests over four years with 25% of the shares vesting on February 2, 2013 and the remainder vesting in equal quarterly installments thereafter.

(3)	The Compensation Committee granted 125,000 options to Mr. Camblin at an exercise price of $2.17 on November 1, 2012 following his appointment as Chairman. The option vests over four years with 25% of the shares vesting on November 1, 2013 and the remainder vesting in equal quarterly installments thereafter.

(4)	The Compensation Committee granted 315,000 options to Mr. Camblin on 4/1/2013 following his appointment as Chief Executive Officer. The option vests over four years with 25% of the shares vesting on 4/1/2014 and the remainder vesting in equal quarterly installments thereafter.

(5)	Mr. Maasberg resigned from the company effective March 31, 2013. After that date, Mr. Maasberg’s unvested shares will no longer vest and he has one year from that date to exercise his vested shares

(6)	The Compensation Committee granted 100,000 options to Mr. Maasberg on August 18, 2010 at an exercise price of $4.95 per share. The option vests over four years with 25% of the shares vesting on 8/18/11 and the remainder vesting in equal quarterly installments thereafter. Subject to an exchange offer effective April 23, 2012, these options were exchanged for the same number of new options with an exercise price of $1.58 per share. The new options will vest over four years, with 25% of the total number of shares vesting on November 23, 2012 and the remainder vesting in equal quarterly installments thereafter.

(7)	The Compensation Committee granted 126,258 options to Mr. Maasberg on November 23, 2011 at an exercise price of $1.58 per share. The options will vest over four years, with 25% of the total number of shares vesting on November 23, 2012, and the remainder vesting in equal quarterly installments thereafter.

(8)	The Compensation Committee granted 46,666 shares to Mr. Maasberg on February 2, 2012 at an exercise price of $1.58 per share. The awards will vest over four years, with 25% of the total number of shares vesting on February 2, 2013, and the remainder vesting in equal quarterly installments thereafter

(9)	The Compensation Committee granted 125,000 shares to Mr. Maasberg on August 1, 2012 at an exercise price of $2.56 per share. The awards will vest over four years, with 25% of the total number of shares vesting on August 1, 2013, and the remainder vesting in equal quarterly installments thereafter.

(10)	The Compensation Committee granted 96,666 shares to Ms. Eudaley on November 4, 2011 at an exercise price of $1.58 per share. The awards will vest over four years, with 25% of the total number of shares vesting on November 4, 2012 and the remainder vesting in equal quarterly installments thereafter.

(11)	The Compensation Committee granted 43,373 shares to Ms. Eudaley on November 23, 2011 at an exercise price of $1.58 per share. The awards will vest over four years, with 25% of the total number of shares vesting on November 23, 2012 and the remainder vesting in equal quarterly installments thereafter.

(12)	The Compensation Committee granted 35,010 shares to Ms. Eudaley on August 1, 2012 at an exercise price of $2.56 per share. The awards will vest over four years, with 25% of the total number of shares vesting on August 1, 2013 and the remainder vesting in equal quarterly installments thereafter.

(13)	The Compensation Committee granted 50,000 shares to Ms. Eudaley on January 1, 2013 at an exercise price of $2.17 per share. The awards will vest over four years, with 25% of the total number of shares vesting on January 1, 2014 and the remainder vesting in equal quarterly installments thereafter.

(14)	The Compensation Committee granted 30,000 shares to Mr. Lustberg on February 28, 2012 at an exercise price of $2.10 per share. The awards will vest over four years, with 25% of the total number of shares vesting on February 28, 2013 and the remainder vesting in equal quarterly installments thereafter.

(15)	The Compensation Committee granted 10,000 shares to Mr. Lustberg on April 1, 2012 at an exercise price of $2.08 per share. The awards will vest over four years, with 25% of the total number of shares vesting on April 1, 2013 and the remainder vesting in equal quarterly installments thereafter.

(16)	The Compensation Committee granted 29,415 shares to Mr. Lustberg on August 1, 2012 at an exercise price of $2.56 per share. The awards will vest over four years, with 25% of the total number of shares vesting on August 1, 2013 and the remainder vesting in equal quarterly installments thereafter.

(17)	The Compensation Committee granted 14,065 shares to Mr. Lustberg on November 1, 2012 at an exercise price of $2.17 per share. The awards will vest over four years, with 25% of the total number of shares vesting on November 1, 2013 and the remainder vesting in equal quarterly installments thereafter.

(18)	The Compensation Committee granted 25,000 shares to Mr. Lustberg on May 31, 2013 at an exercise price of $1.99 per share. The awards will vest over four years, with 25% of the total number of shares vesting on May 31, 2014 and the remainder vesting in equal quarterly installments thereafter.

Director compensation

Each non-employee member of the board is entitled to an annual cash retainer of $25,000 and meeting fees of $1,000 per in-person meeting attended, $1,000 for each in-person committee meeting attended that is not scheduled in conjunction with a Board meeting, and a fee of $500 for all other committee meetings attended. Directors are also reimbursed for their out-of pocket expenses associated with the Board and committee meetings. Our executive officers do not receive additional compensation for serving on the Board. Mr. Comfort, our Chairman of the Board, has waived all retainers and fees for his services.

Effective February 2, 2012 (‘‘Appointment Date’’), Roy Camblin and Chris Harrington were appointed as directors to fill vacancies on the Board. In lieu of an annual cash retainer, Mr. Camblin and Mr. Harrington received stock options. Both Mr. Camblin and Mr. Harrington received stock option grants under our 2005 Equity-Based Compensation Plan. Upon their appointment to the Board, both directors received ten-year options to purchase of 9,333 shares of our common stock at an exercise price of $1.95 per share, which the Board determined to be equal to the fair market value of our common stock on the Appointment Date. Each option vests over four years, with 25% of the total number of shares subject to each option vesting on the first anniversary of the Appointment Date and the remainder vesting in equal installments quarterly thereafter. Additionally, Mr. Camblin and Mr. Harrington each received ten-year options to purchase 1,000 shares of our common stock at an exercise price of $1.95 per share. These options were fully vested on the Appointment Date and are exercisable immediately. So long as Mr. Camblin and Mr. Harrington remain in continuous service as directors, we will grant to each of Mr. Camblin and Mr. Harrington options to purchase 1,000 shares of our common stock at an exercise price equal to the then fair market value of our Common Stock on the date of grant on the first, second and third anniversaries of their Appointment Dates thereafter. Shares of common stock subject to these option grants will also be fully vested on date of grant and be exercisable immediately. If either Mr. Camblin or Mr. Harrington ceases to be one of our directors, their respective options would terminate 90 days thereafter.

Mr. Camblin was appointed our non-executive Chairman in October, 2012 and was awarded a ten year option to purchase 125,000 shares of our common stock at an exercise price of $2.17 per share. This option vests over four years, with 25% of the total number of shares subject to the option vesting on the first anniversary of his appointment date as Chairman and the remainder vesting in equal installments quarterly thereafter. Mr. Camblin was appointed our CEO on March 12, 2013 and the options that he received previously for his time of service as a non-employee board member continue to remain effective. Mr. Harrington resigned from our board on April 18, 2013 and his options were terminated thereafter unexercised.

Director compensation table

The table below summarizes the compensation paid to non-employee members of the Board for fiscal 2012.

Name	Fees Earned or Paid in Cash		Stock Compensation	Total
Andrew Richard Blair	$28,000	(1)	$—	$28,000
Roy Camblin	2,500	(2)	21,294	23,794
William T. Comfort III (3)	—		—	—
Nicolas De Santis Cuadra	27,500	(1)	—	27,500
Christopher Harrington (4)	—		3,645	26,398
David Wang (5)	—		—	—

(1)	Fees consist of a $25,000 annual retainer and additional payments of $500 for each telephonic Audit Committee meeting attended.

(2)	Fee consists of one telephonic Audit Committee meeting attended.

(3)	Mr. Comfort waived all retainers and fees in fiscal 2013.

(4)	Mr. Harrington resigned from our board on April 18, 2013.

(5)	Mr. Wang was appointed to our Board effective June 26, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of August 31, 2013 by:

•	each stockholder known by us to beneficially own more than five percent of the Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of August 31, 2013 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

August 31, 2013, there were 9,567,864 shares of our common stock outstanding, not including 2,000,000 shares issuable upon conversion of Series A Preferred shares into shares of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons included in this table have sole voting and investment power with respect to all the shares of Common Stock beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares

William T. Comfort, III (b)	7,498,849	64.8%
LDN Stuyvie Partnership (c)	2 ,830,208	24.5%
Lyr, Ltd. (d)	2,000,000	17.3%
65 BR Trust (e)	1,497,436	12.9%
James A. Urry (f)	670,707	5.8%
Wolfgang Maasberg (g)	243,194	2.1%
Deborah Eudaley (h)	135,423	1.2%
Andrew Richard Blair (i)	66,817	*
Alex Lustberg (j)	22,353	*
Nicolas De Santis Cuadra	8,064	*
Roy Camblin(k)	4,500	*
John Philpin
David Wang
All current directors and executive officers as a group (8 persons)(l)	7,736,006,	65.9%

*	Represents beneficial ownership of less than 1%.

(a)	Inclusion of information concerning shares held by or for their spouses or children or by entities in which a person has an interest does not constitute an admission of beneficial ownership by such person. Unless otherwise indicated, the address of each director and officer is 6401 Hollis St., Suite 125, Emeryville, CA 94608.

(b)	Includes shares held by LDN Stuyvie Partnership, of which Mr. Comfort is sole general partner, shares held by 65 BR Trust of which Mr. Comfort is the investment advisor and shares held by Lyr, Ltd. of which Mr. Comfort is Chairman. Mr. Comfort disclaims beneficial ownership of all shares held by 65 BR Trust and Lyr, Ltd.

(c)	LDN Stuyvie Partnership is a limited partnership, the sole general partner of which is William T. Comfort III, our Chairman of the Board. The address of LDN Stuyvie Partnership is 127-131 Sloane St., 4th Floor, Liscartan House, SWIX 9AS, London, UK.

(d)	Represents shares issuable upon conversion of Series A preferred shares held by Lyr, Ltd. a Bermuda corporation of which Mr. Comfort is Chairman with voting and dispositive power over the shares held by Lyr, Ltd. Mr Comfort disclaims beneficial ownership of all shares held by Lyr, Ltd.

(e)	65 BR Trust is a New York trust of which Mr. Comfort is an investment advisor with voting and dispositive power over the shares held by the trust. The address of 65 BR Trust is PO Box 242, Locust Valley, NY 11560. Mr. Comfort disclaims beneficial ownership of all 1,497,436 shares held by the trust.

(f)	The shares reported do not include the 2,830,208 shares beneficially owned by LDN Stuyvie Partnership, of which Mr. Urry’s spouse is a partner. Mr. Urry’s spouse has no dispositive or voting authority with respect to the shares beneficially owned by LDN Stuyvie Partnership, and Mr. Urry disclaims beneficial ownership of such shares.

(g)	Includes 82,371 shares s issuable upon exercise of stock options. 26,666 shares are pledged as collateral against a personal business loan held by David Liebowitz-the Chapter 7 Trustee for the Estate of IFC Credit Corp.

(h)	Includes 70,019 shares issuable upon exercise of stock options.. Also includes 43,467 shares held by Ms. Eudaley’s spouse. Ms. Eudaley disclaims beneficial ownership of all shares held by her spouse.

(i)	Includes 55,000 shares owned by Mr. Blair and his wife, 4,000 owned by the Freimark, Blair & Co. pension fund and 7,813 owned by the Blair Family Trust. Mr. Blair disclaims beneficial ownership of 1,840 of the shares owned by the Freimark, Blair & Co. pension fund and the entire 7,813 shares are owned by the Blair Family Trust.

(j)	Consists of 22,353 shares issuable upon exercise of stock options.

(k)	Consists of 4,500 shares issuable upon exercise of stock options.

(l)	Includes 179,243 shares issuable upon exercise of stock options.

Equity Compensation Plan Information

Number of securities
	Number of securities to be	Weighted-average	remaining available for future
	issued upon exercise of	exercise of	issuance under compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	related in (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,662,852	$2.10	673,738
Equity compensation plans not approved by security holders	—	—	—
Total	1,662,852	$2.10	673,738

We established the 2005 Equity-Based Compensation Plan (“2005 Plan”) on May 6, 2005. The 2005 Plan provides for grants of stock options and stock-based to our employees, directors and consultants. Stock options issued in connection with the 2005 Plan are granted with an exercise price per share equal to the fair market value of a share of our Common Stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly or annually and all within four years of grant date. RSUs issued in connection with the Equity-Based Compensation Plan are granted with a fair value based on the intrinsic value of the RSUs as of the date of grant RSUs vest over four years, with 25% of the total number of shares subject to the RSU vesting on the one-year anniversary of the start of employment and, the remainder vesting every three months thereafter in equal installments of 1/12th of the total number of shares subject to the RSU. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 2,575,000. At June 30, 2013, there were 673,738 shares available for grant under the 2005 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Issuance of Preferred Stock

On October 17, 2012, we sold 2,000,000 of our 4,000,000 authorized shares of our Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation in consideration for $5.0 million in cash. William T. Comfort, III, a director and former Chairman of our board is the Chairman of Lyr, Ltd. The sale was made pursuant to a Series A Stock Preferred Stock Purchase Agreement by and between us and Lyr, Ltd. dated as of October 17, 2012. No underwriter was involved in the sale of the Series A Preferred Stock. $2,500,000 of the proceeds were used to fully repay the Non-Formula Line provided by Bank that William T. Comfort, III had guaranteed. The remaining amount will be used for general corporate purposes.

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

Each share of the Series A Preferred Stock is entitled to vote on all matters and is entitled to the number of votes equal to the number of shares of the our common stock into which each share of Series A Preferred Stock is convertible. Except as required by law or as otherwise provided below, the holders of shares of Series A Preferred Stock and our common stock will vote together as a single class and not as separate classes.

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

Employment and separation agreements

Employment and separation agreements with our named executive officers are described under ‘‘Executive Compensation’’ above.

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

Policies and procedures

Under SEC rules, we must disclose ‘‘related-person transactions’’ between us or our subsidiaries and related persons. A related person is any director, officer, nominee for director, or 5% stockholder of our capital stock since the beginning of the last fiscal year, and the immediate family members of these persons. A transaction, or series of transactions, may constitute a ‘‘related-person transaction’’ if the amount involved exceeds $120,000, and a related person has a direct or indirect material interest. To date we have not adopted a formal written policy with respect to such related-party transactions. However, an informal, unwritten policy has been in place whereby all such related-party transactions are reported to, and approved by, the full Board (other than any interested director). Factors considered by the Board when deliberating such transactions include:

•	whether the terms of such transaction are fair to us; and

•	whether the transaction is consistent with, and contributes to, our growth strategy.

All the related-party transactions listed above were approved by the full Board (other than those directors with interests in the transactions).

Director independence

We have adopted, and are in compliance with, the listing rules of the NASDAQ Stock Market, which require that a majority of the members of our Board be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, our Board has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is ‘‘independent’’ as that term is defined under the rules of the NASDAQ Stock Market. In making this determination, our Board considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed for professional audit services rendered to us by an independent accountant, Burr Pilger Mayer, Inc., during fiscal 2013 and 2012:

	Fiscal Year Ended June 30,
	2013	2012
	(In thousands)
Audit fees (1)	$167	$166
Audit-related fees (2)	14	124
Total	$181	$290

(1)	Represents fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	Represents fees for professional services rendered in connection with the audit of our 401(k) benefit plan annual financial statements and on work done related to a registration statement that was subsequently withdrawn.

The Audit Committee of the Board of Directors has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose. Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings. In situations where it is impractical to wait until the regularly scheduled quarterly meeting, the Audit Committee may delegate authority to approve the audit, audit-related, tax and other services to a member of the committee up to a certain pre-determined level as approved by the Audit Committee. During fiscal 2013 and 2012, all of our audit-related fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The financial statements filed as part of this Annual Report at Item 8 are listed in the Financial Statements and Supplementary Data on page 50 of this Annual Report. All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

b)	The following documents are filed or incorporated by reference as exhibits to this Report:

Incorporated by Reference

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Certificate of Incorporation of the Registrant.	10-K	9/26/07	3(a)(i)
3.02	Certificate of Amendment to Certificate of Incorporation of the Registrant.	10-K	9/26/07	3(a)(ii)
3.03	Certificate of Amendment to Certificate of Incorporation of the Registrant.	8-K	3/5/12	3.1
3.04	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)
3.07	First Amended and Restated Bylaws of the Registrant, as amended as of February 14, 2007.	8-K	2/21/07	3.2
4.1	Certificate of Designation of the Series A Preferred Stock	8-K	10/18/12	4.1
10.01†	Form of Indemnification Agreement.	8-K	3/30/09	10.1
10.02†	2005 Equity-Based Compensation Plan, as amended, including forms of equity award agreements.	S-1	5/24/12	10.01
10.03†	Offer Letter between the Registrant and Roy Camblin, dated March 8, 2013	8-K	3/12/13	99.2
10.04†	Executive Employment Agreement effective February 15, 2012 between the Registrant and Alex Lustberg.				X
10.05†	Executive Employment Agreement effective August 18, 2010, between the Registrant and Wolfgang Maasberg, as amended.	S-1	5/24/12	10.11
10.06†	Executive Employment Agreement effective November 4, 2011, between the Registrant and Deborah Eudaley, as amended.	S-1	5/24/12	10.12
10.07†	Executive Transition and Separation Agreement dated March 8, 2013, between the Registrant and Wolfgang Maasberg	8-K	3/12/13	99.3
10.08	Subscription Agreement effective April 12, 2010 by and between the Registrant and Meudon Investments.	8-K	4/13/10	10.1
10.09	Subscription Agreement effective April 12, 2010 by and between the Registrant and William Ty Comfort, III.	8-K	4/13/10	10.2	10.09

Incorporated by Reference

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.10	Loan and Security Agreement effective 5.6.13 by and among Silicon Valley Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	5/8/13	99.1
10.11	Amended and Restated Loan and Security Agreement effective as of March 6, 2008, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	3/11/08	10.1	10.10
10.12	First Amendment to Amended and Restated Loan and Security Agreement effective as of July 30, 2008, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	8/4/08	10.1	10.11
10.13	Second Amendment to Amended and Restated Loan and Security Agreement effective as of December 31, 2008, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	1/6/09	10.1
10.14	Third Amendment to Amended and Restated Loan and Security Agreement effective as of June 19, 2009, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	6/22/09	10.1
10.15	Fourth Amendment to Amended and Restated Loan and Security Agreement effective as of October 23, 2009, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	10/27/09	10.1
10.16	Fifth Amendment to Amended and Restated Loan and Security Agreement effective as of May 6, 2010, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	5/7/10	10.1
10.17	Sixth Amendment to Amended and Restated Loan and Security Agreement effective as of September 15, 2010, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/16/10	10.1
10.18	Seventh Amendment to Amended and Restated Loan and Security Agreement effective as of August 31, 2011, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.1

Incorporated by Reference

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.19	Eighth Amendment to Amended and Restated Loan and Security Agreement dated as of November 28, 2011, by and among Comerica Bank, the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	12/1/11	10.1
10.20	Ninth Amendment to Amended and Restated Loan and Security Agreement by and among Comerica Bank, the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc., dated as of April 18, 2012.	8-K	4/4/12	99.1
10.21	Limited Guaranty by William T. Comfort, III, dated as of August 31, 2011.	8-K	9/6/11	99.2
10.22	Amendment to and Affirmation of Secured Guaranty Documents by and between Comerica Bank and William T. Comfort, III, dated as of April 18, 2012.	8-K	4/24/12	99.2
10.23	Pledge and Security Agreement entered into as of August 31, 2011 by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.3	10.22
10.24	Subordination Agreement entered into as of August 31, 2011, by and among William T. Comfort III and Comerica Bank.	8-K	9/6/11	99.5	10.23
10.25	Affirmation of Subordination Agreement by William T. Comfort, III and Comerica Bank.	8-K	4/24/12	99.2	10.24
10.26	Reimbursement and Security Agreement entered into as of August 31, 2011, by and among William T. Comfort III and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.4	10.25
21.01	Subsidiaries of the Company.				X

Incorporated by
Reference
Date of
Exhibit			First	Exhibit	Filed
No.	Description	Form	Filing	Number	Herewith
23.01	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant X to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to X Rule 13a-14(a)/15d-14(a)				X

32.01	Section 1350 Certification				X

101*	The following financial statements of Lyris, Inc. formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and 2012,				X

(ii) Consolidated Statements of Operations for the years ended June 20, 2011 and 2012,

(iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss at June 30, 2010, June 30 2011 and at June 30, 2012,

(iv) Consolidated Statements of Cash Flows for the years ended June 20, 2011 and 2012, (v) and the Notes to the Consolidated Financial Statements.

*	These exhibits are furnished with this Annual Report on Form 10-K, and are not deemed to be filed or part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

†	Indicates management contracts or compensatory plans, contracts or arrangements in which any director or named executive officer participates.

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

Dated: September 19, 2013	LYRIS, INC.

	By:	/s/ ROY CAMBLIN
Roy Camblin
Chief Executive Officer, President
and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROY CAMBLIN	Chief Executive Officer, President,	September 19, 2013
(ROY CAMBLIN)	Chairman of the Board and Director(Principal Executive Officer)

/s/ DEBORAH EUDALEY	Chief Financial Officer (Principal	September 19, 2013
(DEBORAH EUDALEY)	Financial and Accounting Officer)

/s/ ANDREW RICHARD BLAIR	Director	September 19, 2013
(ANDREW RICHARD BLAIR)

/s/ WILLIAM T. COMFORT, III	Director	September 19, 2013
(WILLIAM T. COMFORT, III)

/s/ NICOLAS DE SANTIS CUADRA	Director	September 19, 2013
(NICOLAS DE SANTIS CUADRA)

/s/ DAVID WANG	Director	September 19, 2013
(DAVID WANG)

