Form 10-Q
period 2013-09-30
LYRIS, INC.
filed 2013-11-07
CIK 1166220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

9,567,864 shares of $.01 Par Value Common Stock as of November 7, 2013

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended September 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30,	June 30,
	2013	2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,898	$2,318
Accounts receivable, less allowances of $436 and $510, respectively	3,848	4,103
Prepaid expenses and other current assets	788	722
Deferred income taxes	954	942
Total current assets	7,488	8,085
Property and equipment, net	9,499	9,354
Intangible assets, net	4,967	5,014
Goodwill	9,791	9,791
Other long-term assets	667	663
TOTAL ASSETS	$32,412	$32,907

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,265	$2,260
Accounts payable and accrued expenses	3,356	3,458
Capital lease obligations - short-term	835	827
Income taxes payable	187	203
Deferred revenue	3,267	3,220
Total current liabilities	9,910	9,968
Other long-term liabilities	516	436
Capital lease obligations - long-term	318	504
TOTAL LIABILITIES	10,744	10,908
Commitments and contingencies (Note 11)
Redeemable convertible Series A preferred stock: $0.01 par value per share, 2,000 shares authorized, issued and outstanding, liquidation preference $5,000, as of September 30, 2013 and June 30, 2013	5,000	5,000

Stockholders' equity:
Preferred stock, $0.01 par value per share, 2,000 shares authorized September 30, 2013 and June 30, 2013; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 9,579 shares issued and outstanding as of September 30, 2013 and June 30, 2013	1,415	1,415
Additional paid-in capital	268,323	268,209
Accumulated deficit	(253,102)	(252,608)
Treasury stock, at cost; 11 shares held at September 30, 2013 and June 30, 2013	(56)	(56)
Accumulated other comprehensive income	88	39
Total stockholders' equity	16,668	16,999
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$32,412	$32,907

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Revenue:
Subscription	$6,343	$7,128
Support and maintenance	997	931
Professional services	594	670
Software	297	243
Total revenue	8,231	8,972
Cost of revenue:
Subscription, support and maintenance, professional services, and software	2,637	3,574
Amortization of developed technology	439	229
Total cost of revenue	3,076	3,803
Gross Profit	5,155	5,169
Operating expenses:
Sales and marketing	2,832	2,275
General and administrative	1,673	2,306
Research and development	1,038	1,161
Amortization of customer relationships and trade names	50	50
Total operating expenses	5,593	5,792
Loss from operations	(438)	(623)
Interest expense	(38)	(125)
Interest income	-	2
Other (expense) income, net	(7)	29
Loss from operations before income tax provision	(483)	(717)
Income tax provision	10	79
Net loss	(493)	(796)
Less: income attributable to noncontrolling interest, net of tax	-	20
Net loss attributable to Lyris, Inc.	$(493)	$(816)

Net loss per share
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

Weighted average shares outstanding
Basic	9,568	9,441
Diluted	9,568	9,441

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,
	2013	2012
Net loss	$(493)	$(796)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	49	(86)
Comprehensive loss attributable to Lyris, Inc.	(444)	(882)
less: Comprehensive income attributable to noncontrolling interest	-	20
Comprehensive loss attributable to Lyris, Inc.	$(444)	$(902)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(493)	$(796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	115	206
Depreciation	369	251
Amortization of intangible assets	50	81
Amortization of capitalized development costs	439	229
Provision for bad debts	1	146
Deferred income taxes	(12)	12
Changes in assets and liabilities:
Accounts receivable	255	276
Prepaid expenses and other current assets	(71)	(95)
Accounts payable and accrued expenses	(106)	1,082
Deferred revenue	47	(225)
Income taxes payable	-	80
Net cash provided by operating activities	594	1,247
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(68)	(366)
Capitalized software expenditures	(790)	(1,242)
Net cash used in investing activities	(858)	(1,608)
Cash Flows from Financing Activities:
Payments from common stock issuances	-	(18)
Proceeds (payments) from short-term credit arrangements, net	5	(291)
Payments under capital lease obligations	(213)	(190)
Net cash used in financing activities	(208)	(499)
Net effect of exchange rate changes on cash and cash equivalents	52	1
Net decrease in cash and cash equivalents	(420)	(859)
Cash and cash equivalents, beginning of period	2,318	1,602
Cash and cash equivalents, end of period	$1,898	$743

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

We were incorporated under the laws of the state of Delaware as J.L. Halsey Corporation and changed our name to Lyris, Inc. in October 2007. We have principal offices in Emeryville, California and conduct our business worldwide, with wholly owned subsidiaries in Canada, United Kingdom, Argentina, Brazil and Australia. Our foreign subsidiaries are generally engaged in providing sales, account management and support.

We announced a new SaaS product platform, Lyris ONE in September 2012. Since announcing Lyris ONE, we have worked to connect Lyris product capabilities on a common enterprise service bus (“ESB”) framework, allowing marketers to responsibly migrate customer, campaign, and transactional data while enabling next generation drag-and-drop integration capabilities. We extended our delivery timelines for the Lyris ONE platform in order to execute against our expanded vision, and achieve the significant and needed benefits of a flexible and extensible platform that that the market has uniformly validated as critical.

Fiscal Year

Our fiscal year ends on June 30th. References to fiscal year 2014, for example, refer to the fiscal year ending June 30, 2014.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, or fiscal year 2013, filed with the SEC on September 19, 2013. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss, total assets or stockholders’ equity. Interim results of operations for the three months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending June 30, 2014, or fiscal year 2014, or for any future period.

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

On July 23, 2010, we entered into a Strategic Partnership Agreement and a Stock Purchase Agreement (together, the “SiteWit Agreements”) with SiteWit Corp. (“SiteWit”), a privately held company that provides an online marketing search engine to its customers. We invested in SiteWit to secure the right to use SiteWit’s online marketing search engine technology, and to develop and market certain services related to SiteWit’s product. Pursuant to the SiteWit Agreements, we had invested $750,000 in SiteWit and owned less than 50% of SiteWit’s outstanding stock. In fiscal year 2012, we entered into a Termination Agreement (the “Termination Agreement”) with SiteWit. Pursuant to the Termination Agreement, the SiteWit Agreements were terminated effective as of August 17, 2011. From our termination agreement we returned to SiteWit approximately 75% of the SiteWit shares that were issued to us pursuant to the Sitewit Agreements.  We will have a one-time right to require SiteWit to repurchase all the remaining SiteWit shares that we hold when Sitewit enters into a Qualified Financing of $6.0 million. We plan on exercising this right when these circumstances occur.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of September 30, 2013, we used Level 1 assumptions for our cash equivalents which were $0.3 million at September 30, 2013 and June 30, 2013. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2013 we do not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2013, we did not have any significant Level 3 financial assets or liabilities.

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

Subscription and Other Service Revenue

We generate service revenue from several sources, including hosted software services bundled with technical support (maintenance) services and professional services. We recognize subscription revenue in two ways: (1) based on the subscription plan defined in the agreement with specified monthly volume, and (2) based on actual usages at rates specified in the agreement. Additionally, we invoice excess usage and recognize it as revenue when incurred.

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

⋅
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

⋅
We identified the population of transactions to serve as the basis for establishing ESP, including subscription services and professional services pricing history in transactions with multiple element arrangements and those sold on a standalone basis.

⋅
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

Software Revenue

We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements).  For these arrangements, which generally include software products and technical support (maintenance), we allocate and defer revenue for the undelivered elements based on their VSOE. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE cannot be established, we defer the entire amount until all elements of the arrangements have been delivered.

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

Note 2 – Recent Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for us in our first quarter of fiscal year 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our condensed consolidated financial statements.

Note 3 – Stock Acquisition

                Pursuant to the provisions of the Stock Purchase Agreement dated June 1, 2011(“SPA”) with Cogent, Lyris exercised our option to purchase an aggregate of 66 shares at a price of $1 per share from Cogent’s minority Shareholders (as that term is defined in the SPA). We made a determination to purchase these shares equally from the shareholdings of Damien Saunders and Lucid Online Pty Ltd (an entity controlled by Adrian Saunders). After the exercise, Damian Saunders continued to own 66.7 shares and Lucid Online Pty Ltd, continued to own 66.7 shares. Damian Saunders transferred the remaining 66.7 shares held by him to us in exchange for the satisfaction of $15 thousand owed by Damian Saunders to us. Adrian Saunders’ employment terminated with Lyris on July 19, 2012 and Lyris purchased the remaining shares held by Lucid Online Pty Ltd for an aggregate purchase price of $67. On December 3, 2012, the transfer of Damien and Adrian Saunders’ remaining shares was completed and we obtained 100 percent ownership of Cogent.

Note 4 – Other Long-term Assets

	As of September 30, 2013	As of June 30, 2013
	(In thousands)
Other long-term assets	$667	$663

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

During the third quarter of fiscal year 2013, we performed an impairment analysis for our SiteWit investment. First we compared our carrying value to the estimated fair value of SiteWit. Since our carrying value exceeds the estimated fair value it was an indicator of impairment. Second, we deemed the impairment is other-than-temporary from the series of net loss in our investment and the substantial decrease in our carrying value. Based on our results, we conclude to impair and write down $0.3 million from our investment, SiteWit, during the third quarter of fiscal year 2013.

In June 30, 2012, we had $0.1 million in irrevocable letter of credit issued by Comerica Bank, in favor of the Hartford Insurance Company (“Hartford”) for workers’ compensation insurance obligations. The Hartford LOC is held by Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. During the fourth quarter of fiscal year 2013, we fully repaid the outstanding line of credit with Comerica Bank and entered into a Loan and Security agreement with Silicon Valley Bank. As such, we cancelled the line of credit with Comerica Bank and issued $0.1 million to Hartford as Hartford LOC and is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year.

Other assets at September 30, 2013 included $0.4 million related to the investment in SiteWit, and $0.2 million related to security deposits for leases entered in by us and $0.1 million in restricted cash. Other assets at June 30, 2013 included $0.4 million related to the SiteWit investment, $0.2 million related to security deposits for leases entered in by us, and $0.1 million related restricted cash.

Note 5 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

There was no change in goodwill activity during the three months ended September 31, 2013. The following table outlines our goodwill, by acquisition:

	As of September 30, 2013	As of June 30, 2013
	(In thousands)
Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

We considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted, we concluded that there was no impairment of goodwill for the three months ended September 30, 2013.

Note 6 – Credit Facility

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

As of September 30, 2013, we are in compliance with all of the covenants of the SVB Agreement for all applicable measurement periods in the first quarter of fiscal year 2014. Our outstanding borrowings totaled $2.3 million with $1.5 million and $2.0 million in available credit remaining as of September 30, 2013 and June 30, 2013.

Note 7 - Income Taxes

Our effective tax rates for the three months ended September 30, 2013 and 2012 were (2.0%) and (10.6%), respectively. The following table provides a reconciliation of the income tax provision (benefit) at the statutory U.S. federal rate to our actual income tax provisions for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	%	2012	%
	(In thousands)
Income tax expense (benefit) at the statutory rate	$(169)	35.0%	$(256)	35.0%
State income taxes, net of federal benefit	3	(0.6)%	49	(6.7)%
Amortization of intangible assets	18	(3.6)%	21	(2.8)%
Impact of Foreign Operations	5	(1.1)%	70	(9.6)%
Difference between AMT and statutory federal income tax rates	53	(11.0)%	140	(19.1)%
Change in valuation reserve	30	(6.2)%	40	(5.4)%
Permanent difference	2	(0.3)%	5	(0.6)%
Other, net	68	(14.2)%	10	(1.4)%
Income tax provision	$10	(2.0)%	$79	(10.6)%

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

Note 8 – Net Loss

Accounting standards established by the FASB require the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities. Dilutive net (loss) per common share is the same as basic net (loss) per common share for all periods.

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Net Loss	$(493)	$(796)

Weighted average shares outstanding:
Basic and diluted	9,568	9,441
Net loss per share
Basic and diluted	$(0.05)	$(0.08)

Potentially anti-dilutive stock options to purchase 24,118 and 803,730 shares of common stock were excluded in the dilutive loss per common share calculation for the three months ended September 30, 2013 and 2012, respectively.

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Cost of revenues	$5	$34
General and administrative	61	152
Research and development	13	8
Sales and marketing	36	12
Total	$115	$206

For the three months ended September 30, 2013, total stock-based compensation was $0.1 million. For the three months September 30, 2012, total stock-based compensation expense of $0.1 million related to stock options and $0.1 million in expense related to restricted stock units. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris’ peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris’ peer group’s common stock, Lyris’ historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended September 30, 2013.

As of September 30, 2013, unamortized stock-based compensation expense associated with common stock options was $1.8 million which we expect to recognize over a weighted-average period of 3.1 years.

The following table summarizes stock option activity from July 1, 2013 to September 30, 2013:

	Number of options	Weighted- Average Fair Value	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2013	1,663	$2.10	8.5
Granted	274	$1.79
Forfeited/expired	(100)	$1.91
Outanding at September 30, 2013	1,837	$2.06	8.5
Vested and expected to vest at September 30, 2013	1,342	$2.01	8.1
Exercisable at September 30, 2013	371	$2.01	5.3

As of September 30, 2013, the calculated aggregate intrinsic value of options outstanding and options exercisable was $123,988. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on September 30, 2013 which would have been received by the option holders had all option holders exercised their options as of that date.

274,370, options to purchase our common stock were granted under our equity compensation plan for the three months ended September 30, 2013. The weighted-average fair value of the options granted under the equity compensation plan was $1.79 per option and $2.52 per option for the three months ended September 30, 2013 and 2012, respectively.

Reserved Shares of Common Stock

On August 8, 2012, we amended our 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by an additional 775,000 shares. As of September 30, 2013, we had 738,186 shares of common stock under our Plan reserved for future equity awards.

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

Note 11 - Commitments and Contingencies

Our commitments consist of obligations under operating leases for corporate office space and co-location facilities for data center capacity for research and test data centers. We have also entered into capital leases in connection with acquiring computer equipment for our data center operations which is included in property and equipment. We used an average of 6.78% interest rate to calculate the present value of the future principal payments and interest expense related to our capital leases. Additionally, in the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2014	871	422	25	1,318	685	2,003
Fiscal Year 2015	1,031	185	16	1,232	437	1,669
Fiscal Year 2016	713	-	-	713	89	802
Fiscal Year 2017	190	-		190	9	199
Total	$2,805	$607	$41	$3,453	$1,220	$4,673
Less: amounts representing interest					(67)
Present value minimum lease payments					$1,153
Less: short-term portion					(835)
Long-term portion					$318

We entered into capital leases of $0.1 million in the first quarter of fiscal year 2014 in connection with acquiring computer equipment for our data center operations.

Legal claims

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our former Chief Executive Officer, one other employee, several current or former directors, and certain of our stockholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs alleged various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs sought unspecified damages, punitive damages, costs, and injunctive relief. The lawsuit was dismissed in April, 2013 however; the Burts filed an amended complaint in May 2013. As of September 30, 2013 we are awaiting a ruling from the court.

Note 12 – Subsequent Events

  On October 7, 2013, our Board of Directors appointed John Philpin as the Company’s President and Chief Executive Officer and a member of the Board, effective immediately. Roy Camblin, the Company’s former President and Chief Executive Officer and member of the Board resigned from all officer, employee and director positions at the Company, also effective immediately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended June 30, 2013, or fiscal year 2013, included in our Annual Report on Form 10-K for fiscal year 2013, filed with the SEC on September 19, 2013 .

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position and the impact of the current economic environment on our business. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” or included elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Lyris ListManager is our on-premises solution for advanced email marketing. It includes powerful automation features and reporting capabilities, and its flexible and configurable architecture integrates seamlessly with in-house databases so that digital marketers can leverage existing data stores to target customers and prospects more effectively. Lyris ListManager is targeted at the mid-to-large size business market.

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

Subscription and Other Service Revenue

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

Software Revenue

We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements).  For these arrangements, which generally include software products and technical support (maintenance), we allocate and defer revenue for the undelivered elements based on their VSOE. We allocate total earned revenue under the agreement among the various elements based on their relative fair value. In the event that VSOE cannot be established, we defer the entire amount until all elements of the arrangements have been delivered.

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

Financial Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Revenue:
Subscription	77%	79%
Support and maintenance	12%	10%
Professional services	7%	8%
Software	4%	3%
Total revenue	100%	100%
Cost of revenue	37%	42%
Gross profit	63%	58%
Operating expenses:
Sales and marketing	34%	25%
General and administrative	20%	26%
Research and development	13%	13%
Amortization of customer relationships and trade names	1%	1%
Total operating expenses	68%	65%
Loss from operations	-5%	-7%
Interest expense	0%	-1%
Interest income	0%	0%
Other (expense) income, net	0%	0%
Loss from operations before income taxes	-5%	-8%
Income tax (benefit) provision	0%	-1%
Net loss	-5%	-9%

Revenue

	Three Months Ended September 30		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Subscription:
Lyris HQ	$4,955	$5,425	$(470)	(9)%
Legacy	1,388	1,703	(315)	(18)%
Total subscription	6,343	7,128	(785)	(11)%
Support and maintenance	997	931	66	7%
Professional services	594	670	(76)	(11)%
Software	297	243	54	22%
Total revenue	$8,231	$8,972	$(741)	(8)%

Subscription revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application and from customers purchasing additional offerings that are not included in the standard hosting agreement. Our subscription revenue includes revenue from our Lyris ONE, Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. We did not recognize material amounts of revenue from Lyris ONE, which was introduced in September 2012. Subscription revenue was $6.3 million or 77% of our total revenue for the three months ended September 30, 2013, compared to $7.1 million or 79% of our total revenue for the three months ended September 30, 2012, a decrease of $0.8 million or 11%.

Subscription revenue related to Lyris HQ for the three months ended September 30, 2013 decreased compared to the same period in fiscal year 2013, primarily as a result of existing customer turnover and decrease in new sales. Subscription revenue related to legacy products decreased for the three months ended September 30, 2013 compared to the same period in fiscal year 2013, primarily due to termination of contracts with low priced subscriptions and management’s decision to phase out low margin legacy products.

Support and maintenance revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $1.0 million or 12% of our total revenue for the three months ended September 30, 2013 compared to $0.9 million or 10% of our total revenue for the three months ended September 30, 2012, an increase of $0.1 million or 7%. The slight increase for the three months ended in support and maintenance revenue is a result of our proactive effort to update customer support, new customers and customer upsells.

Professional services revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $0.6 million or 7% of our total revenue for the three months ended September 30, 2013, compared to $0.7 million or 8% of our total revenue for three months ended September 30, 2012, a decrease of $0.1 million or 11%.

Professional services revenue decreased for the three months ended September 30, 2013 compared to the same periods in fiscal year 2012 primarily due to management’s decision to terminate our low margin list building service from our Cogent acquisition in June 2011, customer turnover, and customers migrating from professional to subscription based service.

Software revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.3 million or 4% of our total revenue for the three months ended September 30, 2013 compared to $0.2 million and 3% of our total revenue for the three months ended September 30, 2012, an increase of $0.1 million or 22%.

Software revenue increased for the three months ended September 30, 2013 as compared to the same period in fiscal year 2012 primarily due to a slight increase in new sales.

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

	Three Months Ended September 30,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Cost of revenue	$3,076	$3,803	$(727)	(19)%

Cost of revenue was $3.1 million for the three months ended September 30, 2013 and compared to $3.8 million for the same period in fiscal year 2013. As a percentage of total revenue, cost of revenue decreased to 37% for the three months ended September, 2013 from 42% for the three months ended September 30, 2012. Cost of revenue for the three months ended September 30, 2013 compared to the same period in fiscal year 2013 decreased due to a decrease in headcount. The decrease consisted of a $0.2 million in compensation expense, $0.2 million in consultant expenses, $0.2 million in facilities expenses, $0.2 million in overhead expense and $0.1 million in recruiting expenses. The decrease is offset by an increase in amortization of our internally developed software of $0.2 million associated with internally developed software.

Gross profit

	Three Months Ended September 30,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Gross profit	$5,155	$5,169	$(14)	(0)%

Gross profit was $5.2 million for the three months ended September 30, 2013, compared to $5.2 million for the three months ended September 30, 2012. As a percentage of net revenue, gross profit increased to 63% for the three months ended September 30, 2013 from 58% for the three month ended, September 30, 2012. .

Operating expenses

	Three Months Ended September 30,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Sales and marketing	$2,832	$2,275	$557	24%
General and administrative	1,673	2,306	(633)	(27)%
Research and development	1,038	1,161	(123)	(11)%
Amortization of customer relationships and trade names	50	50	-	0%
Total operating expenses	$5,593	$5,792	$(199)	(3)%

Sales and marketing

Sales and marketing includes expenses primarily related to employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense was $2.8 million for the three months ended September 30, 2013, compared to $2.3 million for the three months ended September 30, 2012, an increase of $0.5 million or 24%. As a percentage of total revenue, sales and marketing expense increased to 34% for the three months ended September 30, 2013 from 25% for same period in fiscal year 2013. The increase in sales and marketing expense was primarily due to a $0.5 million increase in our sales and marketing compensation due to an increase in headcount in the sales and marketing department.

General and administrative

General and administrative expense consists primarily of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense was $1.7 million for the three months ended September 30, 2013, compared to $2.3 million for the three months ended September 30, 2012, a decrease of $0.6 million or 27%. As a percentage of total revenue, general and administrative expense decreased to 20% for the three months ended September 30, 2013 from 26% for the three months ended September 30, 2012. The decrease in general and administrative expense was primarily due to $0.2 million decrease in our salary expenses and decrease of $0.1 million in our overhead expenses due to a decrease in headcount. Additionally, we had decrease of $0.2 million in finance fees for the filing and subsequent withdrawal of the registration statement and $0.1 million decrease in bad debt expense as a result of our improvement in collection.

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

Research and development expense was $1.0 million for the three months ended September 30, 2013, compared to $1.2 million for the three months ended September 30, 2012, a decrease of $0.2 million or 11%. As a percentage of total revenue, research and development expense remained at 13% for the three months ended September 30, 2013 and 2012.The decrease in research and development expense for the three months ended September 30, 2013 compared to the same period in fiscal year 2012 was primarily due to a $0.1 million decrease in engineering compensation and benefits as we capitalized internally developed software.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense was $50 thousand for the three months ended September 30, 2013 and 2012. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 1% for the three months ended September 30, 2013 and 2012.

Interest expense

	Three Months Ended September 30,		Change
	2013	2012	$	Percent

	(In thousands, except percentages)
Interest expense	$(38)	$(125)	$87	(70)%

Interest expense relates to our revolving line of credit with Silicon Valley Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense was $38 thousand for the three months ended September 30, 2013, compared to $0.1 million for the three months ended September 30, 2012, a decrease of $87 thousand or 70%. The decrease in interest expense for the three months ended September 30, 2013 compared to the same period in fiscal year 2012 was primarily due to a lower average balance in our revolving line of credit of $2.0 million at September 30, 2013 compared to an average balance of $4.4 million at September 30, 2012.

Income Tax Provision

Our effective tax rates for the three months ended September 30, 2013 and 2012 were (2.0%) and (10.6%), respectively. For additional information about income taxes, refer to Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on September 30, 2013, we concluded that there was no impairment of goodwill for the three months ended for fiscal year 2014.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of September 30, 2013 were the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit

For additional operational funds requirements, we have available a revolving line of credit with Silicon Valley Bank which matures on May 6, 2015, (refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail information). As of September 30, 2013, our availability under this credit facility was approximately $1.5 million. As of September 30, 2013, our cash and cash equivalents totaled $1.9 million compared to $0.7 million at September 30, 2012. As of September 30, 2013, our accounts receivable, less allowances, totaled $3.8 million compared to $4.1 million at June 30, 2013.

			Change
	September 30, 2013	June 30, 2013	$	Percent
	(In thousands, except percentages)
Accounts Receivable	$4,284	$4,613	$(329)	(7)%
Allowance for Doubtful Accounts	(436)	(510)	74	(15)%
Total - Accounts receivable	$3,848	$4,103	$(255)	(6)%

Accounts receivables decreased $0.3 million or 7% for the three months ended September 30, 2013 due to decreased sales in our subscription, professional service and software. Allowance for Doubtful Accounts (“Allowance”) decreased by $0.1 million or 15% for the three months ended September 30, 2013 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations; (ii) working capital requirements; and (iii) capital expenditures, including periodic acquisitions.

At September 30, 2013, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides sufficient liquidity to fund our projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and we intend to continue building our cash reserves. See Notes 6 and “Credit Facility” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

While the first quarter of fiscal year 2014 had its challenges, we still expect to maintain long-term growth in our hosted revenue offerings through the marketing of our products, Lyris ONE, Lyris HQ and Lyris ListManager, and to increase efficiency through aggressive management of our operating expenses in order to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash, cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

Our cash flows were as follows for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$594	$1,247
Net cash used in investing activities	(858)	(1,608)
Net cash used in financing activities	(208)	(499)
Effect of exchange rate changes on cash	52	1
Net decrease in cash and cash equivalents	$(420)	$(859)

Cash Flows for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Operating Activities

Net cash flows provided by operating activities was $0.6 million for the three months ended September 30, 2013 compared to net cash flows provided by operating activities of $1.2 million for the three months ended September 30, 2012.

Adjustments had a $1.0 million positive effect on cash flows from operating activities for the three months ended September 30, 2013 including $0.1 million stock-based compensations and $.9 million of depreciation and amortization. Changes in assets and liabilities had a $0.1 million positive effect on cash flows provided by operating activities for the three months ended September 30, 2013 due to $0.3 million in accounts receivable and is offset by $0.1 million decrease in prepaid expenses and other assets and $0.1 million decrease in accounts payable and accrued expenses.

Investing Activities

Net cash flows used in investing activities were $0.9 million for the three months ended September 30, 2013 compared to $1.6 million for the three months ended September 30, 2012. Net cash flows used in investing activities primarily reflects capitalized software expenditures. The net cash flow used in investing activities for the three months ended September 30, 2013 consisted of a $0.8 million in capitalized software expenditures, $0.1 million used in purchasing property and equipment.

Financing Activities

Net cash flows used in financing activities was $0.2 million for the three months ended September 30, 2013 compared to net cash flows provided by financing activities of $0.5 million for the three months ended September 30, 2012. Financing cash flows for the three months ended September 30, 2013 consisted primarily of $0.2 million payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have a $40 thousand irrevocable letter of credit (“LOC”) issued by Silicon Valley Bank in favor of Legacy Partners I SJ North Second, LLC (“Legacy”), for obligations under our San Jose, California office lease.

We issued $0.1 million to Hartford as Hartford LOC which is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year. As of September 30, 2013 no amount was drawn under the account.

We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance activities.

Revolving Line of Credit

For summary description of our revolving credit facility with Silicon Valley Bank, please refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 ( “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

 (b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2014, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  This Quarterly Report on Form 10-Q is qualified in its entirety by these risks. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in the Form 10-K and elsewhere in this Form 10-Q. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and a stockholder may lose part or all of its investment.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2013.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    MINE SAFETY DISCLOSURES

                   None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.      EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company.	8-K	3/5/12	3.1

3.4	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J.L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.5	Certificate of Ownership and Merger, merging Lyris, Inc., with and into J.L. Halsey Corporation.	8-K	10/31/07	3.2

3.6	First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.3

3.7	Amendments to First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.1

3.8	Amendments No.2 to First Amended and Restated Bylaws of the Company	8-K	9/17/13	3.1

4.1	Certificate of Designation, as filed with the Delaware Secretary of State on October 17, 2012.	8-K	10/18/12	4.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1	Section 1350 Certification of Chief Executive Officer				X

32.2	Section 1350 Certification of Chief Financial Officer				X

101.INS	XBRL Taxonomy Extension Schema				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2013
By: /s/ John Philpin
John Philpin
Chief Executive Officer and President

By: /s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer and Chief Operating Officer

