Form 10-Q
period 2013-12-31
LYRIS, INC.
filed 2014-02-06
CIK 1166220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

9,567,864 shares of $.01 Par Value Common Stock as of February 6, 2014

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended December 31, 2013

Item No.	Description	Page Number

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and December 31, 2012	4
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2013 and December 31, 2012	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and December 31, 2012	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

	PART II – OTHER INFORMATION
		29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	30
Item 6.	Exhibits
Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	December 31,	June 30,
	2013	2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,578	$2,318
Accounts receivable, less allowances of $396 and $510, respectively	4,018	4,103
Prepaid expenses and other current assets	795	722
Deferred income taxes	971	942
Total current assets	7,362	8,085
Property and equipment, net	1,908	2,376
Capitalized software, net	7,537	6,978
Intangible assets, net	4,917	5,014
Goodwill	9,791	9,791
Other long-term assets	693	663
TOTAL ASSETS	$32,208	$32,907

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,265	$2,260
Accounts payable and accrued expenses	2,867	3,458
Capital lease obligations - short-term	699	827
Income taxes payable	194	203
Deferred revenue	3,214	3,220
Total current liabilities	9,239	9,968
Other long-term liabilities	522	436
Capital lease obligations - long-term	317	504
TOTAL LIABILITIES	10,078	10,908
Commitments and contingencies (Note 11)
Redeemable convertible Series A preferred stock: $0.01 par value, 2,000 shares authorized, issued and outstanding, liquidation preference $5,000, as of December 31, 2013 and June 30, 2013	5,000	5,000
Stockholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized December 31, 2013 and June 30, 2013; no shares issued and outstanding	-	-
Common stock, $0.15 par value; 40,000 shares authorized; 9,579 shares issued and outstanding as of December 31, 2013 and June 30, 2013	1,415	1,415
Additional paid-in capital	268,364	268,209
Accumulated deficit	(252,624)	(252,608)
Treasury stock, at cost; 11 shares held at December 31, 2013 and June 30, 2013	(56)	(56)
Accumulated other comprehensive income	31	39
Total stockholders' equity	17,130	16,999
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$32,208	$32,907

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue:
Subscription	$6,270	$7,339	$12,612	$14,467
Support and maintenance	1,030	997	2,028	1,928
Professional services	583	586	1,178	1,256
Software	263	743	560	986
Total revenue	8,146	9,665	16,378	18,637
Cost of revenue:
Subscription, support and maintenance, professional services, and software	2,457	3,097	5,095	6,671
Amortization of developed technology	439	444	878	673
Total cost of revenue	2,896	3,541	5,973	7,344
Gross profit	5,250	6,124	10,405	11,293
Operating expenses:
Sales and marketing	2,409	2,495	5,241	4,770
General and administrative	1,424	1,939	3,097	4,246
Research and development	837	836	1,874	1,997
Amortization of customer relationships and trade names	50	50	101	101
Total operating expenses	4,720	5,320	10,313	11,114
Income from operations	530	804	92	179
Interest expense	(39)	(25)	(77)	(150)
Interest income	-	4	-	6
Other income, net	23	7	15	36
Income from operations before income tax provision	514	790	30	71
Income tax provision	36	46	45	124
Net income (loss)	478	744	(15)	(53)
Less: income attributable to noncontrolling interest, net of tax	-	9	-	29
Net income (loss) attributable to Lyris, Inc.	$478	$735	$(15)	$(82)

Net income (loss) per share
Basic	$0.05	$0.08	$(0.00)	$(0.01)
Diluted	$0.04	$0.07	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	9,568	9,533	9,568	9,487
Diluted	11,568	11,224	9,568	9,487

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income (loss)	$478	$744	$(15)	$(53)
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss)	(56)	(6)	(8)	4
Comprehensive income (loss) attributable to Lyris, Inc.	422	738	(23)	(49)
less: Comprehensive income attributable to noncontrolling interest	-	9	-	29
Comprehensive income (loss) attributable to Lyris, Inc.	$422	$729	$(23)	$(78)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited; in thousands)

	Six Months Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net income (loss)	$(15)	$(53)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	156	542
Depreciation	735	665
Amortization of intangible assets	101	153
Amortization of capitalized development costs	878	625
(Recovery of) provision for bad debts	(4)	147
Deferred income taxes	(28)	(18)
Changes in assets and liabilities:
Accounts receivable	89	(477)
Prepaid expenses and other current assets	(103)	(112)
Accounts payable and accrued expenses	(606)	290
Deferred revenue	(7)	(222)
Income taxes payable	23	174
Net cash provided by operating activities	1,219	1,714
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(86)	(445)
Capitalized software expenditures	(1,437)	(2,431)
Purchase of noncontrolling interest	-	(15)
Procees from long term investments	-	56
Net cash used in investing activities	(1,523)	(2,835)
Cash Flows from Financing Activities:
Proceeds from issuance of Redeemable Convertible Series A preferred stock		5,000
Proceeds from common stock issuances	-	161
Proceeds (payments) from short-term credit arrangements, net	5	(2,786)
Payments under capital lease obligations	(432)	(386)
Net cash (used in) provided by financing activities	(427)	1,989
Net effect of exchange rate changes on cash and cash equivalents	(9)	(2)
Net (decrease) increase in cash and cash equivalents	(740)	866
Cash and cash equivalents, beginning of period	2,318	1,602
Cash and cash equivalents, end of period	$1,578	$2,468

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

Note 1 - Nature of Business and Basis of Presentation

Lyris, Inc. ("Lyris", "we", or "us") is a leading internet marketing technology company. Our Software-as-a-Service ("SaaS") or cloud-based online marketing solutions and services provide customers the ability to build, deliver and manage permission-based, online direct marketing programs and other communications to customers that use online and mobile channels to communicate to their respective customers and members. Our software products are offered to customers primarily on a subscription and license basis.

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

Reclassification

Certain prior year balance sheet items have been reclassified to conform to the presentation of the six months ended December 31, 2013. The reclassification did not result in any change in previously report net income (loss), total assets or shareholders’ equity.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, or fiscal year 2013, filed with the SEC on September 19, 2013. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss, total assets or stockholders’ equity. Interim results of operations for the six months ended December 31, 2013 are not necessarily indicative of results to be expected for the year ending June 30, 2014, or fiscal year 2014, or for any future period.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of December 31, 2013, we used Level 1 assumptions for our cash equivalents which were $10 thousand at December 31, 2013 and $0.3 million at June 30, 2013. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2013 we do not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2013, we did not have any significant Level 3 financial assets or liabilities.

Revenue Recognition

We recognize revenue from hosting and professional services and licensing our software products to our customers.

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

For professional services sold separately from subscription services, we recognize professional service revenues as  the services are delivered. Expenses associated with delivering all professional services are recognized as incurred when the services are performed. Associated out-of-pocket travel costs and expenses related to the delivery of professional services are typically reimbursed by the customer and are accounted for as both revenue and expense in the period the cost is incurred.

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

Note 4 – Other Long-term Assets

	As of December 31, 2013	As of June 30, 2013
	(In thousands)
Other long-term assets	$693	$663

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

During the third quarter of fiscal year 2013, we performed an impairment analysis for our SiteWit investment.  First, we compared our carrying value to the estimated fair value of SiteWit. Since our carrying value exceeds the estimated fair value it was an indicator of impairment. Second, we deemed the impairment is other-than-temporary from the series of net loss in our investment and the substantial decrease in our carrying value. Based on our results, we conclude to impair and write down $0.3 million from our investment, SiteWit, during the third quarter of fiscal year 2013.

In June 30, 2012, we had $0.1 million in irrevocable letter of credit issued by Comerica Bank, in favor of the Hartford Insurance Company (“Hartford”) for workers’ compensation insurance obligations. The Hartford letter of credit is held by Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. During the fourth quarter of fiscal year 2013, we fully repaid the outstanding line of credit with Comerica Bank and entered into a Loan and Security agreement with Silicon Valley Bank. As such, we cancelled the line of credit with Comerica Bank and issued $0.1 million to Hartford as the Hartford letter of credit (“Hartford LOC”) and is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify the Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year.

Other long-term assets at December 31, 2013 included $0.4 million related to the investment in SiteWit, and $0.2 million related to security deposits for leases entered in by us and $0.1 million in restricted cash. Other long-term assets at June 30, 2013 included $0.4 million related to the SiteWit investment, $0.2 million related to security deposits for leases entered in by us, and $0.1 million related restricted cash.

Note 5 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

There was no change in goodwill activity during the six months ended December 31, 2013. The following table outlines our goodwill, by acquisition:

	As of December 31, 2013	As of June 30, 2013
	(In thousands)
Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

We considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted, we concluded that there was no impairment of goodwill as of December 31, 2013.

Note 6 – Credit Facility

On December 9, 2013 Lyris, Inc. and our wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a “Borrower” and collectively, the “Borrowers”), entered into a First Amendment (“Amendment”) to the Loan and Security Agreement (“SVB Agreement”) with Silicon Valley Bank.  Under the amendment, the definitions of certain terms used to calculate the amount available to Lyris under the Agreement are restated. The revolving line of credit (“SVB Revolving Line”) of up to $5,000,000 remains the same under the Agreement. The amount available under the SVB Revolving Line is limited by a borrowing base formula based on each Borrower’s recurring revenue and customer retention rate.  The SVB Revolving Line matures on May 6, 2015.

Advances under the SVB Revolving Line will accrue interest at a per annum floating rate equal to the greater of 6.25% or Silicon Valley Bank’s prime rate plus 3%.  Interest is due monthly, and all unpaid principal and accrued but unpaid interest is due upon maturity.

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

The SVB Agreement contains typical default provisions for a credit facility of this size and type, that include, among others, defaults in the event of non-payment or non-performance of covenants, a material adverse change, an attachment of our assets or entry of an injunction against doing business, occurrence of certain bankruptcy and insolvency events, cross-defaults to certain other material indebtedness, entry of material judgment and inaccuracy of representations and warranties.  The occurrence of an event of default could result in, among other things, acceleration of all obligations under the SVB Revolving Line, Silicon Valley Bank ceasing to advance money or extending credit under the SVB Revolving Line, and a right by Silicon Valley Bank to exercise all remedies available to it under the SVB Agreement, including the disposition of any or all collateral.

On May 6, 2013, in connection with entering into the SVB Agreement, Lyris paid all amounts outstanding and owed under its Amended and Restated Loan and Security Agreement with Comerica Bank, which terminated on April 30, 2013 according to its terms.

As of December 31, 2013, we are in compliance with all of the covenants of the SVB Agreement for all applicable measurement periods in the second quarter of fiscal year 2014. Our outstanding borrowings totaled $2.3 million with $1.9 million and $2.0 million in available credit remaining as of December 31, 2013 and June 30, 2013.

Note 7 - Income Taxes

Our effective tax rates for the six months ended December 31, 2013 and 2012 were 51.1% and 91.3%, respectively. The following table provides a reconciliation of the income tax provision (benefit) at the statutory U.S. federal rate to our actual income tax provisions for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
	2013	%	2012	%

	(In thousands)
Income tax expense at the statutory rate	$29	35.0%	$49	35.0%
State income taxes, net of federal benefit	17	2.1%	16	11.9%
Utilization of NOL carryover	(219)	(26.6)%	(200)	(144.3)%
Amortization of intangible assets	35	4.3%	42	30.0%
Impact of Foreign Operations	32	3.9%	123	88.8%
Difference between AMT and statutory federal income tax rates	29	3.5%	16	11.7%
Change in valuation reserve	31	3.8%	46	32.9%
Permanent difference	3	0.4%	7	4.9%
Other, net	88	24.7%	25	20.4%
Income tax provision	$45	51.1%	$124	91.3%

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

The following table sets forth the computation and reconciliation of net loss per share:

	Three Months Ended		Six Months Ended December
	December 31,		31,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$478	$744	$(15)	$(53)

Weighted average shares outstanding:
Basic	9,568	9,533	9,568	9,487
Effect of dilutive redeemable convertible Seies A Preferred Stock	2,000	1,652	-	-
Effect of dilutive stock options	-	39	-	-
Diluted	11,568	11,224	9,568	9,487
Net income (loss) per share
Basic and diluted	$0.05	$0.08	$(0.00)	$(0.01)
Diluted	$0.04	$0.07	$(0.00)	$(0.01)

No shares were excluded in the dilutive income per common share calculation for the three months ended December 31, 2013.  No shares were excluded in the dilutive income per common share calculation for the six months ended December 31, 2013. Potentially anti-dilutive stock options of 49,361 shares were excluded in the dilutive loss per common share for the six months ended December 31, 2012.

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Cost of revenues	$6	$22	$12	$55
General and administrative	(31)	249	30	402
Research and development	50	47	63	55
Sales and marketing	15	17	51	30
Total	$40	$335	$156	$542

For the three months ended December 31, 2013, total stock-based compensation was $40 thousand. For the three months ended December 31, 2012, total stock-based compensation expense of $0.2 million related to stock options and $0.1 million in expense related to restricted stock units.  For the six months ended December 31, 2013, total stock-based compensation was $0.2 million. For the six months ended December 31, 2012, total stock-based compensation expense of $0.3 million related to stock options and $0.2 million in expense related to restricted stock units. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris’ peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris’ peer group’s common stock, Lyris’ historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended December 31, 2013.

As of December 31, 2013, unamortized stock-based compensation expense associated with common stock options was $1.3 million which we expect to recognize over a weighted-average period of 2.98 years.

The following table summarizes stock option activity from July 1, 2013 to December 31, 2013:

		Weighted-	Weighted-Average
	Number of	Average Fair	Remaining Contractual
	options	Value	Life in Years
	(In thousands)
Outstanding at July 1, 2013	1,663	$2.10	8.5
Granted	274	$1.79
Forfeited/expired	(100)	$1.91
Outanding at September 30, 2013	1,837	$2.06	8.5
Vested and expected to vest at September 30, 2013	1,342	$2.01	8.1
Exercisable at September 30, 2013	371	$2.01	5.3
Granted	303	$1.42
Forfeited/expired	(596)	$2.16
Outanding at December 31, 2013	1,544	$1.89	8.3
Vested and expected to vest at December 31, 2013	1,155	$2.04	8.0
Exercisable at December 31, 2013	396	$2.04	5.8

As of December 31, 2013, the calculated aggregate intrinsic value of options outstanding and options exercisable was $0. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on December 31, 2013 which would have been received by the option holders had all option holders exercised their options as of that date.

Options to purchase 577,220 shares our common stock were granted under our equity compensation plan for the six months ended December 31, 2013. The weighted-average fair value of the options granted under the equity compensation plan was $1.42 per option and $1.59 per option for the three and six months ended December 31, 2013, respectively. The weighted-average fair value of options granted under the share plans was $2.32 per option and $2.42 per option for the three and six months ended December 31, 2012, respectively.

Reserved Shares of Common Stock

On August 8, 2012, we amended our 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by an additional 775,000 shares. As of December 31, 2013, we had 792,512 shares of common stock under our Plan reserved for future equity awards.

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

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total

	(In thousands)
Fiscal Year 2014	$631	$281	$66	$978	$464	$1,442
Fiscal Year 2015	1,116	185	116	1,417	467	1,884
Fiscal Year 2016	787	-	17	804	120	924
Fiscal Year 2017	216	-		216	22	238
Total	$2,750	$466	$199	$3,415	1,073	$4,488
Less: amounts representing interest					(57)
Present value minimum lease payments					1,016
Less: short-term portion					(699)
Long-term portion					$317

We entered into capital leases of $0.1 million in the second quarter of fiscal year 2014 in connection with acquiring computer equipment for our data center operations.

Legal claims

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our former Chief Executive Officer, one other employee, several current or former directors, and certain of our stockholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs alleged various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs sought unspecified damages, punitive damages, costs, and injunctive relief.  The lawsuit was dismissed in April, 2013; however, the Burts filed an amended complaint in May 2013. As of December 31, 2013, we are awaiting a ruling from the court.

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

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position and the impact of the current economic environment on our business. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth under “Risk Factors” or included elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of digital marketing software solutions that help organizations engage with their customers across multiple interactive channels. Our solutions empower marketers to design, automate and optimize data-driven campaigns that generate superior engagement, increased business value through greater customer conversions and measurable return on marketing investment.

Lyris' high-performance, secure and flexible digital marketing applications improve marketing efficiency by providing automated digital message delivery, robust segmentation, and real-time social, mobile, and interaction analytics. The Lyris solutions portfolio is comprised of both in-the-cloud and on-premises solutions – Lyris HQ, Lyris ListManager - combined with customer-focused services and support, and delivered on a powerful integration platform that connects data and marketing workflows across the enterprise.

We announced a new Software as a Service product, Lyris ONE in September 2012. Since announcing Lyris ONE, we have worked to connect all Lyris product capabilities on our integration platform , empowering marketers to fully orchestrate multi-channel marketing services for customer-centric campaign planning, testing, execution, and measurement. We extended our delivery timelines for the Lyris ONE product in order to execute against our expanded platform vision, and achieve the significant and needed benefits of a flexible and extensible architecture that the market has uniformly validated as critical.

Lyris HQ is our proven in-the-cloud digital marketing solution that combines enterprise-class email marketing with web analytics. Lyris HQ helps marketers manage complex email marketing campaigns and provides real-time access to revenue and conversion events to inform message targeting, relevancy, and timeliness. Lyris ListManager is our on-premises solution for advanced email marketing. It includes powerful automation features and reporting capabilities, and its flexible and configurable architecture integrates seamlessly with in-house databases so that digital marketers can leverage existing data stores to target customers and prospects more effectively.

Lyris HQ and Lyris ListManager are deployed on an open, flexible, and powerful environment for enabling multichannel digital marketing automation across the enterprise. With a foundation in email marketing, our platform architecture enables organizations to integrate and orchestrate complex digital marketing campaigns involving multiple systems. The Lyris platform seamlessly integrates with complementary systems via Lyris Enterprise Connectors that provide a visually-oriented environment for connecting data and application workflows.

Our solutions help companies increase customer conversions and grow revenues by allowing enterprise companies to create synergistic value across the entire ecosystem of multi-channel campaign management systems. Our in-the-cloud technology stack is architected for “big data” to consolidate and analyze large amounts of vital behavioral and transactional information from online activities in order to increase the relevance of every customer message. With almost 20 years’ experience and billions of digital messages processed by our solutions, we are continuously expanding ways companies deliver value to their customers.

The majority of our revenues are recurring, comprised of subscription revenue and support and maintenance revenue. We derive revenue from subscriptions to our SaaS solutions (Lyris HQ), software (Lyris ListManager), support and maintenance, and related professional services.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in our application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. Our management has reviewed with our audit committee; these critical accounting policies, our use of estimates and any related disclosures.

Revenue Recognition

We recognize revenue from hosting and professional services and licensing our software products to our customers.

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

Subscription and Other Service Revenue

We follow Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as vendor-specific objective evidence (“VSOE”) did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use estimate of selling price (“ESP”) to determine fair value for our subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. Third-party evidence was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

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

For professional services sold separately from subscription services, we recognize professional service revenues as the services are delivered. Expenses associated with delivering all professional services are recognized as incurred when the services are performed. Associated out-of-pocket travel costs and expenses related to the delivery of professional services are typically reimbursed by the customer and are accounted for as both revenue and expense in the period the cost is incurred.

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

We perform a quarterly analysis of the actual sales for standalone maintenance to establish the VSOE.  We consider VSOE established if prices charged per invoice of least 75% of all standalone deals for maintenance fall within 20% of the prices charged per price list. If the condition is satisfied, the price list is considered to represent VSOE as prices charged per majority of the invoices agree to the established price list. Software is then recognized based on a residual method (As per ASU 985-605-25-10e) unless the price for maintenance exceeds the price for price list (which rarely happens), in which case portion of maintenance fee would be allocated to SW.

Financial Results of Operations

Three and Six Months Ended December 31, 2013 Compared to Three and Six Months Ended December 31, 2012

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue:
Subscription	77%	76%	77%	78%
Support and maintenance	13%	10%	12%	10%
Professional services	7%	6%	7%	7%
Software	3%	8%	3%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue	36%	37%	36%	39%
Gross profit	64%	63%	64%	61%
Operating expenses:
Sales and marketing	30%	26%	32%	25%
General and administrative	17%	20%	19%	23%
Research and development	10%	9%	11%	11%
Amortization of customer relationships and trade names	1%	1%	1%	1%
Total operating expenses	58%	56%	63%	60%
Income from operations	7%	7%	1%	1%
Interest expense	0%	0%	0%	(1)%
Interest income	0%	0%	0%	0%
Other (expense) income, net	0%	0%	0%	0%
Income from operations before income taxes	6%	7%	0%	0%
Income tax (benefit) provision	0%	0%	0%	(1)%
Net income (loss)	7%	7%	0%	(1)%

Revenue

	Three Months Ended
	December 31		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Subscription:
Lyris HQ	$4,925	$5,582	$(657)	(12)%
Legacy	1,345	1,757	(412)	(23)%
Total subscription	6,270	7,339	(1,069)	(15)%
Support and maintenance	1,030	997	33	3%
Professional services	583	586	(3)	(1)%
Software	263	743	(480)	(65)%
Total revenue	$8,146	$9,665	$(1,519)	(16)%

	Six Months Ended December 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Subscription
Lyris HQ	$9,880	$11,007	$(1,127)	(10)%
Legacy	2,732	3,460	(728)	(21)%
Total subscription	12,612	14,467	(1,855)	(13)%
Support and maintenance	2,028	1,928	100	5%
Professional services	1,178	1,256	(78)	(6)%
Software	560	986	(426)	(43)%
Total revenue	$16,378	$18,637	$(2,259)	(12)%

Subscription revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application and from customers purchasing additional offerings that are not included in the standard hosting agreement. Our subscription revenue includes revenue from our Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life.  We did not recognize material amounts of revenue from Lyris ONE, which was introduced in September 2012. Subscription revenue was $6.3 million or 77% of our total revenue for the three months ended December 31, 2013, compared to $7.3 million or 76% of our total revenue for the same period in fiscal year 2013, a decrease of $1.0 million or 15%. Subscription revenue was $12.6 million or 77% of our total revenue for the six months ended December 31, 2013, compared to $14.5 million or 78% of our total revenue for the same period in fiscal year 2013, a decrease of $1.9 million or 13%.

Subscription revenue related to Lyris HQ for the three and six months ended December 31, 2013 decreased compared to the same period in fiscal year 2013, primarily as a result of existing customer turnover and decrease in new sales. Subscription revenue related to legacy products decreased for the three and six months ended December 31, 2013 compared to the same period in fiscal year 2013, primarily due to termination of contracts with low priced subscriptions and management’s decision to phase out low margin legacy products.

Support and maintenance revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $1.0 million or 13% of our total revenue for the three months ended December 31, 2013 compared to $1.0 million or 10% of our total revenue for the same period in fiscal year 2013, an increase of $33 thousand or 3%. Support and maintenance revenue was $2.0 million or 12% of our total revenue for the six months ended December 31, 2013 compared to $2.0 million or 10% of our total revenue for the same period in fiscal year 2013, an increase of $0.1 million or 5%.The slight increase for the three and six months ended in support and maintenance revenue is a result of our proactive effort to update customer support, and customer upsells.

Professional services revenue

Professional services revenue is primarily comprised of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $0.6 million or 7% of our total revenue for the three months ended December 31, 2013, compared to $0.6 million or 6% of our total revenue for the same period in fiscal year 2013, a decrease of $3 thousand or 1%. Professional services revenue was $1.2 million or 7% of our total revenue for the six months ended December 31, 2013, compared to $1.3 million or 7% of our total revenue for the same period in fiscal year 2013, a decrease of $0.1 million or 6%.

Professional services revenue decreased for the three months ended December 31, 2013 compared to the same periods in fiscal year 2013 primarily due to customer down sell. Professional service revenue decreased for the six months ended December 31, 2013 compared to the same periods in fiscal year 2013 primarily due to management’s decision to terminate our low margin list building service which was obtained in our Cogent acquisition in June 2011, customer turnover, and customer down sell.

Software revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.3 million or 3% of our total revenue for the three months ended December 31, 2013 compared to $0.7 million or 8% of our total revenue for the same period in fiscal year 2013, a decrease of $0.4 million or 65%. Software revenue was $0.6 million or 3% of our total revenue for the six months ended December 31, 2013 compared to $1.0 million or 5% of our total revenue for the same period in fiscal year 2013, a decrease of $0.4 million or 43%.

Software revenue decreased for the three and six months ended December 31, 2013 as compared to the same period in fiscal year 2013 primarily due to decrease in new sales of our software product.

Cost of revenue

Cost of revenue consists primarily of the amortization of intangible assets related to internally developed software to support our cloud-based marketing products, amortization of our intangibles and software acquired from our strategic acquisitions, payroll-related expenses related to our engineers assigned to product-and revenue-support projects, data center and depreciation costs  associated with our supporting hardware, various support costs such as website development, processing fees, and allocated overhead.

	Three Months Ended December 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Cost of revenue	$2,896	$3,541	$(645)	(18)%

	Six Months Ended December 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Cost of revenue	$5,973	$7,344	$(1,371)	(19)%

Cost of revenue was $2.9 million for the three months ended December 31, 2013 and compared to $3.5 million for the same period in fiscal year 2013. As a percentage of total revenue, cost of revenue decreased to 36% for the three months ended December 31, 2013 from 37% for the same period in fiscal year 2013. Cost of revenue for the three months ended December 31, 2013 compared to the same period in fiscal year 2013 decreased due to a decrease in revenue. The decrease consisted of a $0.4 million in compensation expense and $0.2 million in overhead and other expenses.

Cost of revenue was $6.0 million for the six months ended December 31, 2013 and compared to $7.3 million for the same period in fiscal year 2013. As a percentage of total revenue, cost of revenue decreased to 36% for the six months ended December 31, 2013 from 39% for the same period in fiscal year 2013. Cost of revenue for the six months ended December 31, 2013 compared to the same period in fiscal year 2013 decreased due to a decrease in revenue. The decrease consisted of a $1.2 million in compensation expense, $0.3 million in consultant expenses, $0.3 million in facility expenses, and $0.1 million in recruiting expense. The decrease in cost of revenue was offset by an increase of $0.4 million in overheard and other expense and $0.2 million in amortization and depreciation expense primarily due to amortization of our internally developed software.

Gross profit

	Three Months Ended December 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Gross profit	$5,250	$6,124	$(874)	(14)%

	Six Months Ended December 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Gross profit	$10,405	$11,293	$(888)	(8)%

Gross profit was $5.3 million for the three months ended December 31, 2013, compared to $6.1 million for the same period in fiscal year 2013. As a percentage of net revenue, gross profit increased to 64% for the three months ended December 31, 2013 from 63% for the same period in fiscal year 2013.  Gross profit was $10.4 million for the six months ended December 31, 2013, compared to $11.3 million for the same period in fiscal year 2013. As a percentage of net revenue, gross profit increased to 64% for the six months ended December 31, 2013 compared 61% for the same period in fiscal year 2013.

Operating expenses

	Three Months Ended December 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Sales and marketing	$2,409	$2,495	$(86)	(3)%
General and administrative	1,424	1,939	(515)	(27)%
Research and development	837	836	1	0%
Amortization of customer relationships and trade names	50	50	-	0%
Total operating expenses	$4,720	$5,320	$(600)	(11)%

	Six Months Ended December 31		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Sales and marketing	$5,241	$4,770	$471	10%
General and administrative	3,097	4,246	(1,149)	(27)%
Research and development	1,874	1,997	(123)	(6)%
Amortization and impairment of customer relationships and trade names	101	101	-	0%
Total operating expenses	$10,313	$11,114	$(801)	(7)%

Sales and marketing

Sales and marketing includes expenses primarily related to employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense was $2.4 million for the three months ended December 31, 2013, compared to $2.5 million for the same period in fiscal year 2013, a decrease of $0.1 million or 3%. As a percentage of total revenue, sales and marketing expense increased to 30% for the three months ended December 31, 2013 from 26% for same period in fiscal year 2013. The decrease in sales and marketing expense was primarily due to a decrease of $0.1 million in spending for advertising and promotional programs.

Sales and marketing expense was $5.2 million for the six months ended December 31, 2013, compared to $4.8 million for the same period in fiscal year 2013, an increase of $0.5 million or 10%. As a percentage of total revenue, sales and marketing expense increased to 32% for the six months ended December 31, 2013 from 25% for same period in fiscal year 2013. The increase in sales and marketing expense was primarily due to a $0.7 million increase in our sales and marketing compensation due to an increase in headcount in sales and marketing department. The increase is offset by a decrease of advertising and promotional expenses of $0.2 million.

General and administrative

General and administrative expense consists primarily of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense was $1.4 million for the three months ended December 31, 2013, compared to $1.9 million for the same period in fiscal year 2013, a decrease of $0.5 million or 27%.  As a percentage of total revenue, general and administrative expense decreased to 17% for the three months ended December 31, 2013 from 20% for the same period in fiscal year 2013. The decrease in general and administrative expense was primarily due to $0.5 million decrease in our salary expenses due to a decrease in headcount and decrease of $0.1 million in our consultant expenses. The decrease is offset by an increase of $0.1 million in finance fees for the filing, and subsequent withdrawal, of the S-1 registration statement.

General and administrative expense was $3.1 million for the six months ended December 31, 2013, compared to $4.2 million for the same period in fiscal year 2013, a decrease of $1.1 million or 27%.  As a percentage of total revenue, general and administrative expense decreased to 19% for the six months ended December 31, 2013 from 23% for the same period in fiscal year 2013. The decrease in general and administrative expense was primarily due to $0.7 million decrease in our salary expenses due to a decrease in headcount, a $0.2 million decrease in our consultant expense and decrease of $0.2 million in our bad debt expense as a result of our improvement in collection.

Research and development

Research and development expense consists of salaries and related costs for engineering personnel, stock-based compensation and other headcount-related expenses associated with development of our next generation product line and increasing the functionality of current lines. We capitalize product development expenses incurred during the application development stage until the product is available for general release, provided we can ascertain that there is future economic value. We expense engineering costs in cost of revenue if the expense is related to supporting on-going platforms and is more related to product support activities. Management’s judgment is used to determine the allocation between these three categories, and we refer to these three categories in aggregate as ‘‘product investment.’’

Research and development expense was $0.8 million for the three months ended December 31, 2013 and 2012. As a percentage of total revenue, research and development expense increased to 10% for the three months ended December 31, 2013 from 9% for the same period in fiscal year 2013. Our research and development department expenses remained relatively flat during the three months ended December 31, 2013 compared to the same period in fiscal year 2013. Our engineering compensation and benefits decreased $0.3 million and our facility expense decrease $0.1 million and due to our decrease in headcount and is offset by an increase$0.4 million in consultant expenses in relation to our outsourcing the quality and assurance engineering department.

Research and development expense was $1.9 million for the six months ended December 31, 2013, compared to $2.0 million for the same period in fiscal year 2013, a decrease of $0.1 million or 6%. As a percentage of total revenue, research and development expense remained at 11% for the six months ended December 31, 2013 and 2012. The decrease in research and development expense for the six months ended December 31, 2013 compared to the same period in fiscal year 2013 was primarily due to a $0.1 million decrease in engineering compensation and benefits as we capitalized less internally developed software.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense was $50 thousand for the three months ended December 31, 2013 and 2012. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 1% for the three months ended December 31, 2013 and 2012.

Amortization of customer relationships and trade names expense was $0.1 million for the six months ended December 31, 2013 and 2012. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 1% for the three months ended December 31, 2013 and 2012.

Interest expense

	Three Months Ended December 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Interest expense	$(39)	$(25)	$14	56%

	Six Months Ended December 31,		Change
	2013	2012	$	Percent
	(In thousands, except percentages)
Interest expense	$(77)	$(150)	$(73)	(49)%

Interest expense relates to our revolving line of credit with Silicon Valley Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense was $39 thousand for the three months ended December 31, 2013, compared to $25 thousand for the same period in fiscal year 2013, an increase of $14 thousand or 56%. The increase in interest expense for the three months ended December 31, 2013 compared to the same period in fiscal year 2013 was primarily due to a higher average balance in our revolving line of credit of $2.1 million at December 31, 2013 compared to an average balance of $0.9 million at December 31, 2012.

Interest expense was $0.1 million for the six months ended December 31, 2013, compared to $0.2 million for the same period in fiscal year 2013, a decrease of $0.1 or 49%. The decrease in interest expense for the six months ended December 31, 2013 compared to the same period in fiscal year 2012 was primarily due to a decrease in our short and long term capital lease obligations.

Income Tax Provision

Our effective tax rates for the six months ended December 31, 2013 and 2012 were 51.1% and 91.3%, respectively. For additional information about income taxes, refer to Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on December 31, 2013, we concluded that there was no impairment of goodwill for the six months ended for fiscal year 2014.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of December 31, 2013 were the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit

For additional operational funds requirements, we have available a revolving line of credit with Silicon Valley Bank which matures on May 6, 2015, (refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional detail). As of December 31, 2013, our availability under this credit facility was approximately $1.9 million. As of December 31, 2013, our cash and cash equivalents totaled $1.6 million compared to $2.5 million at December 31, 2012. As of December 31, 2013, our accounts receivable, less allowances, totaled $4.0 million compared to $4.1 million at June 30, 2013.

			Change
	December 31, 2013	June 30, 2013	$	Percent
	(In thousands, except percentages)
Accounts receivable	$4,414	$4,613	$(199)	(4)%
Allowance for doubtful accounts	(396)	(510)	114	(22)%
Total - Accounts receivable	$4,018	$4,103	$(85)	(2)%

Accounts receivables decreased $0.2 million or 4% for the six months ended December 31, 2013 due to decreased sales in our subscription, professional service and software.  Allowance for doubtful accounts (“Allowance”) decreased by $0.1 million or 22% for the six months ended December 31, 2013 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations; (ii) working capital requirements; and (iii) capital expenditures, including periodic acquisitions.

At December 31, 2013, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides sufficient liquidity to fund our projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and we intend to continue building our cash reserves. See Notes 6 “Credit Facility” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

While the first half of fiscal year 2014 had its challenges, we still expect to maintain long-term growth in our hosted revenue offerings through the marketing of our products, Lyris ONE, Lyris HQ and Lyris ListManager, and to increase efficiency through aggressive management of our operating expenses in order to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash, cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

Our cash flows were as follows for the six months ended December 31, 2013 and 2012 (in thousands):

	Six Months Ended December 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$1,219	$1,714
Net cash used in investing activities	(1,523)	(2,835)
Net cash (used in) provided by in financing activities	(427)	1,989
Effect of exchange rate changes on cash	(9)	(2)
Net (decrease) increase in cash and cash equivalents	$(740)	$866

Cash Flows for the Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012

Operating Activities

Net cash flows provided by operating activities was $1.2 million for the six months ended December 31, 2013 compared to net cash flows provided by operating activities of $1.7 million compared to the same period in fiscal year 2013.

Adjustments had a $1.8 million positive effect on cash flows from operating activities for the six months ended December 31, 2013 including $0.1 million stock-based compensation and $1.7 million of depreciation and amortization. Changes in assets and liabilities had a $0.6 million negative effect on cash flows provided by operating activities for the six months ended December 31, 2013 due to $0.6 million decrease in accounts payable and accrued expense; a $0.1 million increase in prepaid expenses and other assets and is offset by $0.1 million decrease in accounts receivable.

Investing Activities

Net cash flows used in investing activities were $1.5 million for the six months ended December 31, 2013 compared to net cash flow used in investing activities of $2.8 million compared to the same period in fiscal year 2013.  Net cash flows used in investing activities primarily reflects capitalized software expenditures. The net cash flow used in investing activities for the six months ended December 31, 2013 consisted of a $1.4 million in capitalized software expenditures, $0.1 million used in purchasing property and equipment.

Financing Activities

Net cash flows used in financing activities was $0.4 million for the six months ended December 31, 2013 compared to net cash flows provided by financing activities of $1.9 million compared to the same period in fiscal year 2013. Financing cash flows for the six months ended December 31, 2013 consisted primarily of $0.4 million payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

Off-Balance Sheet Arrangements

As of December 31, 2013, we have a $40 thousand irrevocable letter of credit (“LOC”) issued by Silicon Valley Bank in favor of Legacy Partners I SJ North Second, LLC (“Legacy”), for obligations under our San Jose, California office lease.

We issued $0.1 million to Hartford for a letter of credit (“ Hartford LOC”) which is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year.  As of December 31, 2013 no amount was drawn under the account.

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

(a) Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 ( “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2014, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit			Date of First	Exhibit	Filed
No.	Description	Form	Filing	Number	Herewith

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company.	8-K	3/5/12	3.1

3.4	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J.L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.5	Certificate of Ownership and Merger, merging Lyris, Inc., with and into J.L. Halsey Corporation.	8-K	10/31/07	3.2

3.6	First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.3

3.7	Amendments to First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.1

3.8	Amendments No.2 to First Amended and Restated Bylaws of the Company	8-K	9/17/13	3.1

4.1	Certificate of Designation, as filed with the Delaware Secretary of State on October 17, 2012.	8-K	10/18/12	4.1

10.1	Promotion Letter, dated October 7, 2013, between the Company and John Philbin	8-K	10/10/2013	99.2

10.2	First Amendment to Loan and Security Agreement effective as of December 9, 2013 by and among Silicon Valley Bank and the Company, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	12/10/2013	99.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1	Section 1350 Certification of Chief Executive Officer				X

32.2	Section 1350 Certification of Chief Financial Officer				X

101.INS	XBRL Taxonomy Extension Schema				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 6, 2014
	By:	/s/ John Philpin
John Philpin
Chief Executive Officer and President

	By:	/s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer and Chief Operating Officer

