Form 10-Q
period 2014-03-31
LYRIS, INC.
filed 2014-05-07
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

9,567,864 shares of $0.15 Par Value Common Stock as of May 7, 2014

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	June 30,
	2014	2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,536	$2,318
Accounts receivable, less allowances of $342 and $510, respectively	3,901	4,103
Prepaid expenses and other current assets	674	722
Deferred income taxes	988	942
Total current assets	7,099	8,085
Property and equipment, net	1,652	2,376
Capitalized software, net	7,773	6,978
Intangible assets, net	4,867	5,014
Goodwill	9,791	9,791
Other long-term assets	681	663
TOTAL ASSETS	$31,863	$32,907

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,340	$2,260
Accounts payable and accrued expenses	2,730	3,458
Capital lease obligations - short-term	602	827
Income taxes payable	149	203
Deferred revenue	3,177	3,220
Total current liabilities	8,998	9,968
Other long-term liabilities	459	436
Capital lease obligations - long-term	235	504
TOTAL LIABILITIES	9,692	10,908
Commitments and contingencies (Note 11)
Redeemable convertible Series A preferred stock: $0.01 par value, 2,000 shares authorized, issued and outstanding, liquidation preference $5,000	5,000	5,000

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.15 par value; 40,000 shares authorized; 9,579 shares issued and outstanding	1,415	1,415
Additional paid-in capital	268,464	268,209
Accumulated deficit	(252,608)	(252,608)
Treasury stock, at cost; 11 shares held	(56)	(56)
Accumulated other comprehensive (loss) income	(44)	39
Total stockholders' equity	17,171	16,999
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$31,863	$32,907

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Revenue:
Subscription	$5,960	$7,031	$18,572	$21,498
Support and maintenance	959	984	2,987	2,913
Professional services	510	589	1,688	1,845
Software	160	289	720	1,275
Total revenue	7,589	8,893	23,967	27,531
Cost of revenue:
Subscription, support and maintenance, professional services, and software	2,292	2,898	7,386	9,570
Amortization of developed technology	427	534	1,305	1,207
Total cost of revenue	2,719	3,432	8,691	10,777
Gross profit	4,870	5,461	15,276	16,754
Operating expenses:
Sales and marketing	2,453	2,653	7,694	7,423
General and administrative	1,393	2,119	4,489	6,365
Research and development	1,019	911	2,893	2,908
Amortization of customer relationships and trade names	50	50	151	151
Total operating expenses	4,915	5,733	15,227	16,847
(Loss) income from operations	(45)	(272)	49	(93)
Interest expense	(39)	(32)	(116)	(180)
Interest income	-	-	-	3
Other income (expense), net	29	(289)	43	(253)
Loss from operations before income tax provision	(55)	(593)	(24)	(523)
Income tax (provision) benefit	71	25	25	(99)
Net income (loss)	16	(568)	1	(622)
Less: income attributable to noncontrolling interest, net of tax	-	-	-	29
Net income (loss) attributable to Lyris, Inc.	$16	$(568)	$1	$(651)

Net income (loss) per share
Basic	$0.00	$(0.06)	$0.00	$(0.07)
Diluted	$0.00	$(0.06)	$0.00	$(0.07)

Weighted average shares outstanding
Basic	9,568	9,618	9,568	9,568
Diluted	11,568	9,618	11,568	9,568

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$16	$(568)	$1	$(622)
Other comprehensive income (loss) income, net of tax:
Foreign currency translation loss	(75)	(47)	(83)	(44)
Comprehensive loss attributable to Lyris, Inc.	(59)	(615)	(82)	(666)
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	29
Comprehensive loss attributable to Lyris, Inc.	$(59)	$(615)	$(82)	$(695)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$1	$(622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	256	675
Depreciation	1,085	1,072
Amortization of intangible assets	151	192
Amortization of capitalized software costs	1,305	1,159
Impairment of SiteWit investment	-	303
(Recovery of) provision for bad debts	(26)	207
Deferred income taxes	(46)	(99)
Changes in assets and liabilities:
Accounts receivable	228	272
Prepaid expenses and other current assets	29	(246)
Accounts payable and accrued expenses	(767)	182
Deferred revenue	(44)	(502)
Income taxes payable	(60)	244
Net cash provided by operating activities	2,112	2,837
Cash Flows from Investing Activities:
Purchases of property and equipment	(133)	(496)
Capitalized software expenditures	(2,100)	(3,349)
Purchase of noncontrolling interest	-	(15)
Procees from long-term investments	-	56
Net cash used in investing activities	(2,233)	(3,804)
Cash Flows from Financing Activities:
Proceeds from issuance of redeemable convertible series A preferred stock		5,000
Proceeds from common stock issuances	-	147
Proceeds (payments) from short-term credit arrangements, net	80	(2,768)
Payments under capital lease obligations	(658)	(593)
Net cash (used in) provided by financing activities	(578)	1,786
Net effect of exchange rate changes on cash and cash equivalents	(83)	(35)
Net (decrease) increase in cash and cash equivalents	(782)	784
Cash and cash equivalents, beginning of period	2,318	1,602
Cash and cash equivalents, end of period	$1,536	$2,386

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Reclassification

Certain prior year balance sheet items have been reclassified to conform to the presentation as of March 31, 2014. The reclassification did not result in any change in previously report net loss, total assets or stockholders’ equity.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, or fiscal year 2013, filed with the SEC on September 19, 2013. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. There are certain reclassifications that have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net loss, total assets or stockholders’ equity. Interim results of operations for the nine months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending June 30, 2014, or fiscal year 2014, or for any future period.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of March 31, 2014, we used Level 1 assumptions for our cash equivalents which were $0 at March 31, 2014 and $0.3 million at June 30, 2013. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2014 we do not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2014, we did not have any significant Level 3 financial assets or liabilities.

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

We perform a quarterly analysis of the actual sales for standalone maintenance to establish the VSOE. We consider VSOE established if prices charged per invoice of least 75% of all standalone deals for maintenance fall within +/-20% of the prices charged per price list. If the condition is satisfied, the price list is considered to represent VSOE as prices charged per majority of the invoices agree to the established price list. Software is then recognized based on a residual method unless the price for maintenance exceeds the price for price list (which rarely happens), in which case portion of maintenance fee would be allocated to SW.

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

Note 3 – Stock Acquisition

Pursuant to the provisions of the Stock Purchase Agreement dated June 1, 2011(“SPA”) with Cogent, Lyris exercised its option to purchase an aggregate of 66 shares at a price of $1 per share from Cogent’s minority Shareholders (as that term is defined in the SPA). We made a determination to purchase these shares equally from the shareholdings of Damien Saunders and Lucid Online Pty Ltd (an entity controlled by Adrian Saunders). After the exercise, Damian Saunders continued to own 66.7 shares and Lucid Online Pty Ltd, continued to own 66.7 shares. Damian Saunders transferred the remaining 66.7 shares held by him to us in exchange for the satisfaction of $15 thousand owed by Damian Saunders to us. Adrian Saunders’ employment terminated with Lyris on July 19, 2012 and Lyris purchased the remaining shares held by Lucid Online Pty Ltd for an aggregate purchase price of $67. On December 3, 2012, the transfer of Damien and Adrian Saunders’ remaining shares was completed and we obtained 100 percent ownership of Cogent.

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

During the third quarter of fiscal year 2013, we performed an impairment analysis for our SiteWit investment. First, we compared our carrying value to the estimated fair value of SiteWit. Since our carrying value exceeds the estimated fair value it was an indicator of impairment. Second, we deemed the impairment is other-than-temporary from the series of net loss in our investment and the substantial decrease in our carrying value. Based on our results, we impaired and wrote down $0.3 million from our investment, SiteWit, during the third quarter of fiscal year 2013.

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

Other long-term assets at March 31, 2014 included $0.4 million related to the investment in SiteWit, and $0.2 million related to security deposits for leases entered in by us and $0.1 million in restricted cash. Other long-term assets at June 30, 2013 included $0.4 million related to the SiteWit investment, $0.2 million related to security deposits for leases entered in by us, and $0.1 million related restricted cash.

Note 5 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

There was no change in goodwill activity during the nine months ended March 31, 2014. The following table outlines our goodwill, by acquisition:

	As of March 31, 2014	As of June 30, 2013
	(In thousands)
Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

We considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted, we concluded that there was no impairment of goodwill as of March 31, 2014.

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

As of March 31, 2014, we are in compliance with all of the covenants of the SVB Agreement for all applicable measurement periods in the third quarter of fiscal year 2014. Our outstanding borrowings totaled $2.3 million with $1.5 million in available credit remaining as of March 31, 2014.

Note 7 - Income Taxes

Our effective tax rates for the nine months ended March 31, 2014 and 2013 were 101.6% and (18.0%), respectively. The following table provides a reconciliation of the income tax provision at the statutory U.S. federal rate to our actual income tax provisions for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
	2014	%	2013	%
	(In thousands)
Income tax expense (benefit) at the statutory rate	$9	35.0%	$193	35.0%
State income taxes, net of federal benefit	(5)	(20.2)%	71	12.8%
Utilization of NOL carryover	218	886.4%	(73)	(13.2)%
Amortization of intangible assets	(53)	(215.0)%	(70)	(12.6)%
Impact of Foreign Operations	(73)	(295.0)%	(226)	(40.8)%
Difference between AMT and statutory federal income tax rates	9	38.4%	124	22.4%
Change in valuation provision allowance	(1)	(4.5)%	(49)	(8.9)%
Permanent difference	(5)	(20.9)%	(11)	(2.0)%
Other, net	(74)	(302.6)%	(58)	(10.7)%
Income tax (provision) benefit	$25	101.6%	$(99)	(18.0)%

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

Note 8 – Earnings/ Income (Loss) Per Share

Accounting standards established by the FASB require the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities. Dilutive net income (loss) per common share is the same as basic net income (loss) per common share for all periods.

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$16	$(568)	$1	$(622)

Weighted average shares outstanding:
Basic	9,568	9,618	9,568	9,568
Effect of dilutive redeemable convertible Seies A Preferred Stock	2,000	-	2,000	-
Diluted	11,568	9,618	11,568	9,568
Net loss per share
Basic	$0.00	$(0.06)	$0.00	$(0.07)
Diluted	$0.00	$(0.06)	$0.00	$(0.07)

No shares were excluded in the dilutive income per common share calculation for the three months ended March 31, 2014. Potentially anti-dilutive stock options to purchase 35,953 shares of common stock were excluded in the dilutive loss per common share for the three months ended March 31, 2013. No shares were excluded in the dilutive income per common share calculation for the nine months ended March 31, 2014. Potentially anti-dilutive stock options to purchase 42,243 shares of common stock were excluded in the dilutive loss per common share for the nine months ended March 31, 2013.

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Cost of revenues	$7	$1	$19	$56
General and administrative	67	101	97	502
Research and development	(5)	6	58	61
Sales and marketing	31	25	82	56
Total	$100	$133	$256	$675

For the three months ended March 31, 2014, total stock-based compensation was $0.1 million. For the three months ended March 31, 2013, total stock-based compensation expense of $87 thousand related to stock options and $46 thousand in expense related to restricted stock units. For the nine months ended March 31, 2014, total stock-based compensation was $0.3 million. For the nine months ended March 31, 2013, total stock-based compensation expense of $0.5 million related to stock options and $0.2 million in expense related to restricted stock units. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris’ peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris’ peer group’s common stock, Lyris’ historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended March 31, 2014.

As of March 31, 2014, unamortized stock-based compensation expense associated with common stock options was $1.2 million which we expect to recognize over a weighted-average period of 2.83 years.

The following table summarizes stock option activity from July 1, 2013 to March 31, 2014:

	Number of options	Weighted- Average Fair Value	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2013	1,663	$2.10	8.5
Granted	274	$1.79
Forfeited/expired	(100)	$1.91
Outstanding at September 30, 2013	1,837	$2.06	8.5
Vested and expected to vest at September 30, 2013	1,342	$2.01	8.1
Exercisable at September 30, 2013	371	$2.01	5.3
Granted	303	$1.42
Forfeited/expired	(596)	$2.16
Outstanding at December 31, 2013	1,544	$1.89	8.3
Vested and expected to vest at December 31, 2013	1,155	$2.04	8.0
Exercisable at December 31, 2013	396	$2.04	5.8
Granted	81	$1.17
Forfeited/expired	(158)	$1.75
Outstanding at March 31, 2014	1,467	$1.87	8.7
Vested and expected to vest at March 31, 2014	1,108	$2.18	8.5
Exercisable at March 31, 2014	342	$2.18	7.5

As March 31, 2014, the calculated aggregate intrinsic value of options outstanding and options exercisable was $418,315. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on March 31, 2014 which would have been received by the option holders had all option holders exercised their options as of that date.

Options to purchase 658,300 shares of our common stock were granted under our equity compensation plan for the nine months ended March 31, 2014. The weighted-average fair value of the options granted under the equity compensation plan was $1.17 per option and $1.54 per option for the three and nine months ended March 31, 2014, respectively. The weighted-average fair value of options granted under the share plans was $2.12 per option and $2.37 per option for the three and nine months ended March 31, 2013, respectively.

Reserved Shares of Common Stock

On August 8, 2012, we amended our 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by an additional 775,000 shares. As of March 31, 2014, we had 869,645 shares of common stock under our Plan reserved for future equity awards.

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

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2014	$635	$141	$99	$875	$228	$1,103
Fiscal Year 2015	1,140	185	182	1,507	484	1,991
Fiscal Year 2016	808	-	17	825	137	962
Fiscal Year 2017	216	-		216	33	249
Total	$2,799	$326	$298	$3,423	882	$4,305
Less: amounts representing interest					(45)
Present value of capital lease obligations					837
Less: short-term portion					(602)
Long-term portion					$235

We entered into capital leases of $0.1 million in the third quarter of fiscal year 2014 in connection with acquiring computer equipment for our data center operations.

Legal claims

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our former Chief Executive Officer, one other employee, several current or former directors, and certain of our stockholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs alleged various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs sought unspecified damages, punitive damages, costs, and injunctive relief. The lawsuit was dismissed in April, 2013; however, the Burts filed an amended complaint in May 2013. As of March 31, 2014, we are awaiting a ruling from the court.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in our application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. Our management has reviewed these critical accounting policies, our use of estimates and any related disclosures with our audit committee.

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

Financial Results of Operations

Three and Nine Months Ended March 31, 2014 Compared to Three and Nine Months Ended March 31, 2013

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Revenue:
Subscription	79%	79%	77%	78%
Support and maintenance	13%	11%	12%	11%
Professional services	7%	7%	7%	7%
Software	2%	3%	3%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue	36%	39%	36%	39%
Gross profit	64%	61%	64%	61%
Operating expenses:
Sales and marketing	32%	30%	32%	27%
General and administrative	18%	23%	19%	23%
Research and development	13%	10%	12%	11%
Amortization of customer relationships and trade names	1%	1%	1%	1%
Total operating expenses	65%	64%	64%	62%
Loss from operations	-1%	-3%	0%	-1%
Interest expense	-1%	0%	0%	0%
Interest income	0%	0%	0%	0%
Other (expense) income, net	0%	-3%	0%	-1%
Loss from operations before income taxes	-1%	-6%	0%	-2%
Income tax (provision) benefit	0%	0%	0%	0%
Net loss	-1%	-6%	0%	-2%

Revenue

	Three Months Ended March 31		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Subscription:
Lyris HQ	$4,721	$5,442	$(721)	(13)%
Legacy	1,239	1,589	(350)	(22)%
Total subscription	5,960	7,031	(1,071)	(15)%
Support and maintenance	959	984	(25)	(3)%
Professional services	510	589	(79)	(13)%
Software	160	289	(129)	(45)%
Total revenue	$7,589	$8,893	$(1,304)	(15)%

	Nine Months Ended March 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Subscription
Lyris HQ	$14,601	$16,449	$(1,848)	(11)%
Legacy	3,971	5,049	(1,078)	(21)%
Total subscription	18,572	21,498	(2,926)	(14)%
Support and maintenance	2,987	2,913	74	3%
Professional services	1,688	1,845	(157)	(9)%
Software	720	1,275	(555)	(44)%
Total revenue	$23,967	$27,531	$(3,564)	(13)%

Subscription revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application and from customers purchasing additional offerings that are not included in the standard hosting agreement. Our subscription revenue includes revenue from our Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. We did not recognize material amounts of revenue from Lyris ONE, which was introduced in September 2012. Subscription revenue was $6.0 million or 79% of our total revenue for the three months ended March 31, 2014, compared to $7.0 million or 79% of our total revenue for the same period in fiscal year 2013, a decrease of $1.0 million or 15%. Subscription revenue was $18.6 million or 77% of our total revenue for the nine months ended March 31, 2014, compared to $21.5 million or 78% of our total revenue for the same period in fiscal year 2013, a decrease of $2.9 million or 14%.

Subscription revenue related to Lyris HQ for the three and nine months ended March 31, 2014 decreased compared to the same periods in fiscal year 2013, primarily as a result of existing customer turnover and decrease in new sales. Subscription revenue related to legacy products decreased for the three and nine months ended March 31, 2014 compared to the same period in fiscal year 2013, primarily due to termination of contracts with low priced subscriptions, existing customer turnover, and management’s decision to phase out low margin legacy products.

Support and maintenance revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $1.0 million or 13% of our total revenue for the three months ended March 31, 2014 compared to $1.0 million or 11% of our total revenue for the same period in fiscal year 2013, a decrease of $25 thousand or 3%. The slight decrease during the three months ended was a result of end of customer contracts. Support and maintenance revenue was $3.0 million or 12% of our total revenue for the nine months ended March 31, 2014 compared to $2.9 million or 11% of our total revenue for the same period in fiscal year 2013, an increase of $0.1 million or 3%.The slight increase during the nine months ended in support and maintenance revenue was a result of our proactive effort toward customer support rescues, and customer upsells.

Professional services revenue

Professional services revenue is primarily comprised of training, campaigning services which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $0.5 million or 7% of our total revenue for the three months ended March 31, 2014, compared to $0.6 million or 7% of our total revenue for the same period in fiscal year 2013, a decrease of $0.1 million or 13%. Professional services revenue was $1.7 million or 7% of our total revenue for the nine months ended March 31, 2014, compared to $1.9 million or 7% of our total revenue for the same period in fiscal year 2013, a decrease of $0.2 million or 9%.

Professional services revenue decreased for the three months ended March 31, 2014 compared to the same periods in fiscal year 2013 primarily due to reduced professional services in existing customer contracts and a decrease in new sales of our professional service. Professional service revenue decreased for the nine months ended March 31, 2014 compared to the same periods in fiscal year 2013 primarily due to management’s decision to terminate our low margin list building service which was obtained in our Cogent acquisition in June 2011, customer turnover and reduced professional services in existing customer contracts.

Software revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.2 million or 2% of our total revenue for the three months ended March 31, 2014 compared to $0.3 million or 3% of our total revenue for the same period in fiscal year 2013, a decrease of $0.1 million or 45%. Software revenue was $0.7 million or 3% of our total revenue for the nine months ended March 31, 2014 compared to $1.3 million or 5% of our total revenue for the same period in fiscal year 2013, a decrease of $0.6 million or 44%.

Software revenue decreased for the three and nine months ended March 31, 2014 as compared to the same period in fiscal year 2013 primarily due to a decrease in new sales of our software product and decreases in software upgrades.

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

	Three Months Ended March 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Cost of revenue	$2,719	$3,432	$(713)	(21)%

	Nine Months Ended March 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Cost of revenue	$8,691	$10,777	$(2,086)	(19)%

Cost of revenue was $2.7 million for the three months ended March 31, 2014, compared to $3.4 million for the same period in fiscal year 2013. As a percentage of total revenue, cost of revenue decreased to 36% for the three months ended March 31, 2014 from 39% for the same period in fiscal year 2013. Cost of revenue for the three months ended March 31, 2014 compared to the same period in fiscal year 2013 decreased due to a decrease in headcount. The decrease consisted of a $0.5 million in compensation expense, $0.1 million in overhead and other expenses and $0.1 million in amortization and depreciation expense from our internally developed software.

Cost of revenue was $8.7 million for the nine months ended March 31, 2014 and compared to $10.8 million for the same period in fiscal year 2013. As a percentage of total revenue, cost of revenue decreased to 36% for the nine months ended March 31, 2014 from 39% for the same period in fiscal year 2013. Cost of revenue for the nine months ended March 31, 2014 compared to the same period in fiscal year 2013 decreased due to a decrease in headcount. The decrease consisted of a $1.6 million in compensation expense, $0.4 million in consultant expenses, $0.3 million in facility expenses, and $0.2 million in recruiting expense. The decrease in cost of revenue was offset by an increase of $0.3 million in overheard and other expense and $0.1 million in amortization and depreciation expense primarily due to amortization of our internally developed software.

Gross profit

	Three Months Ended March 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Gross profit	$4,870	$5,461	$(591)	(11)%

	Nine Months Ended March 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Gross profit	$15,276	$16,754	$(1,478)	(9)%

Gross profit was $4.9 million for the three months ended March 31, 2014, compared to $5.5 million for the same period in fiscal year 2013. As a percentage of net revenue, gross profit increased to 64% for the three months ended March 31, 2014 from 61% for the same period in fiscal year 2013. Gross profit was $15.3 million for the nine months ended March 31, 2014, compared to $16.8 million for the same period in fiscal year 2013. As a percentage of net revenue, gross profit increased to 64% for the nine months ended March 31, 2014 compared 61% for the same period in fiscal year 2013.

Operating expenses

	Three Months Ended March 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Sales and marketing	$2,453	$2,653	$(200)	(8)%
General and administrative	1,393	2,119	(726)	(34)%
Research and development	1,019	911	108	12%
Amortization of customer relationships and trade names	50	50	-	0%
Total operating expenses	$4,915	$5,733	$(818)	(14)%

	Nine Months Ended March 31		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Sales and marketing	$7,694	$7,423	$271	4%
General and administrative	4,489	6,365	(1,876)	(29)%
Research and development	2,893	2,908	(15)	(1)%
Amortization and impairment of customer relationships and trade names	151	151	-	0%
Total operating expenses	$15,227	$16,847	$(1,620)	(10)%

Sales and marketing

Sales and marketing includes expenses primarily related to employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense was $2.5 million for the three months ended March 31, 2014, compared to $2.7 million for the same period in fiscal year 2013, a decrease of $0.2 million or 8%. As a percentage of total revenue, sales and marketing expense increased to 32% for the three months ended March 31, 2014 from 30% for same period in fiscal year 2013. The decrease in sales and marketing expense was primarily due to a decrease of $0.2 million in sales and marketing compensation, $0.1 million spending for advertising and promotional programs and is offset by an increase of $0.1 million in overhead and other expenses.

Sales and marketing expense was $7.7 million for the nine months ended March 31, 2014, compared to $7.4 million for the same period in fiscal year 2013, an increase of $0.3 million or 4%. As a percentage of total revenue, sales and marketing expense increased to 32% for the nine months ended March 31, 2014 from 27% for same period in fiscal year 2013. The increase in sales and marketing expense was primarily due to a $0.5 million increase in sales and marketing compensation due to an increase in headcount in sales and marketing department, $0.2 million increase in overhead and other expenses. The increase is offset by a decrease of advertising and promotional expenses of $0.4 million.

General and administrative

General and administrative expense consists primarily of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense was $1.4 million for the three months ended March 31, 2014, compared to $2.1 million for the same period in fiscal year 2013, a decrease of $0.7 million or 34%. As a percentage of total revenue, general and administrative expense decreased to 18% for the three months ended March 31, 2014 from 23% for the same period in fiscal year 2013. The decrease was primarily due to $0.6 million decrease in salary expenses due to a decrease in headcount, decrease of $0.3 million in overhead and other expenses, and $0.1 million in bad debt expense as a result of our improvement in collection. The decrease is offset by an increase of $0.2 million in facility expenses.

General and administrative expense was $4.5 million for the nine months ended March 31, 2014, compared to $6.4 million for the same period in fiscal year 2013, a decrease of $1.9 million or 29%. As a percentage of total revenue, general and administrative expense decreased to 19% for the nine months ended March 31, 2014 from 23% for the same period in fiscal year 2013. The decrease was primarily due to $1.3 million decrease in salary expenses due to a decrease in headcount, a $0.2 million decrease in consultant expense, and decrease of $0.2 million in bad debt expense as a result of our improvement in collection and $0.1 million decrease in overhead and other expenses.

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

Research and development expense was $1.0 million for the three months ended March 31, 2014 compared to $0.9 million for the same period in fiscal year 2013, an increase of $0.1 million. As a percentage of total revenue, research and development expense increased to 13% for the three months ended March 31, 2014 from 10% for the same period in fiscal year 2013. The increase was primarily related to $0.3 million in consultant expenses in relation to outsourcing the quality and assurance engineering department and is offset by $0.3 million decrease in compensation and benefits.

Research and development expense was $2.9 million for the nine months ended March 31, 2014, compared to $2.9 million for the same period in fiscal year 2013, a decrease of $15 thousand or 1%. As a percentage of total revenue, research and development expense increased to 12% for the nine months ended March 31, 2014 from 11% for the same period in fiscal year 2013. Our research and development department expenses remained relatively flat during the nine months ended March 31, 2014 compared to the same period in fiscal year 2013, mainly due to an increase in consulting expenses from outsourcing our quality assurance engineering department offset by a relatively similar decrease in compensation and benefits.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense was $50 thousand for the three months ended March 31, 2014 and 2013. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 1% for the three months ended March 31, 2014 and 2013.

Amortization of customer relationships and trade names expense was $0.2 million for the nine months ended March 31, 2014 and 2013. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 1% for the nine months ended March 31, 2014 and 2013

Interest expense

	Three Months Ended March 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Interest expense	$(39)	$(32)	$7	22%

	Nine Months Ended March 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Interest expense	$(116)	$(180)	$(64)	(36)%

Interest expense relates to our revolving line of credit with Silicon Valley Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense was $39 thousand for the three months ended March 31, 2014, compared to $32 thousand for the same period in fiscal year 2013, an increase of $7 thousand or 22%. The slight increase was primarily due to a slightly higher average balance in our revolving line of credit of $2.3 million at March 31, 2014 compared to an average balance of $0.9 million at March 31, 2013.

Interest expense was $0.1 million for the nine months ended March 31, 2014, compared to $0.2 million for the same period in fiscal year 2013, a decrease of $0.1 million or 36%. The decrease was primarily due to a decrease in our short and long term capital lease obligations.

Income Tax (Provision) Benefit

Our effective tax rates for the nine months ended March 31, 2014 and 2013 were 101.6% and (18.0%), respectively. For additional information about income taxes, refer to Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on March 31, 2014, we concluded that there was no impairment of goodwill for the nine months ended for fiscal year 2014.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of March 31, 2014 were the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit.

For additional operational funds requirements, we have available a revolving line of credit with Silicon Valley Bank which matures on May 6, 2015, (refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional detail). As of March 31, 2014, our availability under this credit facility was approximately $1.5 million. As of March 31, 2014, our cash and cash equivalents totaled $1.5 million compared to $2.4 million at March 31, 2013. As of March 31, 2014, our accounts receivable, less allowances, totaled $3.9 million compared to $4.1 million at June 30, 2013.

			Change
	March 31, 2014	June 30, 2013	$	Percent
	(In thousands, except percentages)
Accounts receivable	$4,243	$4,613	$(370)	(8)%
Allowance for doubtful accounts	(342)	(510)	168	(33)%
Total - Accounts receivable	$3,901	$4,103	$(202)	(5)%

Accounts receivables decreased $0.4 million or 8% for the nine months ended March 31, 2014 due to decreased sales in our subscription, professional service and software. Allowance for doubtful accounts (“Allowance”) decreased by $0.2 million or 33% for the nine months ended March 31, 2014 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations; (ii) working capital requirements; and (iii) capital expenditures, including periodic acquisitions.

As of March 31, 2014, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides sufficient liquidity to fund our projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and we intend to continue building our cash reserves. See Notes 6 “Credit Facility” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Our cash flows were as follows for the nine months ended March 31, 2014 and 2013 (in thousands):

	Nine Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$2,112	$2,837
Net cash used in investing activities	(2,233)	(3,804)
Net cash (used in) provided by in financing activities	(578)	1,786
Effect of exchange rate changes on cash	(83)	(35)
Net (decrease) increase in cash and cash equivalents	$(782)	$784

Cash Flows for the Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

Operating Activities

Net cash flows provided by operating activities was $2.1 million for the nine months ended March 31, 2014 compared to net cash flows provided by operating activities of $2.8 million compared to the same period in fiscal year 2013.

Adjustments had a $2.7 million positive effect on cash flows from operating activities for the nine months ended March 31, 2014 including $0.3 million stock-based compensation; $2.5 million of depreciation and amortization and is offset by decrease of $46 thousand in deferred income tax and $26 thousand in provision for bad debt. Changes in assets and liabilities had a $0.6 million negative effect on cash flows provided by operating activities for the nine months ended March 31, 2014 due to a decrease of $0.8 million in accounts payable and accrued expense, $0.1 million in income tax payable and $0.3 million increase in accounts receivable.

Investing Activities

Net cash flows used in investing activities were $2.2 million for the nine months ended March 31, 2014 compared to net cash flow used in investing activities of $3.8 million compared to the same period in fiscal year 2013. Net cash flows used in investing activities primarily reflects capitalized software expenditures. The net cash flow used in investing activities for the nine months ended March 31, 2014 consisted of a $2.1 million in capitalized software expenditures and $0.1 million used in purchasing property and equipment.

Financing Activities

Net cash flows used in financing activities was $0.6 million for the nine months ended March 31, 2014 compared to net cash flows provided by financing activities of $1.8 million compared to the same period in fiscal year 2013. Financing cash flows for the nine months ended March 31, 2014 consisted primarily of $0.7 million payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations and is offset by $0.1 million proceeds from our revolving line of credit.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have a $40 thousand irrevocable letter of credit (“LOC”) issued by Silicon Valley Bank in favor of Legacy Partners I SJ North Second, LLC (“Legacy”), for obligations under our San Jose, California office lease.

We issued $0.1 million to The Hartford for a letter of credit (“ Hartford LOC”) which is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year.  As of March 31, 2014 no amount was drawn under the account.

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

(a) Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 ( “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Dated: May 7, 2014
	By:	/s/ John Philpin
John Philpin
Chief Executive Officer and President

	By:	/s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer and Chief Operating Officer

