Form 10-K
period 2014-06-30
LYRIS, INC.
filed 2014-09-18
CIK 1166220

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Based on the last business day of the Registrant’s most recently completed second fiscal quarter, which was December 31, 2013, the aggregate market value of its shares (based on a closing price of $1.17 per share as reported on the OTC Bulletin Board held by non-affiliates was $4,597,490. As of September 18, 2014 there were 9,568,613 shares of common stock outstanding

LYRIS, INC. AND
SUBSIDIARIES

FORM 10-K—FISCAL YEAR ENDED JUNE 30, 2014

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

Further, the forward-looking statements included in this Form 10-K and those included from time to time in our other public filings, press releases, our website and oral and written presentations by management are only made as of the respective dates thereof. We undertake no obligation to update publicly any forward-looking statement in this Form 10-K or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “the Company,” ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to Lyris, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Our Business

We are a leading provider of digital marketing software solutions delivered on a flexible integration framework that help organizations engage with their customers across multiple interactive channels. Our solutions empower marketers to design, automate and optimize data-driven messaging campaigns that maximize revenue, accelerate time-to-market, and reduce total cost of ownership.

We were incorporated under the laws of the state of Delaware as J.L. Halsey Corporation and changed our name to Lyris, Inc. in October 2007. We have principal offices in Emeryville, California and conduct our business worldwide, with wholly owned subsidiaries in Canada, United Kingdom, and Australia, and subsidiaries in Argentina and Brazil. Our foreign subsidiaries are generally engaged in providing sales, account management and support.

We manage our operations and allocate resources as a single operating segment. Financial information regarding our operations, assets and liabilities, including our total operating revenues and net losses for the fiscal years ended June 30, 2014 and 2013 and our total assets as of June 30, 2014 and 2013 are included in our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.

Lyris HQ is our cloud-based (SaaS) email and digital marketing solution It brings together enterprise-scale interactive messaging capabilities to automate customer engagement across email and other digital channels. Lyris HQ empowers marketers to quickly and easily create content, automate multiple complex campaigns simultaneously, and interact with customers and prospects more effectively using personalized and targeted messaging. Advanced reporting and tracking provide real-time insight into campaign performance, while behavior-based analytics at the individual customer level inform targeting and timeliness of messages so marketers can maximize relevancy, response, and revenue. Lyris HQ is targeted at the mid-to-large sized business market.

Lyris ListManager is our on-premises solution for advanced email marketing. It includes powerful automation features and reporting capabilities, and its flexible and configurable architecture integrates seamlessly with in-house databases so that digital marketers can leverage existing data stores to target customers and prospects more effectively. Lyris ListManager is targeted at the mid-to-large sized business market

Our solutions help companies increase customer conversions and grow revenues. Our private cloud technology stack and platform services consolidate and analyze large amounts of vital behavioral and transactional information from online activities in order to increase the relevance of every customer message. With twenty years' experience and billions of digital messages processed by our solutions, we are continuously expanding ways companies deliver value to their customers.

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

Our customers operate in many industries, including technology, retail, publishing, entertainment, and telecommunications, and include over 800 organizations such as Access Intelligence, Advanstar, Diners Club, Electrolux, ESPN, Kitbag, Morgan Stanley, Morningstar, National Public Radio, NBCUniversal Media, Nvidia, PCM, PennWell, Pumpkin Patch, Ryanair, Showtime, Smith Micro Software, Thomson Reuters, Wiley, WSI Digital Marketing, Y&R, and many others. Over 4,200 additional organizations utilize our solutions through their relationships with our marketing service provider customers.

Our Solutions

Our cross-channel marketing solutions help organizations engage with their customers and prospects in relevant and meaningful ways. We enable users to process real-time data in order to deliver targeted, relevant message flows, and are continuously expanding the ways organizations can deliver value to their customers. In the evolving digital communications market, key benefits of our solutions include:

•	Behavioral targeting powered by tightly integrated analytics: Our platform integrates real-time analytics with email and social media messaging, which empowers marketers to engage with audiences relevantly across multiple channels using personalized information.

•	Automation and real-time communications: Our solutions offer sophisticated automation capabilities that integrate real-time message delivery including triggered drip campaigns, transactional email messages, and web behavioral events (such as web bounce, cart abandon, and transaction completion).

•	Unified, modular, scalable cloud-based architecture: Our platform brings together multiple digital marketing capabilities that may be accessed and used as needed and can scale to meet existing and new customers’ data storage, processing, and performance requirements.

•	Flexible and secure infrastructure: Our infrastructure is designed and developed for secure access and extensibility. Our SaaS solution enables direct data and functional integrations from external systems to our platform to extend value across the enterprise. We enable organizations to access their own systems data on their customers, or map to additional data in customer relationship management systems, call center records, transactional histories, and other silos of unique customer data.

•	Regulatory compliance and best practice message deliverability: We support customer delivery of messages using sophisticated monitoring and management tools, while our deliverability specialists facilitate compliance with commercial standards and industry regulations such as The CAN-SPAM Act.

•	Advanced next generation solutions: Lyris’ differentiated solution delivery approach allows marketers to flexibility choose, configure, and swap out application components with preferred alternatives, whether these are built by other technology vendors, themselves, or us. By extending the value of existing systems and data assets, we enable marketers to orchestrate meaningful customer experiences across every touch point without being forced into a single vendor’s “walled garden,” which may protect the value of existing investments and drive higher ROI.

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

All Lyris products are uniquely focused on openness and extensibility as enabled by our highly flexible and modular software framework that connects data and marketing workflows across the enterprise. This allows for rapid integration with other marketing systems, empowering digital marketers to innovate with any combination of best of breed solutions.

Customer Support

Lyris provides support for our SaaS customers worldwide via phone and online portal, including 24x7 support for critical issues.

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

Our Customers

Our customers operate in many industries, including technology, retail, publishing, entertainment, and telecommunications, and include over 800 organizations such as Access Intelligence, Advanstar, Diners Club, Electrolux, ESPN, Kitbag, Morgan Stanley, Morningstar, National Public Radio, NBCUniversal Media, Nvidia, PCM, PennWell, Pumpkin Patch, Ryanair, Showtime, Smith Micro Software, Thomson Reuters, Wiley, WSI Digital Marketing, Y&R, and many others. Over 4,200 additional organizations utilize our solutions through their relationships with our marketing service provider customers.

Sales and Marketing

Our sales and marketing activities are based in our Emeryville, California operating headquarters with additional personnel located throughout the United States; Latin America; Australia, and Europe. The sales team is focused on direct sales of subscription-based Lyris HQ, Lyris Real-Time Retargeting, and on-premises Lyris ListManager and special add-on capabilities. Our direct sales force targets mid-to-large enterprises, as well as marketing service providers that have been successful partners with us. Direct sales are primarily performed by phone by field sales personnel assigned to a region or country with in person follow up and demonstration. Indirect sales are referrals from marketing service provider partners who acquire and service their customers using our solutions. We also have a dedicated customer success team that focuses on retaining and growing existing customer relationships, by up-selling additional products and services and delivering support to help organizations maximize the value of our solutions.

Our global marketing team complements our sales organization through sophisticated content marketing initiatives that serve demand generation activities. Our primary marketing programs include email, social, web, and events. We maintain an active social profile and execute against a public relations strategy to reinforce our brand and generate demand in every region.

Research and Development

Our platform development approach is to offer innovative digital marketing solutions that leverage advanced technologies. Our solutions are designed to allow marketers to improve targeting with in-depth analytics, while providing measurable improvements to marketing return on investment. We allocate a substantial portion of our operating expenses to new product development as well as product enhancement. We have established high standards and metrics for developing and testing our products. We have an automated test suite and utilize 24/7 global engineering and quality assurance operations that rapidly deliver high-quality enhancements without service interruptions. We release product enhancements on a quarterly basis As of June 30, 2014, we had 23 employees dedicated to research and development in the United States.

We incur expenditures in connection with our spend for software product investment. Certain expenditures included in cost of revenues, research and development expense, and the increase in capitalized software collectively represent our product investment.

Product investment for fiscal 2014 and fiscal 2013 was $6.5 million and $8.0 million, respectively. Product investment for fiscal 2014 consisted of research and development expense of $3.8 million, and the increase in capitalized software of $2.7 million. Product investment for fiscal 2013 consisted of research and development expense of $3.9 million, and the increase in capitalized software of $4.1 million related to our new platform development initiatives.

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

Our applications are written in C, PHP, Java and JavaScript, and we use commercially-available hardware and a combination of proprietary and commercially-available software, including Mulesoft, Microsoft SQL, MySQL, , Microsoft Windows and Linux. We own substantially all of the hardware deployed in data centers where we locate our infrastructure. We utilize third- party hosting facilities in the United States located in California (Milpitas and Sunnyvale), and United Kingdom (Maidenhead). These facilities provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by onsite electrical generators and fire detection and suppression systems. We continuously monitor the performance and availability of our software applications using automated robot tools that help ensure our software is operating within appropriate performance benchmarks. In addition, our system engineers proactively monitor the status and effectiveness of our applications. We offer a high-availability, scalable infrastructure that is redundant within each data center, including network teaming that includes multiple upstream internet connections. Our approach also utilizes load-balanced web server pools, redundant interconnected network switches and firewalls, intrusion detection, and fault-tolerant storage devices. Production data is backed up on a daily basis and stored in multiple locations to help ensure transactional integrity and restoration capability. We use third-party firms to perform security audits that test our applications and infrastructure security.

Our Competition

The market for digital marketing software is highly fragmented, competitive, and rapidly evolving. Moreover, customer requirements vary considerably based on the size and profile of each organization. Barriers to entry can be low, particularly in segments focused on a single marketing channel. We compete with a wide variety of technology vendors and service providers. To a lesser extent, we compete with internally developed and maintained solutions. Our primary competitors include Bronto, Inc., ExactTarget, Inc. (a subsidiary of Salesforce.com), Experian CheetahMail, Responsys, Inc. (a subsidiary of Oracle, Inc.), Silverpop Systems Inc. (a subsidiary of IBM, Inc.), StrongView Systems, Inc., and Yesmail (a division of infoGROUP Inc). We believe the principal competitive factors in our markets include:

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

Canada’s anti-spam law (CASL) went into effect on July 1, 2014. While existing laws in Canada had indirectly covered email spam in some cases, CASL is the first law in Canada designed first and foremost to combat spam.

CASL sets forth the following requirements for companies engaged in sending marketing email within Canada, or to recipients in Canada:

•	Senders must obtain express or implied consent from recipients before sending them a marketing message.

•	Email senders must clearly identify themselves within messages, as well as anyone else on whose behalf the message is being sent, and provide a contact method.

•	Messages must contain a simple, functional unsubscribe mechanism

Privacy/data security regulations

We are subject to a number of federal, state and foreign laws and regulations regarding data governance and the privacy and protection of member data that affect companies conducting business on the internet. In the area of information security and data protection, many governments have passed laws requiring notification to users when there is a security incident that results in unauthorized disclosure of their sensitive personal data, or requiring the adoption of minimum information security standards to protect data as it is in transit. The costs of compliance with these laws are expected to increase in the future as a result of changes in interpretation and continued data incidents that lead to additional legislation and regulation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities and may result in fines to our clients and us.

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

Employees

As of June 30, 2014, we had 140 employees. Our employees are not represented by any labor union and we are not aware of any current activity to organize any of our employees.

Facilities

Our corporate headquarters, including our principal administrative, marketing, and technical support departments, are located in Emeryville, California, where we lease approximately 31,193 square feet under an agreement that expires March 31, 2016. During the fourth quarter of fiscal 2013, we moved our research and development department into our Emeryville office. We still maintain an office in San Jose, California where we lease approximately 9,753 square feet under an agreement that expires in December 2014. In the third quarter of fiscal 2014, we moved the operations department into an office in Santa Clara where we lease approximately 1,486 square feet under an agreement that expires in 2016. We also maintain smaller leased regional offices in Sydney, Australia; Buenos Aires, Argentina, São Paulo, Brazil; and London, United Kingdom.Our system hardware is co-located in third-party operated hosting facilities in California (Milpitas and Sunnyvale), and in the United Kingdom (Maidenhead). We do not own any real property. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

We incurred net losses of $10.5 million for fiscal 2012, $0.3 million for fiscal 2013 and $5.1 million for fiscal 2014. In recent years, we have made substantial investments in research and development, infrastructure, international expansion and acquisitions to support anticipated future revenue growth. In the past, we have not been in compliance with our liquidity covenants under our credit agreements and we may not be in compliance with the liquidity covenant or other financial covenants in our credit agreements in the future. We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. We may not be able to increase revenue in future periods, and our revenue could continue to decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this Annual Report.

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

Our strategy is to sell our cross-channel, digital marketing solutions to organizations of all sizes, but to focus on selling our SaaS solutions. Our profit margins can vary depending on numerous factors, including the number of customers using our SaaS (Lyris HQ) solutions, the number of customers using our legacy products, complexity and frequency of their use, the level of utilization, the volume of messages sent, the amount of stored data and the level of professional services and support required by a customer. For example, if we are not successful in a smooth migration of customers using our legacy products to SaaS solutions, we could lose customers or fail to maximize profits resulting from customers who continue to use our legacy products rather than our newest offering. In addition, we will have to use resources to continue to support our customers who use our legacy products. Because our professional services offerings typically have a higher cost of revenue than subscriptions to our SaaS solutions, any increase in sales of professional services may have an adverse effect on our overall gross profit margin and operating results. Enterprise organizations generally require more professional services compared to small businesses and medium-sized companies and, as a result, the overall margin for our enterprise engagements may be lower. We supplement our internal professional services team with third parties to provide professional services, and our goal is to expand these relationships over time. We also will need to increase our sales reach and add direct sales personnel to sell our SaaS solutions to new customers. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our customers changes, our profit margins could decrease and our operating results could be adversely affected.

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

Since 2009, we have acquired Robinsonscalvini Limited and Cogent Online PTY Ltd. In the future we may acquire or invest in businesses, products or technologies that we believe could complement or expand our existing solutions, expand our customer base and operations worldwide, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

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

As of June 30, 2014, we had $166.1 million of net operating loss carry-forwards. Utilization of these net operating loss carry-forwards depends on many factors, including our future income, which cannot be assured. Our loss carry-forwards begin to expire in 2019. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have undergone one or more ownership changes as a result of prior financings. Future ownership changes, or future regulatory changes may limit our ability to utilize our net operating loss carry-forwards. To the extent we are not be able to offset our future income against our net operating loss carry-forwards, this would adversely affect our operating results and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal administrative, marketing, and technical support departments, are located in Emeryville, California, where we lease approximately 31,193 square feet under an agreement that expires March 31, 2016. During the fourth quarter of fiscal 2013, we moved our research and development department into our Emeryville office. In the third quarter of fiscal 2014, we moved the operations department into an office in Santa Clara where we lease approximately 1,486 square feet under an agreement that expires in 2016. We still maintain an office in San Jose, California where we lease approximately 9,753 square feet under an agreement that expires in 2014. We also maintain smaller leased regional offices in Sydney, Australia; Buenos Aires, Argentina, São Paulo, Brazil; and London, United Kingdom.

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

ITEM 3. LEGAL PROCEEDINGS

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our former Chief Executive Officer, one other employee, several current or former directors, and certain of our stockholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs allege various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs seek unspecified damages, punitive damages, costs, and injunctive relief. The lawsuit was dismissed in April, 2013 however the Burts’ filed an amended complaint in May, 2013. As of June 30, 2014, we are awaiting a ruling from the court.

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

Our common stock is currently traded on the OTC Bulletin Board under the symbol “LYRI”.

The following table sets forth the high and low bid prices of our common stock on the applicable market for the quarterly periods indicated. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ending	Low	High
June 30, 2014	$1.27	$2.40
March 31, 2014	$1.08	$2.00
December 31, 2013	$1.06	$1.41
September 30, 2013	$1.35	$1.97
June 30, 2013	$1.55	$2.50
March 31, 2013	$1.76	$2.50
December 31, 2012	$1.65	$3.00
September 30, 2012	$1.75	$3.16

Our common stock has experienced periods, including extended periods, of limited or sporadic quotations. Under such circumstances there is no established trading market for our common stock. As of August 30, 2014, there were 476 holders of record of our common stock.

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

Overview

We are a leading provider of digital marketing software solutions that help organizations engage with their customers across multiple interactive channels. Our solutions empower marketers to design, automate and optimize data-driven campaigns that generate superior engagement, increased business value through greater customer conversions and measurable return on marketing investment. Our Lyris HQ and Lyris ListManager solutions improve marketing efficiency by providing campaign management and automated message delivery, using robust segmentation and analytics driven by real-time social, mobile and web interactions. Lyris HQ is offered as an in-the-cloud solution for enterprises while Lyris ListManager is offered as an on-premises solution primarily for the mid to large sized business market.

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

Financial Summary

Highlights of our recent financial performance include:

•	Recurring revenue, consisting of subscription revenue and support and maintenance revenue, represented 90% of total revenues in fiscal 2014, compared with 89% in fiscal 2013.

•	Lyris HQ subscription revenue decreased from $21.7 million in fiscal 2013 to $19.2 million in fiscal 2014.

•	Operating expenses, excluding non-cash impairment charges, decreased $2.0 million, or 9%, to $20.0 million in fiscal 2014 from $22.0 million in fiscal 2013.

•	Our interest expense decreased 32% compared to fiscal 2013 as a result of a lower average outstanding debt balance.

•	Cost of revenue in fiscal 2014 decreased $2.4 million, or 17.3%, to $11.6 million from $14.0 million in fiscal 2013.

•	In the fourth quarter of fiscal 2014, we recorded an impairment charge of $4.2 million in capitalized software for Lyris One based on a decision to discontinue Lyris ONE.

Results of Operations for Fiscal 2014 and Fiscal 2013

The following table summarizes our consolidated statements of operations data as a percentage of total revenues for the periods presented:

	Years Ended June 30,
	2014	2013

Subscription revenue	78%	78%
Support and maintenance revenue	12%	11%
Professional services revenue	7%	7%
Software revenue	3%	4%
Total revenues	100%	100%
Cost of revenues	37%	39%
Gross profit	63%	61%
Operating expenses:
Sales and marketing	32%	27%
General and administrative	19%	22%
Research and development	12%	11%
Amortization of customer relationships and trade names	1%	1%
Impairment of customer relationships	1%	0%
Impairment of capitalized software	14%	0%
Total operating expenses	79%	61%
Income (loss) from operations	(16)%	0%
Interest expense	0%	(1)%
Interest income	0%	0%
Other (expense) income, net	0%	0%
Loss from operations before income tax benefit	(16)%	(1)%
Income tax benefit	0%	0%
Net loss	(16)%	(1)%

Revenue

We recognize revenue from subscriptions, support and maintenance, professional services, and licensing of our software products to our customers. Revenue for fiscal 2014 and fiscal 2013 were:

	Years Ended June 30,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Subscription revenue
Lyris HQ revenue	$19,199	$21,718	$(2,519)	(12)%
Legacy revenue	5,058	6,620	(1,562)	(24)%
Total subscription revenue	24,257	28,338	(4,081)	(14)%
Support and maintenance revenue	3,934	3,923	11	0%
Professional services revenue	2,204	2,436	(232)	(10)%
Software revenue	870	1,487	(617)	(41)%
Total revenues	$31,265	$36,184	$(4,919)	(14)%

Subscription revenue

Subscription revenue consists primarily of revenue from Lyris HQ, and legacy products which are in the process of reaching their end of life. Subscription revenue was $24.3 million or 78% of total revenue for fiscal 2014, compared to $28.3 million or 78% of total revenue for fiscal 2013, a decrease of $4.1 million or 14%.

Lyris HQ subscription revenue decreased $2.5 million versus the prior year, primarily as a result of customer turnover. Legacy products subscription revenue decreased $1.6 million compared to the prior year, primarily due to termination of contracts with low priced subscriptions and customer turnover.

Support and Maintenance Revenue

Support and maintenance revenue consists of customer service and support for our products. Support and maintenance revenue was $3.9 million or 12% of our revenue for fiscal 2014, compared to $3.9 million or 11% for fiscal 2013. Support and maintenance revenue remained flat as a result of our proactive effort to update existing customer support, new customers and customer upsells.

Professional Services Revenue

Professional services revenue consists of training, custom product implementation and integration, which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $2.2 million or 7% of our total revenue for fiscal 2014, compared to $2.4 million or 7% of our total revenue for fiscal 2013, a decrease of $0.2 million or 10%. Professional services revenue decreased due to a lower level of new customer onboarding.

Software Revenue

Software revenue consists of revenue from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.9 million or 3% of our total revenue for fiscal 2014, compared to $1.5 million or 4% for fiscal 2013, a decrease of $0.6 million or 41%. Software revenue has decreased as our customer base increasingly adopts our SaaS platform.

Cost of revenue

Cost of revenue consists of the amortization of intangible assets related to internally developed software to support our cloud-based marketing products, amortization of our intangibles and software acquired from our strategic acquisitions, payroll-related expenses related to our engineers assigned to product and revenue-support projects, data center and depreciation costs associated with our supporting hardware, various support costs such as website development, processing fees, and allocated overhead.

	Years Ended June 30,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Cost of revenue	$11,614	$14,010	$(2,396)	(17)%

Cost of revenue was $11.6 million or 37% of our total revenues for fiscal 2014, compared to $14.0 million or 39% of our total revenues for fiscal 2013, a decrease of $2.4 million or 17%. The decrease is largely related to a drop in compensation and benefits of $1.6 million due to a reduction in operations personnel. In addition, there was a decrease of $0.4 million in consultant expense, $0.2 million decrease in recruiting expenses, and a $0.1 million for travel and entertainment related expenses and expensed computer equipment respectively.

Gross Profit

	Years Ended June 30,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Gross profit	$19,651	$22,174	$(2,523)	(11)%

Gross profit was $19.7 million for fiscal 2014, compared to $22.2 million for fiscal 2013, a decrease of $2.5 million or 11%. As a percentage of total revenue, gross margin increased to 63% for fiscal 2014 from 61% from fiscal 2013. Decrease in gross profit was primarily related to decrease in revenue. The increase in gross margin reflects our reduction in cost of revenue.

Operating Expenses

Operating expenses for fiscal 2014 and 2013 were:

	Years Ended June 30		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Sales and marketing	$10,065	$9,858	$207	2%
General and administrative	5,956	8,114	(2,158)	(27)%
Research and development	3,767	3,845	(78)	(2)%
Amortization and impairment of customer relationships and trade names	190	202	(12)	(6)%
Impairment of customer relationships	425	-	425	100%
Impairment of capitalized software	4,212	-	4,212	100%
Total operating expenses	$24,615	$22,019	$2,596	12%

Sales and Marketing

Sales and marketing expense consists of employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense was $10.1 million for fiscal 2014, compared to $9.9 million for fiscal 2013, an increase of $0.2 million or 2%. As a percentage of total revenue, sales and marketing expense increased to 32% for fiscal 2014 from 27% for fiscal 2013. The variance reflects additional compensation and benefits expense of $0.9 million, partially offset by reductions in advertising expense of $0.5 million and facilities allocation expense of $0.2 million.

General and Administrative

General and administrative expense consists of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense was $6.0 million for fiscal 2014, compared to $8.1 million for fiscal 2013, a decrease of $2.1 million or 27%. As a percentage of total revenue, general and administrative expense decreased to 19% for fiscal 2014 from 22% for fiscal 2013. The decrease in general and administrative expense was due to $1.6 million decrease in compensation and benefits related to a severance, bonus and stock-based compensation. Along with a decrease of $0.6 million in outside services related to consultants and payroll related expenses.

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

Research and development expense was relatively flat in fiscal 2014 from fiscal 2013, decreasing $0.1 million or 2.0%. As a percentage of total revenue, research and development expense increased to 12% for fiscal 2014 from 11% for fiscal 2013. The decrease in research and development expense was primarily related to a $1.2 million decrease in engineering compensation and benefits as we outsourced the Quality and Assurance department, followed by a $0.1 million decrease to the allocation of facilities costs related to the reduction in headcount. This is offset by an increase of $1.2 million to outside services for consulting expenses.

Amortization of Customer Relationships and Trade Names

Amortization of customer relationships and trade names expense consists of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense was relatively flat at $0.2 million for fiscal 2014 compared to $0.2 million for fiscal 2013. As a percentage of total revenues, amortization of customer relationships and trade names expense increased to 2% for fiscal 2014 from 1% for fiscal 2013.

The increase is related to customer relationship impairment primarily due to an impairment of $0.4 million for Cogent customer relationships acquired in the Lyris APAC investment.

Impairment of Capitalized Software

Impairment of capitalized software consists of internal-use software, which was intended to provide a major feature upgrade to Lyris HQ, which has been in the application development stage since the fourth quarter of fiscal 2011. During fiscal 2014, we analyzed our capitalized software and determined an impairment charge was required. As a result of our reassessment of the ongoing utility and value of certain capitalized software projects, and the discontinuance of Lyris ONE initiative, a $4.2 million impairment charge was recorded.

Goodwill

The following table outlines our goodwill, by acquisition:

	As of June 30,
	2014	2013

Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

We performed our annual impairment testing of goodwill at June 30, 2014 and determined that the estimated fair value of our reporting unit was in excess of its carrying value; accordingly, therefore no impairment charge was recorded in fiscal 2014.

See Note 6 ‘‘Goodwill’’ of the Notes to the Consolidated Financial Statements.

Interest Expense

	Years Ended June 30,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Interest expense	$(150)	$(222)	$72	(32)%

Interest expense relates to our revolving line of credit with Silicon Valley Bank (“Bank”) and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense was $0.1 million for fiscal 2014 compared to $0.2 million for fiscal 2013, a decrease of $0.1 million or 32%. The decrease in interest expense was primarily due to a lower average balance in our revolving line of credit of $1.5 million for fiscal 2014 compared to an average balance of $4.1 million for fiscal 2013.

Income Tax Benefit

For fiscal 2014 and fiscal 2013, our effective tax rates were 2.8% and 3.7%, respectively. For additional information about income taxes, see Note 10 ‘‘Income Taxes’’ of the Notes to the Consolidated Financial Statements.

Liquidity, Capital Resources and Financial Condition

Since our inception, we have financed our operations primarily from the issuance of our stock, cash flows from operations, and borrowings under credit facilities. As of June 30, 2014, our primary sources of liquidity to fund our operations were the collection of accounts receivable balances generated from net revenue, proceeds from our revolving line of credit, and proceeds from stock issuances. For additional operational funds requirements, we have additional borrowing capacity on our revolving line of credit with the Bank which matures on May 6, 2015, see Note 8 ‘‘Revolving Lines of Credit’’ of the Notes to the Consolidated Financial Statements for detail information.

As of June 30, 2014, our availability under this credit facility was approximately $1.4 million. As of June 30, 2014, our cash and cash equivalents totaled $1.9 million compared to $2.3 million as of June 30, 2013. As of June 30, 2014, our accounts receivable, less allowances, totaled $3.5 million compared to $4.1 million as of June 30, 2013.

			Change
	June 30, 2014	June 30, 2013	$	Percent
	(In thousands, except percentages)
Accounts receivable	$3,852	$4,613	$(761)	(16)%
Allowance for doubtful accounts	(396)	(510)	114	(22)%
Total - Accounts receivable	$3,456	$4,103	$(647)	(16)%

During fiscal 2014, accounts receivable decreased $0.8 million, or 16%, to $3.9 million at June 30, 2014, from $4.6 million at June 30, 2013. Our allowance for doubtful accounts decreased $0.1 million, or 22%, to $0.4 million at June 30, 2014 from $0.5 million at June 30, 2013. We adjusted the allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements, and (iii) capital expenditures.

At June 30, 2014, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides sufficient liquidity to fund our projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and we intend to continue building our cash reserves. To improve our liquidity position, on May 6, 2013, we entered into a Loan and Security Agreement (“SVB Agreement”) with the Bank. The agreement provides a revolving line of credit of up to $5.0 million. Subsequently, on the same day, we fully repaid our outstanding line of credit from Comerica Bank in the amount $0.7 million and terminated our loan and security agreement with Comerica. See Note 8 ‘‘Revolving Lines of Credit’’ of the Notes to the Consolidated Financial Statements for detail information.

While fiscal 2014 had its challenges, we still expect to maintain long-term growth in our SaaS offerings; which include our existing products, Lyris HQ and List Manager. We expect to increase efficiency and aggressive management within our operating expenses to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

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

Repayment of the Non-Formula Line was secured by a security interest in substantially all of our assets. In addition, Mr. William T. Comfort, III, former Chairman of the Board, guaranteed our repayment of indebtedness under the Non-Formula Line by a limited guaranty (“Guaranty”). On October 17, 2012, we fully repaid and cancelled the Non-Formula Line of $2.5 million that William T. Comfort had guaranteed with our proceeds from sale of 2,000,000 shares of our Series A Preferred Stock to Lyr, Ltd., a Bermuda corporation of which Mr. Comfort is Chairman. As a result of the repayment and cancellation, the Guaranty was terminated. As of October 17, 2012, we only had the Comerica Revolving Line outstanding with Comerica Bank. See Note 8 ‘‘Revolving Lines of Credit’’ of the Notes to the Consolidated Financial Statements. The Comerica Revolving Lines matured on April 30, 2013.

On May 6, 2013, Lyris, Inc. and our wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a “Borrower” and collectively, the “Borrowers”), entered into the SVB Agreement. The SVB Agreement provides the Company with a revolving line of credit (“SVB Revolving Line”) of up to $5,000,000. The amount available under the SVB Revolving Line is limited by a borrowing base formula based on each Borrower’s recurring revenue and customer retention rate. The SVB Revolving Line matures on May 6, 2015. See Note 8 ‘‘Revolving Lines of Credit’’ of the Notes to the Consolidated Financial Statements.

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

On May 6, 2013, in connection with entering into the SVB Agreement, we paid all amounts outstanding and owed under our Amended and Restated Loan and Security Agreement with Comerica Bank, which terminated on April 30, 2013 according to its terms.

As of June 30, 2014, we were in compliance with all of the covenants of the SVB Agreement. Our outstanding borrowings totaled $2.3 million with $1.4 million in available credit remaining as of June 30, 2014.

Cash flows

In summary, our cash flows were as follows for fiscal 2014 and fiscal 2013:

	Years Ended June 30,
	2014	2013

Net cash provided by operating activities	$3,377	$3,863
Net cash used in investing activities	(2,955)	(4,592)
Net cash (used in) provided by financing activities	(783)	1,503
Effect of exchange rate changes on cash	(73)	(58)
Net (decrease) increase in cash and cash equivalents	$(434)	$716

Operating activities

Net cash flows used in operating activities were $3.4 million for fiscal 2014, as compared to net cash flows provided by operating activities of $3.9 million for fiscal 2013. Cash flows from operating activities are comprised of net losses, adjustments to reconcile the net loss to net cash provided by or used in operating activities, and the change in balance sheet accounts.

Adjustments had a $8.3 million positive effect on cash flows from operating activities in fiscal 2014, including $4.2 million in capital software impairment and $3.2 million in amortization and depreciation, $0.4 million in stock-based compensation, $0.1 of provision for bad debt, $0.4 million impairment of our customer relationships offset by an increase of $0.2 million in deferred income taxes. Changes in assets and liabilities had a $0.2 million positive effect on cash flows provided by operating activities in fiscal 2014, due largely to a $0.6 million increase in accounts receivable , offset by a $0.4 million decrease in accounts payable and accrued expenses.

Investing activities

Net cash flows used in investing activities were $3.0 million for fiscal 2014 as compared to net cash flows used in investing activities of $4.6 million for fiscal 2013, primarily reflecting capitalized software expenditures. The net cash flow used in investing activities for fiscal 2014 consisted of a $2.7 million in capitalized software expenditures, $0.2 million in purchase of property and equipment.

Financing activities

Net cash flows used in financing activities was $0.8 million for fiscal 2014 as compared to net cash flows provided by financing activities of $1.5 million for fiscal 2013. Financing cash flows for fiscal 2014 consisted primarily of $0.9 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations and offset by $0.1 million in additional bank financing from our line of credit with the Bank.

Off-balance sheet arrangements

During the fourth quarter of fiscal 2013, we fully repaid the outstanding line of credit with Comerica and entered into the SVB Agreement. As such, we cancelled our letter of credit from Comerica for Legacy Partners I SJ and Hartford Insurance Company (“Hartford”). Subsequently, we entered into a new line of credit for $40 thousand issued by the Bank in favor of Legacy Partners I SJ North Second, LLC (‘‘Legacy’’).

We issued $0.1 million to Hartford as Hartford letter of credit and is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify the Hartford letter of credit as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year. See Note 7 “Other Long-term Assets” of the Notes to the Consolidated Financial Statements for detail information. As of June 30, 2014, we do not have any draw down for this account by Hartford.

The Legacy letter of credit is held by Legacy in connection with our lease dated January 31, 2008 for our offices in San Jose, California. As of June 30, 2014, we do not have any draw down for this account by Legacy.

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

The following table summarizes by period the remaining payments due for contractual obligations estimated as of June 30, 2014:

	Operating Leases
	Facilities (1)	Co-location Hosting Facilities (2)	Other (3)	Total Operating	Capital Leases (4)	Total
	(In thousands)
Fiscal Year 2015	1,156	185	182	1,523	484	2,007
Fiscal Year 2016	808	-	17	825	137	962
Fiscal Year 2017	216	-	-	216	33	249
Total	$2,180	$185	$199	$2,564	$654	$3,218

(1)	Represents our significant leased office facilities.

(2)	Represents our co-location facilities for data center capacity for research and test data centers.

(3)	Represents our software contracts used in our production environment.

(4)	Represents our capital leases in connection with acquiring computer equipment for our data center operations which is included in property and equipment in our Consolidated Balance Sheets. Capital lease payments include interest.

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

For transactions entered into or materially modified after July 1, 2010, we allocate consideration in multiple-element arrangements based on the relative selling prices. Revenue is then recognized as appropriate for each separate element based on its fair value. For fiscal 2014 and 2013, the impact on our revenue under the new accounting guidance as compared to the previous methodology resulted in an immaterial difference in revenue recognized as compared to that which would have previously been deferred and recognized ratably. The immaterial impact is primarily a result of the limited population of transactions subject to newly adopted guidance, as it includes only those arrangements entered into or materially modified after July 1, 2010. The accounting treatment for arrangements entered into prior to July 1, 2010 continues to follow legacy accounting rules and the revenue recognition method applied to certain types of arrangements has not changed upon adopting new guidance and does not affect the revenue recognized. The adoption of new guidance did not result in a material impact to the financial statements for the fiscal years ended 2014 and 2013 and is not anticipated to become material for fiscal 2015.

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

Loss contingencies and commitment

We record an estimated loss contingency when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences to us than management currently expects, then we may have to record additional charges in the future. As of June 30, 2014, there was no probable material losses incurred that could be reasonably estimated.

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

We conduct a test for the impairment of goodwill on at least an annual basis. We have one reporting unit, Lyris, Inc. We adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. We assessed the qualitative factors to determine whether it is necessary to perform the current two step test for goodwill impairment during each quarter ended for fiscal year 2014 and 2013.

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

At June 30, 2013, we assessed our impairment and concluded that there was no impairment of goodwill or intangible assets.

As part of our qualitative assessment during Q4, we assessed the value of long-lived assets, including tangible and intangible assets. Due to the lack of use and termination of the Lyris APAC (Cogent Customer Relationships), the Company recognized a full write-off of these assets of $425 thousand, net of amortization, at June 30, 2014. The customer relationships asset was related to our acquisition of Cogent Online (Lyris APAC) in 2011. We reviewed the customer list and concluded the asset had no value due to the loss of CPA (Clicks Per Action) customers acquired form Cogent.

Based on our annual impairment tests conducted at June 30, 2014, we concluded that there was no impairment of goodwill or additional impairment of intangible assets for fiscal 2014.

See Note 6 ‘‘Goodwill’’ of the Notes to the Consolidated Financial Statements.

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

Total capitalized hosting software costs were approximately $2.7 million (before impairment) and $4.1 million during fiscal 2014 and fiscal 2013, respectively.

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

We establish a valuation allowance if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we determine that it is more likely than not that the benefit will be sustained upon external examination, such as an audit by a taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 10 ‘‘Income Taxes’’ of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 ‘‘Summary of Significant Accounting Policies’’ of the Notes to the Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lyris, Inc.:

We have audited the accompanying consolidated balance sheets of Lyris, Inc. and Subsidiaries (the ‘‘Company’’) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lyris, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Burr Pilger Mayer, Inc.

San Jose, California

September 18, 2014

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	Years Ended
	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,884	$2,318
Accounts receivable, less allowances of $396 and $510, respectively	3,456	4,103
Prepaid expenses and other current assets	674	721
Deferred income taxes	1,152	942
Total current assets	7,166	8,084
Property and equipment, net	5,160	9,355
Intangible assets, net	4,404	5,014
Goodwill	9,791	9,791
Other long-term assets	615	663
TOTAL AS S ETS	$27,136	$32,907

LIABILITIES , REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND S TOCKHOLDERS ' EQUITY
Current liabilities:
Revolving line of credit	$2,350	$2,260
Accounts payable and accrued expenses	3,103	3,458
Capital lease obligations - short-term	459	827
Income taxes payable	136	203
Deferred revenue	3,165	3,220
Total current liabilities	9,213	9,968
Capital lease obligations - long-term	163	436
Other long-term liabilities	450	504
TOTAL LIABILITIES	9,826	10,908
Commitments and contingencies (Note 14)
Redeemable convertible Series A preferred stock: $0.01 par value per share, 2,000 shares authorized, issued and outstanding, liquidation preference $5,000, as of June 30, 2014 and June 30, 2013	5,000	5,000

Lyris Stockholders' equity:
Preferred stock, $0.01 par value per share, 2,000 shares authorized as of June 30, 2014 and June 30, 2013; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 9,579 shares issued and outstanding as of June 30, 2014 and June 30, 2013	1,415	1,415
Additional paid-in capital	268,592	268,209
Accumulated deficit	(257,603)	(252,608)
Treasury stock, at cost 11 shares held at June 30, 2014 and June 30, 2013	(56)	(56)
Accumulated other comprehensive (loss) income	(38)	39
Total equity	12,310	16,999
LIABILITIES , REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS ' EQUITY	$27,136	$32,907

See accompanying Notes to the Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share data)

	Years Ended
	June 30,
	2014	2013

Revenue:
Subscription revenue	$24,257	$28,338
Support and maintenance revenue	3,934	3,923
Professional services revenue	2,204	2,436
Software revenue	870	1,487
Total revenue	31,265	36,184
Cost of revenue:
Subscription, support and maintenance, professional services, and software	9,890	12,345
Amortization of developed technology	1,724	1,665
Total cost of revenue	11,614	14,010
Gross profit	19,651	22,174
Operating expenses:
Sales and marketing	10,065	9,858
General and administrative	5,956	8,114
Research and development	3,767	3,845
Amortization of customer relationships and trade names	190	202
Impairment of customer relationships	425	-
Impairment of capitalized software	4,212	-
Total operating expenses	24,615	22,019
(Loss) Income from operations	(4,964)	155
Interest expense	(150)	(222)
Interest income	1	3
Other expense	(31)	(236)
Loss from operations before income tax benefit	(5,144)	(300)
Income tax benefit	(149)	(12)
Net loss	(4,995)	(288)
Less: income attributable to noncontrolling interest, net of tax	-	29
Net loss attributable to Lyris, Inc.	$(4,995)	$(317)

Net loss per share
Basic	$(0.52)	$(0.03)
Diluted	$(0.52)	$(0.03)

Weighted average shares outstanding
Basic	9,568	9,537
Diluted	9,568	9,537

See accompanying Notes to the Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share data)

	Years Ended
	June 30,
	2014	2013
Net loss	$(4,995)	$(288)
Other comprehensive loss, net of tax:
Foreign currency translation losses	(77)	(76)
Comprehensive loss	(5,072)	(364)
less: Comprehensive income attributable to noncontrolling interest	-	(29)
Comprehensive loss attributable to Lyris, Inc.	$(5,072)	$(393)

See accompanying Notes to the Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

										Total
									Accumulated	Stockholders'
	Reedemable Convertible				Additional				Other	Equity		Total
	Series A Preferred Stock		Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive	Controlling	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Shares	Amount	Income (loss)	Interest	Interest	Equity
Balances at June 30, 2012	-	$-	9,446,831	$1,414	$267,447	$(252,291)	(11,333)	$(56)	$115	$16,629	$(178)	$16,451
Common stock sale	-	-	96,459	1	197	-	-	-	-	198	-	198
Common stock issued in settlement of RSU,	-	-		-		-	-	-	-	(49)	-	(49)
net of shares withheld for employee taxes			35,748		(49)
Redeemable convertible Series A preferred
stock issued	2,000,000	5,000	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	159	-	-	-	-	-	-	-	-	-
Acquisition of APAC stock (100% ownership)	-	-	-	-	(165)	-	-	-	-	(165)	178	13
Stock-based compensation	-	-	-	-	779	-	-	-	-	779	-	779
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(76)	(76)	-	(76)
Net loss	-	-	-	-	-	(317)	-	-	-	(317)	-	(317)
Balances at June 30, 2013	2,000,000	5,000	9,579,197	1,415	268,209	(252,608)	(11,333)	(56)	39	16,999	-	16,999
Stock-based compensation	-	-	-	-	383	-	-	-	-	383	-	383
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(77)	(77)	-	(77)
Net loss	-	-	-	-	-	(4,995)	-	-	-	(4,995)	-	(4,995)
Balances at June 30, 2014	2,000,000	$5,000	9,579,197	$1,415	$268,592	$(257,603)	(11,333)	$(56)	$(38)	$12,310	$-	$12,310

See accompanying Notes to the Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS O F CASH FLOWS

(in thousands)

	Years Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(4,995)	$(288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	384	779
Depreciation	1,437	1,459
Amortization of intangible assets	190	249
Impairment of intangible assets	425	-
Impairment of capitalized software	4,212	-
Amortization of capitalized development costs	1,724	1,617
Impairment of SiteWit investment	67	303
Provision for doubtful accounts	92	328
Deferred income taxes	(210)	(60)
Changes in assets and liabilities:
Accounts receivable	555	503
Prepaid expenses and other assets	28	54
Accounts payable and accrued expenses	(420)	(718)
Deferred revenue	(55)	(373)
Income taxes payable	(57)	10
Net cash provided by operating activities	3,377	3,863
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(225)	(563)
Capitalized software expenditures	(2,730)	(4,070)
Purchase of noncontrolling interest	-	(15)
Proceeds from redemption of long-term investments	-	56
Net cash used in investing activities	(2,955)	(4,592)
Cash Flows from Financing Activities:
Proceeds from issuance of Redeemable Convertible Series A preferred stock	-	5,000
Proceeds from common stock issuances	-	148
Proceeds (payments) from short-term credit arrangements, net	90	(2,745)
Payments under capital lease obligations	(873)	(800)
Increase in restricted cash	-	(100)
Net cash (used in) provided by financing activities	(783)	1,503
Net effect of exchange rate changes on cash and cash equivalents	(73)	(58)
Net (decrease) increase in cash and cash equivalents	(434)	716
Cash and cash equivalents, beginning of fiscal year	2,318	1,602

Cash and cash equivalents, end of fiscal year	$1,884	$2,318

Supplemental cash flow information
Cash paid for interest	$150	$184
Cash paid for taxes	$39	$39

Supplemental disclosure of non-cash transactions:
Equipment acquired under capital lease	$232	$770

See accompanying Notes to the Consolidated Financial Statements.

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

Fiscal Periods

Our fiscal year ends on June 30. References to fiscal 2014, for example, refer to the fiscal year ended June 30, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Lyris and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP), for a fair presentation of the periods presented, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues, expenses and related disclosures during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill, and acquired intangible assets, capitalization of software, allowances for bad debt and income taxes. We base these estimates on historical and anticipated results and trends and on various other assumptions we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Our European, Canadian, Latin American and Australian subsidiaries represented approximately 22% of our consolidated total revenues and 1% of consolidated long-lived assets at June 30, 2014, and 19% of consolidated total revenues and 2% of consolidated long-lived assets at June 30, 2013. We will continue to manage our foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate fluctuation on net income and earnings per share. The fluctuation in the exchange rates resulted in foreign currency translation (loss) reported comprehensive loss of $77 thousand and $76 thousand at June 30, 2014 and 2013, respectively.

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

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and trade receivables. We sell our products primarily to customers throughout the United States. We monitor the credit status of our customers on an ongoing basis and do not require our customers to provide collateral for purchases on credit. No sales to an individual customer accounted for more than 10% of revenue for fiscal 2014 or fiscal 2013. Moreover, there was no single customer or supplier that accounted for more than 10% of our accounts receivables as of June 30, 2014 and 2013.

Segment Reporting

We operate in one segment. See Note 15 ‘‘Segment Reporting’’ of the Notes to the Consolidated Financial Statements.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (‘‘exit price’’) in an orderly transaction between market participants at the measurement date. The Financial Accounting Standards Board (FASB) has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of June 30, 2014 and 2013, we used Level 1 assumptions for our cash equivalents, which were $0.0 million and $0.3 million, respectively. The valuations are based on quoted prices of the underlying money market funds that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2014 and 2013, we did not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2014 and 2013, we did not have any significant Level 3 financial assets or liabilities.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two years to seven years, or the lease term including any lease term extensions that we have the right and intention to execute, if applicable. Repair and maintenance costs are expensed in the period incurred. See Note 4 ‘‘Property and Equipment’’ of the Notes to the Consolidated Financial Statements.

Revenue Recognition

We recognize revenue from providing hosting and professional services and licensing our software products to our customers.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Advertising Costs

Advertising costs are expensed as incurred or the first time the advertising takes place. Advertising costs were $0.9 million and $1.4 million for fiscal 2014 and 2013, respectively.

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

The following is a summary of the activity in the allowance for doubtful accounts:

	Years Ended
	June 30,
	2014	2013

Balance at July 1,	510	686
Charge to cost and expenses	92	328
Write-offs charge against allowance	(206)	(504)
Balance at June 30,	$396	$510

Loss Contingencies and Commitments

We record estimated loss contingencies when information is available that indicates that it is probable that a material loss has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We disclose if the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, or if an exposure to loss exists in excess of the amount accrued. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed. Determining the likelihood of incurring a liability and estimating the amount of the liability involves an exercise of judgment. If the litigation results in an outcome that has greater adverse consequences than management currently expects, then we may have to record additional charges in the future. As of June 30, 2014, there were neither material changes to our commitments and obligations, nor were there any probable material losses incurred that could be reasonably estimated.

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

Impairment Testing

If we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate (including a specific reporting unit risk premium). The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value at the time the analysis is performed. See Notes 5 and 6 ‘‘Intangible Assets’’ and ‘‘Goodwill,’’ respectively, of the Notes to the Consolidated Financial Statements.

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

SaaS software costs

We capitalize the direct costs associated with the software we develop for use in providing software-as-a-service to our customers during our application development stage. The types of activities performed during the application development stage create probable future economic benefits. Once the software is available for use in providing services to customers, we amortize the capitalized amount over three years with the amortization charged to cost of revenues. We expense activities performed during the preliminary project stage which are analogous to research and development activities. In addition, we expense the types of activities performed during the post-implementation / operation stage. These activities are likely to include release ready and release launch activities. See Note 4 ‘‘Property and Equipment’’ of the Notes to the Consolidated Financial Statements.

Stock-Based Compensation

We amortize stock-based compensation expense based upon the fair value of stock-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents. See Note 13 ‘‘Stock Compensation Plans’’ of the Notes to the Consolidated Financial Statements.

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

In accordance with FASB standards, we establish a valuation allowance if it believes that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 10 ‘‘Income Taxes’’ of the Notes to the Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Summary of Significant Accounting Policies (Continued)

Acquisition

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs to be incurred to purchase the capabilities gained through the developed technology model; and appropriate discount rates based on a particular business’ weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources and are developed as part of our planning process. See Note 3 ‘‘Acquisition’’ of the Notes to the Consolidated Financial Statements.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will require companies to recognize revenue for a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be actioned by identifying the contracts with customers, identify the performance obligations, determining the transaction price, allocating the transaction price to the performance obligations and recognizing revenue when the performance obligation has been met. The Update will also require Lyris to provide comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This update will be effective beginning December 15, 2016.

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

Under the provisions of the Stock Purchase Agreement dated June 1, 2011 (“SPA”) with Cogent Lyris was entitled to purchase 16.67 shares of Cogent for each calendar quarter where Net Quarterly Revenue (as that term is defined in the SPA) is less than $0.8 million collectively from Cogent’s minority Shareholders (as that term is defined in the SPA). The Net Quarterly Revenue was lower than $0.8 million in the calendar quarters ended September 14, 2011, December 14, 2011, March 14, 2012 and June 14, 2012. We therefore, exercised our option to purchase an aggregate of 66 shares at a price of $1 per share from the Shareholders. We made a determination to purchase these shares equally from the shareholdings of Damien Saunders and Lucid Online Pty Ltd (an entity controlled by Adrian Saunders). After the exercise, Damian Saunders continued to own 66.7 shares and Lucid Online Pty Ltd, continued to own 66.7 shares. Damian Saunders transferred the remaining 66.7 shares held by him to us in exchange for the satisfaction of $15 thousand owed by Damian Saunders to us. Adrian Saunders’ employment terminated with Lyris on July 19, 2012 and Lyris purchased the remaining shares held by Lucid Online Pty Ltd for an aggregate purchase price of $67. On December 3, 2012, the transfer of Damien and Adrian Saunders’ remaining shares was completed and we obtained 100 percent ownership.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	Property and Equipment

The components of property and equipment were as follows:

	As of June 30,
	2014	2013
	(In thousands)
Computers	$4,748	$4,367
Furniture and fixtures	176	161
Leasehold improvements	313	297
Software	6,548	10,270
Other equipment	363	354
	12,148	15,449
Less: accumulated depreciation and amortization	(6,988)	(6,094)
Total	$5,160	$9,355

For fiscal 2014 and 2013, we acquired $0.2 million and $0.6 million, respectively, of new property and equipment. Total depreciation expense related to property and equipment for fiscal 2014 and 2013 was approximately $1.4 million and $1.5 million, respectively.

For fiscal 2014 and 2013, we entered into capital leases totaling approximately $0.2 million and $0.8 million, respectively, for computer equipment associated with our data centers. Accumulated depreciation related to property and equipment under capital leases total $0.8 million as of June 30, 2014 and $0.8 million as of June 30, 2013.

During fiscal 2014, we continued to capitalize hosting software costs for our Phase Two of our Lyris ONE, to introduce major new features that will expand the email capabilities. Total capitalized hosting software costs were approximately $0.5 million (net of impairment) and $4.1 million during fiscal 2014, respectively and 2013, respectively. Capitalized hosting software costs primarily consist of employee related costs. Total amortization related to capitalized hosting software costs in fiscal 2014 and fiscal 2013 was approximately $1.7 million and $1.6 million, respectively, in amortization expense being recorded as cost of revenue.

During the fourth quarter of fiscal 2014, we impaired $4.2 million of internal-use hosting software developed Lyris ONE because management determined at that date that it would not provide any substantive service potential to the Lyris Platform application.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Intangible Assets

The components of intangible assets consist of the following:

	As of June 30,
	2014	2013
Amortizable intangibles:
Customer relationships	$335	$1,150
	335	1,150
Less: accumulated amortization	(331)	(536)
	4	614
Non-amortizable intangibles:
Trade names	4,400	4,400

Total intangible assets, net of amortization	$4,404	$5,014

The activity for intangible assets for fiscal 2014 and 2013, consisted of the following:

Amount
Ending balance at June 30, 2012	$5,266
Amortization	(249)
Foreign currency translation adjustment	(3)
Ending balance at June 30, 2013	5,014
Impairment	(425)
Amortization	(190)
Foreign currency translation adjustment	5
Ending balance at June 30, 2014	$4,404

For fiscal 2014 and 2013 foreign currency translation gain (loss) were $5 thousand and ($3) thousand, respectively on intangible assets. The change in net intangible assets is primarily a result of changes in the foreign currency exchange rate between the U.S. dollar and British pound.

Total intangible asset amortization and impairment expense for fiscal 2014 and 2013 were $0.1 million and $0.2 million. For fiscal 2014 and 2013, total intangible asset amortization and impairment expense of developed technology classified as cost of revenue were $50 thousand and $0.8 million, respectively. During fiscal 2014 and fiscal 2013, we eliminated approximately $0.0 million and $3.1 million, respectively, in fully amortized intangible assets from our net intangible assets.

As of June 30, 2014, there are insignificant estimated future amortization expense related to intangible assets.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

The following table outlines our goodwill, by acquisition:

	As of June 30,
	2014	2013

Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

There was no change in goodwill for 2014.

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

Lyris considers various events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to peers to determine if an impairment has occurred.

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

As part of our qualitative assessment during Q4, we assessed the value of long-lived assets, including tangible and intangible assets. Due to the lack of use and termination of the Lyris APAC (Cogent Customer Relationships), the Company recognized a full write-off of these assets of $425 thousand, net of amortization, at June 30, 2014. The customer relationships asset was related to our acquisition of Cogent Online (Lyris APAC) in 2011. We reviewed the customer list and concluded the asset had no value due to the loss of CPA (Clicks Per Action) customers acquired form Cogent.

Based on our qualitative assessment and impairment test conducted at June 30, 2014, we concluded that there was no impairment of goodwill or additional impairment of intangible assets for fiscal 2014.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Other Long-term Assets

The components of other long-term assets were as follows:

	As of June 30,
	2014	2013

Investment in SiteWit	$300	$367
Security deposit	215	196
Restricted cash	100	100
Other long-term assets	$615	$663

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

During third quarter of fiscal 2013, we performed an impairment analysis of our investment in SiteWit shares. First, we compared carrying value to the estimated fair value of SiteWit. Since carrying value exceeded the estimated fair value, we noted that this was an indication of impairment. Second, we deemed the impairment is other-than-temporary based on the series of net losses in our investment and the substantial decrease in carrying value. Based on our review, we recorded an impairment and write down $0.2 million from our investment in SiteWit as of March 31, 2013

During the fourth quarter of fiscal 2014, Lyris and SiteWit entered into a contract for a repurchase of SiteWit shares held by the company, effective in fiscal 2015. Subsequently, Lyris and SiteWit amended that agreement, which is expected to close on October 15, 2014. Accordingly, Lyris recorded a charge of $0.1 million and wrote down the company’s investment to $0.3 million to reflect the fair value as of June 30, 2014.

In June 30, 2012, we had $0.1 million in irrevocable letter of credit issued by Comerica, in favor of the Hartford Insurance Company (“Hartford”) for workers’ compensation insurance obligations. The Hartford letter of credit is held by Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. During the fourth quarter of fiscal 2013, we fully repaid the outstanding line of credit with Comerica and entered into a Loan and Security agreement with Silicon Valley Bank. As such, we cancelled the line of credit with Comerica and issued $0.1 million to Hartford as Hartford letter of credit and is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify the Hartford letter of credit as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year.

Other assets as of June 30, 2014 included $0.3 million related to the investment in SiteWit, and $0.2 million related to security deposits for leases. Other assets as of June 30, 2013 included $0.4million related to the investment in SiteWit, $0.2 million related to security deposits for leases.

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

Trailing Three Month Period	Minimum EBITDA
Ending	(maximum loss)

June 30, 2014, July 31, 2014 and August 31, 2014	$(350,000)

September 30, 2014, October 31, 2014 and November 30, 2014	$(200,000)

December 31, 2014, January 31, 2015 and February 28, 2015	$(75,000)

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

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On May 6, 2013, in connection with entering into the SVB Agreement, we paid all amounts outstanding and owed under our Comerica Agreement Amended and Restated Loan and Security Agreement with Comerica Bank, which terminated on April 30, 2013 according to its terms.

As of June 30, 2014, we are in compliance with all of the covenants of the SVB Agreement for all applicable measurement periods in fiscal 2014. Our outstanding borrowings totaled $2.4 million with $1.4 million in available credit remaining as of June 30, 2014.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

	As of June 30,
	2014	2013

Accounts payable	$712	$1,159
Accrued compensation and benefits	1,222	1,496
Other current liabilites	1,169	803
Total	$3,103	$3,458

Accounts payable is comprised of our accounts payable incurred during the normal course of business.

Accrued compensation and benefits are comprised of our employee salaries, commissions, bonuses, vacation, payroll taxes and related benefits.

Other current liabilities are comprised of our accrued expenses related to the operation of the normal course of business and other onetime charges.

10.	Income Taxes

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

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	Income Taxes (Continued)

The components of the benefit for income taxes were as follows:

	Years Ended June 30,
	2014	2013

Current:
Federal	$(23)	$40
State	(0)	80
Foreign	72	(177)
	49	(57)
Deferred:
State	26	(117)
Foreign	(224)	162
	(198)	46
Total income tax provision (benefit)	(149)	(12)

The components of net deferred tax assets (liabilities) were as follows:

	As of June 30,
	2014	2013

Accruals and reserves not currently deductible for tax purposes	$9,107	$6,441
Net operating loss and tax credit carry forwards	65,708	63,408
Gross deferred tax assets	74,815	69,849
Valuation allowance	(73,663)	(68,907)
Net deferred tax assets	1,152	942

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

As of June 30, 2014, we had approximately $166.1 million in U.S. federal net operating loss (‘‘NOL’’) carry forwards that will start to expire in 2019. We had approximately $5.7 million in Canadian net operating loss carry forwards that will start to expire in 2028. Also, we had approximately $14.7 million in state NOLs, which expires at various times between 5 and 20 years. These NOL’s may offset future taxable income and taxable gains.

The change in the valuation allowance was an increase of approximately $4.8 million and a decrease of $3.1 million for fiscal 2014 and 2013 respectively. The principal reason for this increase was the current year loss for income tax purposes. If we experience a change in ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, it may have limitations on our ability to realize the benefit of our net operating loss and tax credit carryovers.

In addition to the net operating loss carryovers, we have alternative minimum tax credit carryovers of $4.4 million.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The items accounting for the difference between expected tax (benefit) computed at the federal statutory rate of 35% and the provision of income taxes was as follows:

	Years Ended June 30,
	2014	%	2013	%
	(In Thousands)

Income tax benefit at the statutory rate	$(1,846)	35.0%	$(115)	35.0%
State income taxes, net of federal benefit	17	-0.3%	(24)	7.4%
Foreign income tax expense at US federal stautory rate	(58)	1.1%
Amortization of intangible assets	215	-4.1%	87	-26.6%
Impact of foreign operations	103	-2.0%	66	-20.1%
Difference between AMT and statutory federal income tax rates	(256)	4.9%	47	-14.5%
Permanent differences	7	-0.1%	25	-7.7%
Temporary differences	20	-0.4%	180	-54.8%
Change in deferred tax assets	211	-4.0%	59	-17.8%
Other, net	1,438	-27.3%	106	-32.2%

	$(149)	2.8%	$(12)	3.7%

The amount of income taxes refunded during fiscal 2014 and 2013 amounted to approximately $0 thousand and $20 thousand, respectively. The amount of income tax cash payments during fiscal 2014 and 2013 were approximately $39 thousand and $39 thousand, respectively.

In accordance with FASB Interpretation No. 48, ‘‘Accounting for Uncertainly in Income Taxes, (‘‘FIN 48’’), the Company establishes a valuation allowance if it believe that it is more likely than not that some or all of our deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it determines that it is more likely than not that the benefit will be sustained upon external examination, which is an audit by taxing authority. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2014, the Company had approximately $303 thousand in unrecognized tax benefits, which, if recognized would reduce tax expense and our effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Years Ended June 30,
	2014	2013

Balance, beginning of year	$293	$379

Increases for tax positions related to current year	63	62
Reductions due to lapsed statute of limitations	(53)	(147)

Balance, end of year	$303	$293

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	Income Taxes (Continued)

We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax provision. As of June 30, 2014, we had accrued no penalties and an insignificant amount of interest was recorded in income tax expense.

Tax positions for Lyris and its subsidiaries are subject to income tax audits. Tax returns for all tax years since fiscal 2011 remain open to examination by the Internal Revenue Service and since 2007 for state income tax purposes. As of June 30, 2014, there are no current federal or state income tax audits in progress.

We are subject to income tax in some jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or result of operations.

11.	Net Loss per Share

Accounting standards established by the FASB requires the presentation of the basic net income loss per common share and diluted net loss per common share. Basic net loss per common share excludes any dilutive effects of options and convertible securities. Dilutive net loss per common share is the same as basic net (loss) per common share since the effect of potentially dilutive securities are antidilutive.

The following table sets forth the computation and reconciliation of net loss per share:

	As of June 30,
	2014	2013

Net loss attributable to Lyris	$(4,995)	$(317)

Weighted average shares outstanding:
Basic and diluted	9,568	9,537
Net loss per share
Basic and diluted	$(0.52)	$(0.03)

Potentially anti-dilutive stock options to purchase 26 and 34 thousand shares of common stock were excluded in the dilutive loss per common share calculation for the fiscal June 30, 2014 and 2013, respectively.

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

fiscal 2013, 18,750 share vested each quarter, and similarly, were net settled the same as the first quarter of fiscal 2012, for the applicable income and other employment taxes. Total shares withheld each quarter were 6,834. Fair value of the $1.5 million of the RSUs was determined based on the intrinsic value of the RSUs on the grant date using a $4.95 market price. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period of the award, which is typically the RSUs vesting term of four years. Total expense for RSUs was $0.0 million and $0.2 million for the fiscal years ended June 30, 2014 and 2013, respectively.

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

On May 6, 2005, we established the J.L. Halsey Corporation 2005 Equity-Based Compensation Plan, which was amended with the First Amendment, effective as of May 6, 2005 (together, the ‘‘Original Equity-Based Compensation Plan’’). Subsequently, the Board adopted the Second Amendment to the Original Equity-Based Compensation Plan (the ‘‘Second Amendment’’) and, on May 13, 2009, our stockholders ratified the Second Amendment. Subsequently, the Board adopted the Third Amendment to the Original Equity-Based Compensation Plan (the ‘‘Third Amendment’’) and the Fourth Amendment to the Original Equity-Based Compensation Plan (the ‘‘Fourth Amendment’’, together with the Original Equity-Based Compensation Plan, the ‘‘Equity-Based Compensation Plan’’). The Equity-Based Compensation Plan authorizes the granting of stock options, RSUs and stock-based awards to employees, directors and certain consultants. Stock options issued in connection with the Equity- Based Compensation

Plan participants are granted with an exercise price per share equal to the fair market value of a share of our common stock at the date of grant. Stock options generally become exercisable over a four year vesting period and expire ten years from the date of the grant. RSUs issued in connection with the Equity-Based Compensation Plan are granted with a fair value based on the intrinsic value of the RSUs as of the date of grant. RSUs vest over four years, with 25% of the total number of shares subject to the RSU vesting on the one-year anniversary of the start of employment and, the remainder vesting every three months thereafter in equal installments of 1/12th of the total number of shares subject to the RSU. The effect of the Fourth Amendment was to increase the number of shares of Common Stock that may be issued in connection with awards granted under the Equity-Based Compensation Plan from 1,800,000 shares to 2,575,000 shares, thereby increasing the number of shares available for future awards under the Equity Based Compensation Plan by 775,000 shares. On August 8, 2012 we filed a registration statement on Form S-8 to register the offer and sale of these shares.

At June 30, 2014, there were 391,000 shares available for future grant.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	Stock Compensation Plans (Continued)

The following table summarizes stock option activity from July 1, 2011 to June 30, 2014:

		Weighted-	Weighted-Average
	Number of	Average Fair	Remaining Contractual
	options	Value	Life in Years
	(In thousands)
Outstanding at July 1, 2012	1,393	$1.93	9.6
Granted	1,219	$2.28
Forfeited/expired	(949)	$2.03
Outstanding at June 30, 2013	1,663	$2.10	8.5
Granted	1,211	$1.54
Forfeited/expired	(928)	$2.06
Outstanding at June 30, 2014	1,946	$1.77	8.8
Vested and expected to vest at June 30, 2014	1,431	$1.82	8.6
Exercisable at June 30, 2014	383	$2.02	7.3

As of June 30, 2014, the calculated aggregate intrinsic value of options outstanding and options exercisable was $0. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on June 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2014, we had 1,430,709 options vested or expected to vest with a weighted average exercise price of $1.82 and a weighted average remaining contractual term of 8.6 years. As of June 30, 2014, unamortized compensation cost related to stock options was $1.7 million. The cost is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes stock options outstanding and exercisable options as of June 30, 2014:

		Weighted
		Average
	Number of	Remaining
	Options	Contractual	Number of Options
Exercise Prices	Outstanding	Life (Years)	Exercisable
	(in thousands)		(in thousands)
$1.10 - $1.68	1,289	9.0	167
$1.84 - $4.95	640	8.4	199
$7.50 - $7.50	18	6.4	18
Total`	1,946	8.8	383

We recognize total stock-based compensation expenses, including employee stock awards and purchases under stock purchase plans, in accordance with the standards established by FASB.

LYRIS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	Stock Compensation Plans (Continued)

The following table summarizes the allocation of stock-based compensation expense:

	Years Ended
	June 30,
	2014	2013

Cost of revenue	$27	$64
General and administrative	188	563
Research and development	46	74
Sales and marketing	123	78
Total	$384	$779

We recognize stock-based compensation expenses on a straight-line basis over the requisite service period of the award which is generally four years.

The weighted average fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table:

	Years Ended
	June 30,
	2014	2013

Weighted average fair value of options at grant date	$1.12	$2.28
Expected volatility	78%	79%
Expected term of the option	5.7 years	4.5 years
Risk-free interest rates	1.53% - 1.93%	0.56% - 0.93%
Expected dividends	-	-

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

Retirement Plans

We have a defined contribution 401(k) Plan covering substantially all of our employees. Beginning September 2006, we began making matching contributions to the 401(k) Plan. During fiscal 2009, due to difficult business conditions and the economic downturn, we discontinued the 401(k) matching plan program. As such, in fiscal 2011 there was no employee-related expense associated with our 401(k) contribution match program. Effective January 1, 2012, we reinstated the 401(k) matching plan program, at the rate of 50 percent of the first 4%. During fiscal 2014 and 2013, employee-related expense associated with the 401(k) matching plan program was $0.1 million and $0.1 million, respectively.

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

As of June 30, 2014 we had the following commitments:

	Operating Leases
		Co-location
		Hosting		Total	Capital
	Facilities	Facilities	Other	Operating	Leases	Total
			(In thousands)
Fiscal Year 2015	$1,156	$185	$182	$1,523	$484	$2,007
Fiscal Year 2016	808	-	17	825	137	962
Fiscal Year 2017	216	-		216	33	249
Total	$2,180	$185	$199	$2,564	654	$3,218
Less: amounts representing interest					(32)
Present value of capital lease obligations					622
Less: short-term portion					(459)
Long-term portion					$163

We occupy the majority of our facilities under non-cancellable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases totaled $1.5 million and $1.3 million during fiscal 2014 and 2013, respectively.

Legal Proceedings

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our former Chief Executive Officer, one other employee, several current or former directors, and certain of our stockholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs alleged various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs sought unspecified damages, punitive damages, costs, and injunctive relief. The lawsuit was dismissed in April, 2013; however, the plaintiffs filed an amended complaint in May, 2013. As of June 30, 2014, we are awaiting a ruling from the court.

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

There were no significant related party transactions in fiscal 2014. During fiscal 2013, we entered into the following related party transactions:

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

Upon receiving a written redemption request, any time after the third anniversary of the Issuance Date, from the holders of at least a majority of the then outstanding shares of redeemable convertible Series A Preferred Stock, we shall redeem all of the then outstanding shares of redeemable convertible Series A Preferred Stock (“Redemption Right”). This Redemption Right shall not apply if Liquidation has occurred or if there was a sale by our shareholders representing at least a majority, by voting power, of our securities to one or more acquirers. The redemption price per share shall be $2.50 plus all declared but unpaid dividends thereon.

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

17.	Subsequent Events

SiteWit investment

Lyris entered into an agreement with SiteWit agreeing to repurchase Lyris’ shares in SiteWit, for the sum of $300,000. The closing date was July 30, 2014. SiteWit breached that agreement and Lyris and SiteWit entered into an amended agreement dated August 7, 2014, whereby SiteWit would make three separate installment payments of $100,000, for a total of $300,000, plus simple interest. The installment dates were August 15, September 15, and October 15, 2014, with the final installment date becoming the new closing date of the repurchase of shares.

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

As of June 30, 2014, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of June 30, 2014, the end of our fiscal year. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment of our internal control over financial reporting as of June 30, 2014, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MANAGEMENT

Executive Officers and Directors

The following table provides information regarding our current executive officers and directors

Name	Age	Position(s)
John Philpin	55	Chief Executive Officer
Deborah Eudaley	56	Chief Operating Officer and Chief Financial Officer
Alex Lustberg	44	Chief Marketing Officer
Andrew Richard Blair (1)	81	Director
William T. Comfort, III (2)	48	Director
Nicolas De Santis Cuadra	48	Director
Paul Hoffman (1)	64	Director
David Wang (1)(2)	38	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

John Philpin was appointed our SVP Engineering in July, 2013 and our Chief Executive Officer on October 7, 2013. He also serves on our Board of Directors. Prior to joining us, Mr. Philpin was the principal of Beyond Bridges from 2005 to 2013, an organization he founded that sold services including business development, planning and strategy, change management, sales and marketing, social sales/enterprise methods and technology transformation to organizations in both the USA and Europe. From 2005 to 2007, Mr. Philpin was CEO of Group Partners, a London based strategic consulting organization. From 2004 to 2005 he was Chief Marketing Officer of Cramer, a leading provider operations support systems, that was acquired by Amdocs. From 2001 to 2003 Mr. Philpin was Chief Marketing Officer at Vitria, a provider of operational intelligence software. From 1997 to 2001, Mr. Philpin held various positions relating to marketing, sales, business development, customer support and customer experience with Flypaper, a startup that he co-founded and that developed a Flash content creation and management platform. Mr. Philpin was a Senior Vice President of Citigroup from 1994 to 1996 and held a variety of positions at Oracle from 1985 to 1994. Mr. Philpin holds a BSc in Mathematics from the University of East Anglia. We believe that Mr. Philpin should serve as a member of our Board because of his broad management experience and experience in marketing.

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

William T. Comfort, III has served as a member of our Board since 2002 and as Chairman of the Board from November 2002 until November 1, 2012 and since October 7, 2013. He was a private equity investment professional with CVC Capital Partners, a leading private equity firm based in London, U.K., from 1995 until 2000. From 2001 to 2003 he served as a consultant to Citicorp Venture Capital (‘‘CVC’’). He is now principal of Conversion Capital Partners Limited, an investment fund headquartered in London. Mr. Comfort also has served as a director of numerous public and private companies as a representative of CVC Capital Partners and CVC, from all of which he has resigned. Mr. Comfort is currently a director of Kofax, Inc. Mr. Comfort received his J.D. and L.L.M. in tax law from New York University School of Law. We believe Mr. Comfort should serve as a member of our Board based on the important perspective he brings to our Board and management team from his extensive experience as an investor in numerous businesses, both public and privately held, providing guidance and counsel to a wide variety of companies, and service on the boards of directors of numerous private and publicly-held companies.

Nicolas De Santis Cuadra has been a member of our Board since 2003. Mr. De Santis Cuadra has served since 2003 as the Chief Executive Officer of London-based Twelve Stars Communications (now called Gold Mercury International), a globalization and strategy think tank and consultancy located in London, U.K., founded in 1961. From 2000 until 2003, Mr. De Santis Cuadra served as the marketing director of OPODO Ltd., the online travel portal owned by British Airways, Lufthansa, Air France and several other European-based airlines. From 1998 until 2000, Mr. De Santis Cuadra served as Chief Marketing Officer of Beenz.com, the internet currency website, sold to Carlson Marketing, the U.S.-based global marketing services company. We believe that Mr. De Santis should serve as a member of our Board because of his substantial strategic planning and marketing experience and his executive experience at several internet- related businesses.

Paul Hoffman became a member of our Board in April 2014. He is the founder and owner of Evergreen Advisory Services, a consulting firm and a director of Actian Corporation, a big data analytics platform company. From January 2005 to October 2013, he was Executive Vice President and President of Worldwide Field Operations at Informatica, a global leader global leader in data integration and data quality enterprise software and cloud (SaaS) services. Prior to Informatica, Hoffman co-founded and served as Executive Vice President of Worldwide Sales at Cassatt Corporation and was President of the Americas at SeeBeyond Technology Corporation. Earlier in his career, he was Vice President of Worldwide Sales at Documentum, and he spent 10 years at Oracle, where he ultimately assumed the role of Vice President of Worldwide Operations. Mr. Hoffman has a B. S. in Finance from Fairfield University. We believe that Mr. Hoffman should serve as a member of our Board because of his background in software sales and his senior sales leadership experience.

David Wang became a member of our Board in June 2013. Since June 2013, Mr. Wang has been Director of Alternative Investments at The TCW Group, an investment management firm. Prior to joining TCW, Mr. Wang served as Director of Houlihan Lokey, an international investment banking firm from February 2010 to May 2013 where he was a senior member of the Capital Markets group. From 2006 through January 2010, Mr. Wang served as Managing Director, Chief Financial Officer and Advisor to Xinhua Finance Limited, a Tokyo Stock Exchange-listed provider of financial indices, ratings, news and corporate communications services. From 2000 to 2006, Mr. Wang served as Vice President with Libra Securities and U.S. Bancorp Libra, affiliated investment banking firms. During his tenure with Libra Securities, Mr. Wang also served as Chief Financial Officer and board member of Kentucky Electric Steel, LLC, from 2003 to 2006, where he was responsible for the financial management of the Company’s highly successful turnaround. Mr. Wang graduated with a B.S. in Economics from the Wharton School of the University of Pennsylvania. We believe that Mr. Wang should serve as a member of our Board because of his expertise in operations and finance, including capital markets transactions and mergers and acquisitions in addition to his board experience at several private companies.

Our executive officers are appointed by, and serve at the discretion of, our Board. There are no familial relationships among our directors and officers.

Board Composition

Our certificate of incorporation provides that the Board shall be divided into three classes, designated Class I, Class II and Class III. Directors serve for staggered terms of three years each. Messrs. Blair and De Santis Cuadra currently serve as Class I directors, whose terms expire at the 2015 Annual Meeting. Messers. Philpin and Hoffman currently serve as Class II directors whose terms expire at the 2016 Annual Meeting. Messrs. Comfort and Wang currently serve as Class III directors whose terms expire at the 2017 Annual Meeting.

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

Audit Committee

Our Audit Committee is comprised of Mr. Blair who is the chair of the Audit Committee, Mr. Hoffman and Mr. Wang. Each member of our Audit Committee is financially literate as required by current NASDAQ Capital Market listing standards. In addition, our Board has determined that Mr. Blair is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act and the Board had determined that Mr. Blair is independent, as independence for audit committee members is defined in the listing standards for NASDAQ Capital Market. Our Audit Committee, among other things:

•	selects a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	helps to ensure the independence and performance of the independent registered public accounting firm;

•	discusses the scope and results of the audit with the independent registered public accounting firm, and reviews, with management and the independent accountants, our interim and year-end operating results;

•	develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviews our policies on risk assessment and risk management;

•	obtains and reviews a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues; and

•	approves (or, as permitted, pre-approves) all audit and all permissible non-audit services, other than de minims non-audit services, to be performed by the independent registered public accounting firm.

Nominating Procedures

We do not currently have a nominating committee of the Board, and all director nominations are considered by the independent directors of the Board in a vote in which only the independent directors participate. Our independent directors will identify, evaluate, and select, or make recommendations to our Board regarding, nominees for election to our board of directors and its committees. The independent directors of the Board will also consider and make recommendations to our Board regarding the composition of our Board and its committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in such ownership. SEC rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, we believe that the applicable Section 16(a) reporting requirements were complied with for all of the transactions which occurred in the fiscal year ended June 30, 2013 with the following exceptions. In July, 2014, a Form 4 for Roy Camblin for an award of options was not filed on a timely basis. In August 2014, a Form 4 for Alex Lustberg for an award of options was not filed on a timely basis. In August, 2014 a Form 4 for Deborah Eudaley was not filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation philosophy and objectives

Our executive compensation programs and policies focus mainly on attracting, retaining and motivating executive leadership personnel necessary to manage and grow our business. To date, we have not undertaken a formal study to determine whether compensation paid to our executives is competitive with that of our competitors. Instead, the Compensation Committee has focused on one-on-one negotiations with each executive at the time of hire for the purpose of recruiting the executive as part of a team that will develop and implement our long-term strategic goals.

Annual bonus plan

Under our annual bonus plan, originally approved by the Compensation Committee in 2008, key employees, including our named executive officers, are eligible for quarterly bonus payments if corporate or individual performance targets are achieved. The objectives of the bonus plan are to align executive compensation incentives with our business goals and to reward high performing executives.

With the annual bonus plan, participants are eligible to receive bonuses based on individual performance and Company performance. The Compensation Committee establishes individual performance objectives for executives, and determines whether such objectives have been achieved. Company performance objectives are stated in terms of net new monthly hosted revenue additions (“net new MRR’’); total revenues; and Adjusted EBITDA or any other performance criteria selected by the Compensation Committee. For each bonus plan year, the Compensation Committee will establish the percentage of the bonus determined by each of the performance criteria. If the Company exceeds performance targets, participants are eligible for additional bonus awards in the discretion of the Compensation Committee.

In fiscal 2014, no performance metrics were set under the annual bonus plan, and only individual performance targets were used for executive bonuses.

Mr. Camblin, who resigned as our Chief Executive Officer on October 7, 2013, received no bonus in fiscal 2014 because he did not achieve his individual performance targets, which were based on the overall company performance.

Mr. Philpin was appointed our Chief Executive Officer on October 7, 2013. Under the terms of his employment agreement, Mr. Philpin’s target bonus is $100,000 per year, pro-rated to $14,688 for first fiscal quarter and $25,000 the three fiscal quarters thereafter. No specific individual performance measures were established for Mr. Philpin, and for the first two quarters of fiscal 2014. Mr. Philpin’s bonuses were awarded at the discretion of the Compensation Committee based on overall company performance against the forecasted plan.

Ms. Eudaley had a target fiscal 2014 bonus amount of $100,000, payable quarterly. She received a bonus of $25,000 for the first quarter of 2014 at the discretion of the Compensation Committee, based upon the overall company performance against the forecasted plan. For the remaining three quarters of fiscal 2014, the Compensation Committee established individual performance measures focused on liquidity management and forecasting, financial planning development of the annual business plan, financial reporting and corporate filings, and operational activities. In the second quarter of fiscal 2014 Ms. Eudaley received a bonus of $24,740 based on achievement of the established metrics. For the third and fourth quarters of fiscal 2014 no bonuses were awarded due to the overall performance of the Company.

Mr. Lustberg had a target fiscal 2014 bonus of $80,000, payable quarterly. No individual performance measures were established for the first quarter of fiscal 2014, but Mr. Lustberg was paid his $20,000 target bonus at the discretion of the Compensation Committee. The Compensation Committee established individual performance measures for the remaining quarters of fiscal 2014 prior to the start of the second quarter. Individual performance measures for Mr. Lustberg were focused on the management of his area of responsibility, developing marketing campaigns to increase demand, building brand awareness and sales support for the LATAM market. In the second quarter of fiscal 2014 Mr. Lustberg received a bonus of $15,603 based on achievement of the established metrics.

After the second quarter of fiscal 2014, the bonus arrangements for all executive officers were canceled by the Compensation Committee due to the poor overall performance of the Company.

Equity compensation

We grant stock options to executives when they are hired or promoted, as a part of their overall compensation package. The number of options and corresponding vesting schedules are based on what our Compensation Committee believes is needed to be competitive in the marketplace. However, we do not conduct any formal peer group benchmarking studies. Additional option awards may be granted based on the recommendation of the chief executive officer and approval by the Compensation Committee.

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

John Philpin We entered into an employment agreement with John Philpin, effective as of July 1, 2013, to serve as our Senior Vice President, Engineering. The agreement was amended as of October 7, 2013 when he was appointed our President and Chief Executive Officer. Pursuant to the amended agreement, Mr. Philpin receives an annual salary of $350,000 and was eligible for a target bonus of $100,000 for fiscal 2014, pro-rated for length of service. We also granted to Mr. Philpin an option to purchase 300,000 shares of our common stock at an exercise price of $1.42 per share. One quarter of the shares underlying the option vest on the first anniversary of his appointment as CEO, with the remainder vesting in equal quarterly installments of 8.3% of the total number of shares subject to the option. Mr. Philpin is eligible to participate in our benefit plans to the extent applicable generally to our other employees. The employment agreement also provides for certain severance payments to Mr. Philpin, which are described below in the section titled “Potential Payments upon Termination or Change of Control.”

Roy Camblin We entered into an employment agreement with Roy Camblin, effective as of March 11, 2013 to serve as our Chief Executive Officer. Pursuant to that agreement, Mr. Camblin received an annual salary of $350,000 and was eligible for a target annual bonus of $100,000 per year, pro-rated for length of service in the first year. We also granted to Mr. Camblin an option to purchase 315,000 shares of our common stock at an exercise price of $2.13 per share. One quarter of the shares underlying the option vested on the first anniversary of his appointment as CEO, with the remainder vesting in equal quarterly installments of 8.3% of the total number of shares subject to the option. Mr. Camblin was eligible to participate in our benefit plans to the extent applicable generally to our other employees. The employment agreement also provides for severance payments to Mr. Camblin,whch are described below in the section titled “Potential Payments upon Termination or Change of Control.” Mr. Camblin ceased to be our Chief Executive Officer in October 2013.

Deborah Eudaley We entered into an employment agreement with Deborah Eudaley, effective as of November 4, 2011, and as amended as of April 19, 2012, to serve as our Chief Financial Officer. Pursuant to that agreement, Ms. Eudaley receives an annual salary of $260,000 and is for a target annual bonus of $100,000. We also granted to Ms. Eudaley an option to purchase 96,666 shares of our common stock at an exercise price of $1.58 per share. One quarter of the shares underlying the option vested on the first anniversary of her joining the Company, with the remainder vesting in equal quarterly installments of 8.3% of the total number of shares subject to the option. Ms. Eudaley is eligible to participate in our benefit plans to the extent applicable generally to our other employees. The employment agreement also provides for severance payments to Ms. Eudaley described below in the section titled “Potential Payments upon Termination or Change of Control.”

Alex Lustberg We entered into an employment agreement with Alex Lustberg, effective as of February 28, 2012, to serve as our Vice President, Marketing and promoted him to Chief Marketing Officer in November 9, 2012. Pursuant to his agreement, Mr. Lustberg receives an annual salary of $250,000 and is eligible for a target annual bonus of $80,000 per year. In fiscal 2013, we granted Mr. Lustberg an option to purchase 30,000 shares of our common stock at an exercise price of $2.10 per share. One quarter of the shares underlying the option vested on February 28, 2012, and the remainder vest in equal quarterly installments of 8.3% of the total number of shares subject to the option. Mr. Lustberg is eligible to participate in our benefit plans to the extent applicable generally to our other employees. The employment agreement also provides for severance payments to Mr. Lustberg, which are described below in the section titled “Potential Payments upon Termination or Change of Control.”

Potential payments upon termination or change in control

John Philpin Pursuant to his employment agreement, as amended, in the event Mr. Philpin’s employment is terminated without Cause, we will pay severance to Mr. Philpin according to the following schedule in months after his promotion date:

o	to 6 months – at will, no termination payment
o	6 to 7 months – 1 month of salary
o	7 to 8 months – 2 months of salary
o	8 to 9 months – 3 months of salary
o	9 to 10 months – 4 months of salary
o	10 to 11 months – 5 months of salary
o	11 to 12 months – 6 months of salary
o	12 to 14 months – 7 months of salary
o	14 to 16 months – 8 months of salary
o	16 to 18 months – 9 months of salary
o	18 to 20 months – 10 months of salary
o	22 months – 11 months of salary
o	22 to 24 months – 12 months of salary
o	After 2 years – 12 months of salary

If we are acquired or undergo a change of control and Mr. Philpin is terminated without Cause within two years following the change of control he will be entitled to severance payments in accordance with the above schedule and any unvested options shall immediately vest.

Roy Camblin Mr. Camblin resigned from the Company on October 7, 2013 and the Company agreed to reimburse Mr. Camblin for his COBRA health insurance premiums for a period of twelve months following his resignation. The amount of Mr. Camblin’s COBRA reimbursement for 12 months is $13,995.

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

“Cause’’ is defined in Mr. Philpin’s, Mr. Camblin’s, Ms. Eudaley’s and Mr. Lustberg’s employment agreements to mean (a) the failure of the employee to perform his obligations and duties to the satisfaction of us, which failure is not remedied within fifteen days after receipt of written notice from us, (b) commission by the employee of an act of fraud upon, or willful misconduct towards, us or any of our affiliates, (c) a material breach by the employee of our which is not remedied within 15 days written notice from us (d) the failure of the employee to carry out, or comply with, in any material respect, any directive of our Board, which in the case of each situation above is not remedied within 15 days after receipt of written notice from us or our Board, or (e) the conviction of the employee of (or a plea of nolo contendere to) any felony or any crime involving moral turpitude.

“Change in Control” is defined in all of our named executive officers’ employment agreements to mean: (i) a sale, conveyance, exchange or transfer in which any non-current stockholder becomes the beneficial owner of more than fifty (50%) percent of the total voting power of all the then outstanding voting securities; a merger, consolidation or reorganization in which our voting securities immediately prior to such transaction do not represent or are not converted into a majority of the voting power of the surviving entity; (iii) a sale of substantially all of our assets or our liquidation or dissolution; (iv) a change in the composition of the Board occurring within a one-year period, as a result of which fewer than a majority of the directors are incumbent directors (as defined in the agreement); or (v) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

SUMMARY COMPENSATION TABLE

The following table summarizes information relating to the compensation earned for services rendered in all capacities during fiscal 2013 and fiscal 2014, for each person who served as our principal executive officer or principal financial officer in fiscal 2014, plus certain executive officers (collectively our ‘‘named executive officers’’).

Name	Year	Salary	Bonus	Option Grants (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation	Total

John Philpin (3)	2014	$319,507		$675,400	$39,688	$10,000	$1,044,595
Chief Executive Officer	2013		-	-	-	-	-

Roy Camblin (4)	2014	102,083				15,878	117,961
Former Chairman and Chief Executive Officer	2013	123,397	-	690,087	33,333	23,794	870,611

Deborah Eudaley (5)	2014	260,000		67,200	$49,740	5,111	$382,051
Chief Operating Officer and Chief Financial Officer	2013	260,000	-	138,047	102,500	5,217	505,764

Alex Lustberg (6)	2014	246,943		42,000	$35,603	4,957	$329,503
Chief Marketing Officer	2013	219,167		107,049	56,375	5,825	388,416

(1)	Reflects the grant date fair value of the awards made in fiscal 2014 in accordance with the ASC 718. The assumptions used in the valuation of these awards are set forth in Note 13 ‘‘Stockholders’ Equity’’ of the Notes to the Consolidated Financial Statements and do not purport to reflect the value that will be recognized by the named executive officers upon the sale of the underlying securities. The vesting provisions of these options are also described in the footnotes to the 2013 Outstanding Equity Awards at Fiscal Year-End table below.

(2)	Payments based on individual performance metrics determined by the Compensation Committee under our annual bonus plan.

(3)	Mr. Philpin joined the Company in July, 2013 and was not an employee in fiscal 2013. All other compensation consists of a one- time relocation allowance.

(4)	Mr. Camblin resigned from the Company on October 7, 2013. All other compensation consists of the company’s reimbursement of his COBRA payments and the Company’s match of his 401 (k) reimbursement.

(5) All other compensation consists of the Company’s match to Ms. Eudaley’s 401(k) contributions.

(6)	All other compensation consists of the Company’s match to Mr. Lustberg’s 401(k) contributions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects outstanding equity awards held by our named executive officers as of June 30, 2014.

Name	Number of Securities Underlying Unexercised Options Unexercisable		Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
John Philpin	80,000	(1)		$2.00	7/1/2023
Chief Executive Officer	53,000	(2)		1.68	7/24/2023
	300,000	(3)		1.42	10/7/2023

Roy Camblin (4)
Former Chief Executive Officer

Deborah Eudaley	36,250	(5)	60,416	1.58	11/4/2021
Chief Operating Officer and Chief	16,265	(6)	27,108	1.58	11/23/2021
Financial Officer	19,694	(7)	15,316	2.56	8/1/2022
	34,375	(8)	15,625	2.17	1/1/2023
	40,000	(9)		1.68	8/8/2023

Alex Lustberg	13,125	(10)	16,875	2.10	2/28/2022
Chief Marketing Officer	5,000	(11)	5,000	2.08	4/1/2022
	16,546	(12)	12,869	2.56	8/1/2022
	8,791	(13)	5,274	2.17	11/1/2012
	18,750	(14)	6,250	1.99	5/31/2023
	25,000	(15)		1.68	8/8/2023

(1)	The Compensation Committee granted 80,000 options to Mr. Philpin on July 1, 2013 at an exercise price of $2.00 per share. The awards will vest over four years, with 25% of the total number of shares vesting on July 1, 2014 and the remainder vesting in equal quarterly installments thereafter.

(2)	The Compensation Committee granted 53,000 options to Mr. Philpin on August 8, 2013 at an exercise price of $1.68 per share. The awards will vest over four years, with 25% of the total number of shares vesting on August 8, 2014 and the remainder vesting in equal quarterly installments thereafter.

(3)	The Compensation Committee granted 300,000 options to Mr. Philpin on October 7, 2013 at an exercise price of $1.42 per share. The awards will vest over four years, with 25% of the total number of shares vesting on October 7, 2014 and the remainder vesting in equal quarterly installments thereafter.

(4)	Mr. Camblin resigned from the company and from our board effective October 7, 2013. His options expired unexercised.

(5)	The Compensation Committee granted 96,666 shares to Ms. Eudaley on November 4, 2011 at an exercise price of $1.58 per share. The awards will vest over four years, with 25% of the total number of shares vesting on November 4, 2012 and the remainder vesting in equal quarterly installments thereafter.

(6)	The Compensation Committee granted 43,373 shares to Ms. Eudaley on November 23, 2011 at an exercise price of $1.58 per share. The awards will vest over four years, with 25% of the total number of shares vesting on November 23, 2012 and the remainder vesting in equal quarterly installments thereafter.

(7)	The Compensation Committee granted 35,010 shares to Ms. Eudaley on August 1, 2012 at an exercise price of $2.56 per share. The awards will vest over four years, with 25% of the total number of shares vesting on August 1, 2013 and the remainder vesting in equal quarterly installments thereafter.

(8)	The Compensation Committee granted 50,000 shares to Ms. Eudaley on January 1, 2013 at an exercise price of $2.17 per share. The awards will vest over four years, with 25% of the total number of shares vesting on January 1, 2014 and the remainder vesting in equal quarterly installments thereafter.

(9)	The Compensation Committee granted 40,000 shares to Ms. Eudaley on August 8, 2013 at an exercise price of $1.68 per share. The awards will vest over four years, with 25% of the total number of shares vesting on August 8, 2014 and the remainder vesting in equal quarterly installments thereafter.

(10)	The Compensation Committee granted 30,000 shares to Mr. Lustberg on February 28, 2012 at an exercise price of $2.10 per share. The awards will vest over four years, with 25% of the total number of shares vesting on February 28, 2013 and the remainder vesting in equal quarterly installments thereafter.

(11)	The Compensation Committee granted 10,000 shares to Mr. Lustberg on April 1, 2012 at an exercise price of $2.08 per share. The awards will vest over four years, with 25% of the total number of shares vesting on April 1, 2013 and the remainder vesting in equal quarterly installments thereafter.

(12)	The Compensation Committee granted 29,415 shares to Mr. Lustberg on August 1, 2012 at an exercise price of $2.56 per share. The awards will vest over four years, with 25% of the total number of shares vesting on August 1, 2013 and the remainder vesting in equal quarterly installments thereafter.

(13)	The Compensation Committee granted 14,065 shares to Mr. Lustberg on November 1, 2012 at an exercise price of $2.17 per share. The awards will vest over four years, with 25% of the total number of shares vesting on November 1, 2013 and the remainder vesting in equal quarterly installments thereafter.

(14)	The Compensation Committee granted 25,000 shares to Mr. Lustberg on May 31, 2013 at an exercise price of $1.99 per share. The awards will vest over four years, with 25% of the total number of shares vesting on May 31, 2014 and the remainder vesting in equal quarterly installments thereafter.

(15)	The Compensation Committee granted 25,000 shares to Mr. Lustberg on August 8, 2013 at an exercise price of $1.68 per share. The awards will vest over four years, with 25% of the total number of shares vesting on August 8, 2014 and the remainder vesting in equal quarterly installments thereafter.

Director compensation

Each non-employee member of the Board is entitled to an annual cash retainer of $25,000 and meeting fees of $1,000 per in-person Board meeting attended, $1,000 for each in-person committee meeting attended that is not scheduled in conjunction with a Board meeting, and $500 for each other committee meeting attended. Directors are also reimbursed for their out-of pocket expenses associated with the Board and committee meetings. Our executive officers do not receive additional compensation for serving on the Board. Mr. Comfort, our Chairman of the Board, has waived all retainers and fees for his services.

In February 2012, Roy Camblin was appointed a member of the Board to fill a vacancy. In lieu of an annual cash retainer, Mr. Camblin received an option to purchase 9,333 shares of our common stock at an exercise price of $1.95 per share, which the Board determined to be equal to the fair market value of our common stock on his appointment date. Each option vests over four years, with 25% of the total number of shares subject to each option vesting on the first anniversary of the appointment date and the remainder vesting in equal installments quarterly thereafter. Additionally, Mr. Camblin received an option to purchase 1,000 shares of our common stock at an exercise price of $1.95 per share, which option was fully vested on the appointment date and exercisable immediately.

Mr. Camblin was appointed our non-executive Chairman in October, 2012 and was awarded a ten year option to purchase 125,000 shares of our common stock at an exercise price of $2.17 per share. This option vests over four years, with 25% of the total number of shares subject to the option vesting on the first anniversary of his appointment date as Chairman and the remainder vesting in equal installments quarterly thereafter. Mr. Camblin was appointed our CEO on March 12, 2013 and the options that he received previously for his time of service as a non-employee board member continued to vest. All such options were granted under our 2005 Equity-Based Compensation Plan, for a term of ten years, with vesting contingent upon continued service and exercisability expiring 90 days after termination of service. Mr. Camblin resigned from the Company and from our board on October 7, 2013 and his options were terminated thereafter unexercised.

In April 2014, Paul Hoffman was appointed as a member of the Board to fill a vacancy. In lieu of an annual cash retainer, he received a stock option to purchase 75,000 shares of our common stock at an exercise price of $1.57 per share, which the Board determined to be equal to the fair market value of our common stock on his appointment date. The option will vest over four years in equal quarterly installments. All such options were granted under our 2005 Equity-Based Compensation Plan, for a term of ten years, with vesting contingent upon continued service and exercisability expiring 90 days after termination of service. Mr. Hoffman is also entitled to meeting fees of $1,000 per in-person meeting attended, $1,000 for each in-person committee meeting attended that is not scheduled in conjunction with a Board meeting, and a fee of $500 for all other committee meetings attended.

Director compensation table

The table below summarizes the compensation paid to non-employee members of the Board for fiscal 2014.

Name	Fees Earned or Paid in Cash		Stock Compensation	Total
Andrew Richard Blair	$27,000	(1)	$—	$27,000
Roy Camblin (1)	—		—	—
William T. Comfort III (2)	—		—	—
Nicolas De Santis Cuadra	25,000	(1)	—	25,000
Paul Hoffman(3)	—		$2,638
David Wang	29,500	(1)	—	29,500

(1)	Mr. Camblin resigned from the Company and from our board on October 17, 2013.
(2)	Mr. Comfort waived all retainers and fees in fiscal 2014.
(3)	Mr. Hoffman was appointed to our Board effective April 7, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of August 31, 2014 by:

each stockholder known by us to beneficially own more than five percent of the Common Stock;

each of our directors;

each of our named executive officers; and

all directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of August 31, 2014 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

August 31, 2014, there were 9,568,613 shares of our common stock outstanding, not including 2,000,000 shares issuable upon conversion of Series A Preferred shares into shares of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons included in this table have sole voting and investment power with respect to all the shares of Common Stock beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares

William T. Comfort, III (b)	7,498,849	64.8%
LDN Stuyvie Partnership (c)	2,830,208	24.5%
Lyr, Ltd. (d)	2,000,000	17.3%
65 BR Trust (e)	1,497,436	12.9%
James A. Urry (f)	670,707	5.8%
Deborah Eudaley (g)	213,560	1.8%
John Philpin (h)	116,562	1.0%
Andrew Richard Blair (i)	66,817	*
Alex Lustberg (j)	61,484	*
Paul Hoffman (k)	9,375	*
Nicolas De Santis Cuadra	8,064	*
Roy Camblin
David Wang	-
All current directors and executive officers as a group (8 persons)(l)	7,974,711	67.0%

*	Represents beneficial ownership of less than 1%.
(a)	Inclusion of information concerning shares held by or for their spouses or children or by entities in which a person has an interest does not constitute an admission of beneficial ownership by such person. Unless otherwise indicated, the address of each director and officer is 6401 Hollis St., Suite 125, Emeryville, CA 94608.
(b)	Includes shares held by LDN Stuyvie Partnership, of which Mr. Comfort is sole general partner, shares held by 65 BR Trust of which Mr. Comfort is the investment advisor and shares held by Lyr, Ltd. of which Mr. Comfort is Chairman. Mr. Comfort disclaims beneficial ownership of all shares held by 65 BR Trust and Lyr, Ltd.
(c)	LDN Stuyvie Partnership is a limited partnership, the sole general partner of which is William T. Comfort III, our Chairman of the Board. The address of LDN Stuyvie Partnership is 127-131 Sloane St., 4th Floor, Liscartan House, SWIX 9AS, London, UK.
(d)	Represents shares issuable upon conversion of Series A preferred shares held by Lyr, Ltd. a Bermuda corporation of which Mr. Comfort is Chairman with voting and dispositive power over the shares held by Lyr, Ltd. Mr. Comfort disclaims beneficial ownership of all shares held by Lyr, Ltd.
(e)	65 BR Trust is a US trust of which Mr. Comfort is an investment advisor with voting and dispositive power over the shares held by the trust. The address of 65 BR Trust is PO Box 503, 115 S. Beach Road, Hobe Sound, Florida 33475. Mr. Comfort disclaims beneficial ownership of all 1,497,436 shares held by the trust.
(f)	The shares reported do not include the 2,830,208 shares beneficially owned by LDN Stuyvie Partnership, of which Mr. Urry’s spouse is a partner. Mr. Urry’s spouse has no dispositive or voting authority with respect to the shares beneficially owned by LDN Stuyvie Partnership, and Mr. Urry disclaims beneficial ownership of such shares.
(g)	Includes 148,156 shares issuable upon exercise of stock options. Also includes 43,467 shares held by Ms. Eudaley’s spouse. Ms. Eudaley disclaims beneficial ownership of all shares held by her spouse.
(h)	Consists of 116,562 shares issuable upon exercise of stock options.
(i)	Includes 55,000 shares owned by Mr. Blair and his wife, 4,000 owned by the Freimark, Blair & Co. pension fund and 7,813 owned by the Blair Family Trust. Mr. Blair disclaims beneficial ownership of 1,840 of the shares owned by the Freimark, Blair & Co. pension fund and the entire 7,813 shares are owned by the Blair Family Trust.
(j)	Consists of 61,484 shares issuable upon exercise of stock options.
(k)	Consists of 9,375 shares issuable upon exercise of stock options.
(l)	Includes 335,577 shares issuable upon exercise of stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities related in (a)) (c)
Equity compensation plans approved by security holders.	1,945,805	$2.03	390,785
Equity compensation plans not approved by security holders.
Total	1,945,805	$2.03	390,785

We established the 2005 Equity-Based Compensation Plan (“2005 Plan”) on May 6, 2005. The 2005 Plan provides for grants of stock options and stock-based to our employees, directors and consultants. Stock options issued in connection with the 2005 Plan are granted with an exercise price per share equal to the fair market value of a share of our Common Stock at the date of grant. All stock options have ten-year maximum terms and vest, either quarterly or annually and all within four years of grant date. RSUs issued in connection with the Equity-Based Compensation Plan are granted with a fair value based on the intrinsic value of the RSUs as of the date of grant RSUs vest over four years, with 25% of the total number of shares subject to the RSU vesting on the one-year anniversary of the start of employment and, the remainder vesting every three months thereafter in equal installments of 1/12th of the total number of shares subject to the RSU. The total number of shares of common stock issuable under the Equity Based Compensation Plan is 2,575,000. At June 30, 2014, there were 390,785 shares available for grant under the 2005 Plan.

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

whether the terms of such transaction are fair to us; and

whether the transaction is consistent with, and contributes to, our growth strategy.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed for professional audit services rendered to us by an independent accountant, Burr Pilger Mayer, Inc., during fiscal 2014 and 2013:

	Fiscal Year
	Ended June
	30,
	2014	2013
	(In thousands)
Audit fees (1)	$271	$168
Audit-related fees (2)	16	18
Total	$287	$186

(1)	Represents fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.
(2)	Represents fees for professional services rendered in connection with the audit of our 401(k) benefit plan.

The Audit Committee of the Board of Directors has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose. Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings. In situations where it is impractical to wait until the regularly scheduled quarterly meeting, the Audit Committee may delegate authority to approve the audit, audit-related, tax and other services to a member of the committee up to a certain pre-determined level as approved by the Audit Committee. During fiscal 2014 and 2013 all of our audit-related fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The financial statements filed as part of this Annual Report at Item 8 are listed in the Financial Statements and Supplementary Data on page 50 of this Annual Report. All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

b)	The following documents are filed or incorporated by reference as exhibits to this Report:

Incorporated by Reference

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Certificate of Incorporation of the Registrant.	10-K	9/26/07	3(a)(i)
3.02	Certificate of Amendment to Certificate of Incorporation of the Registrant.	10-K	9/26/07	3(a)(ii)
3.03	Certificate of Amendment to Certificate of Incorporation of the Registrant.	8-K	3/5/12	3.1
3.04	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J. L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)
3.07	First Amended and Restated Bylaws of the Registrant, as amended as of February 14, 2007.	8-K	2/21/07	3.2
4.1	Certificate of Designation of the Series A Preferred Stock	8-K	10/18/12	4.1
10.01†	Form of Indemnification Agreement.	8-K	3/30/09	10.1
10.02†	2005 Equity-Based Compensation Plan, as amended, including forms of equity award agreements.	S-1	5/24/12	10.01
10.03†	Offer Letter between the Registrant and Roy Camblin, dated March 8, 2013	8-K	3/12/13	99.2	X
10.04†	Executive Employment Agreement effective February 15, 2012 between the Registrant and Alex Lustberg.
10.05†	Executive Employment Agreement effective August 18, 2010, between the Registrant and Wolfgang Maasberg, as amended.	S-1	5/24/12	10.11
10.06†	Executive Employment Agreement effective November 4, 2011, between the Registrant and Deborah Eudaley, as amended.	S-1	5/24/12	10.12
10.07†	Executive Transition and Separation Agreement dated March 8, 2013, between the Registrant and Wolfgang Maasberg	8-K	3/12/13	99.3
10.08	Offer Letter, June 24, 2013, between the Registrant and John Philpin	8-K	10/20/13	99.1
10.09	Promotion Letter, dated October 7, 2013	8-K	10/20/13	99.2
10.10	Subscription Agreement effective April 12, 2010 by and between the Registrant and Meudon Investments.	8-K	4/13/10	10.1

Incorporated by Reference

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.11	Subscription Agreement effective April 12, 2010 by and between the Registrant and William Ty Comfort, III.	8-K	4/13/10	10.2
10.12	Loan and Security Agreement effective May 6, 2013 by and among Silicon Valley Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	5/8/13	99.1
10.13	First Amendment to the Loan and Security Agreement effective December 9, 2013 by and among Silicon Valley Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	12/9/13	99.1
10.14	Amended and Restated Loan and Security Agreement effective as of March 6, 2008, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	3/11/08	10.1
10.15	First Amendment to Amended and Restated Loan and Security Agreement effective as of July 30, 2008, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	8/4/08	10.1
10.16	Second Amendment to Amended and Restated Loan and Security Agreement effective as of December 31, 2008, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	1/6/09	10.1
10.17	Third Amendment to Amended and Restated Loan and Security Agreement effective as of June 19, 2009, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	6/22/09	10.1
10.18	Fourth Amendment to Amended and Restated Loan and Security Agreement effective as of October 23, 2009, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	10/27/09	10.1
10.19	Fifth Amendment to Amended and Restated Loan and Security Agreement effective as of May 6, 2010, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	5/7/10	10.1
10.20	Sixth Amendment to Amended and Restated Loan and Security Agreement effective as of September 15, 2010, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/16/10	10.1

Incorporated by Reference

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.21	Seventh Amendment to Amended and Restated Loan and Security Agreement effective as of August 31, 2011, by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.1
10.22	Eighth Amendment to Amended and Restated Loan and Security Agreement dated as of November 28, 2011, by and among Comerica Bank, the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	12/1/11	10.1
10.23	Ninth Amendment to Amended and Restated Loan and Security Agreement by and among Comerica Bank, the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc., dated as of April 18, 2012.	8-K	4/4/12	99.1
10.24	Limited Guaranty by William T. Comfort, III, dated as of August 31, 2011.	8-K	9/6/11	99.2
10.25	Amendment to and Affirmation of Secured Guaranty Documents by and between Comerica Bank and William T. Comfort, III, dated as of April 18, 2012.	8-K	4/24/12	99.2
10.26	Pledge and Security Agreement entered into as of August 31, 2011 by and among Comerica Bank and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.3
10.27	Subordination Agreement entered into as of August 31, 2011, by and among William T. Comfort III and Comerica Bank.	8-K	9/6/11	99.5
10.28	Affirmation of Subordination Agreement by William T. Comfort, III and Comerica Bank.	8-K	4/24/12	99.2
10.29	Reimbursement and Security Agreement entered into as of August 31, 2011, by and among William T. Comfort III and the Registrant, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc.	8-K	9/6/11	99.4
21.01	Subsidiaries of the Company.				X

Incorporated by Reference

Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
23.01	Consent of Burr Pilger Mayer, Inc., Independent				X
Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant				X
to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to				X
Rule 13a-14(a)/15d-14(a)

32.01	Section 1350 Certification				X

101*	The following financial statements of Lyris, Inc.				X
formatted in XBRL (eXtensible Business

Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and 2013,

(ii) Consolidated Statements of Operations for the years ended June 20, 2014 and 2013,

(iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss at June 30, 2012, June 30 2013 and at June 30, 2014,

(iv) Consolidated Statements of Cash Flows for the years ended June 20, 2013 and 2014, (v) and the Notes to the Consolidated Financial Statements.

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

Dated: September 18, 2014	LYRIS, INC.

	By:	/s/ JOHN PHILPIN
John Philpin
Chief Executive Officer, President
and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN PHILPIN	Chief Executive Officer, President,	September 18, 2014
(JOHN PHILPIN)	Chairman of the Board and Director(Principal Executive Officer)

/s/ DEBORAH EUDALEY	Chief Financial Officer (Principal	September 18, 2014
(DEBORAH EUDALEY)	Financial and Accounting Officer)

/s/ ANDREW RICHARD BLAIR	Director	September 18, 2014
(ANDREW RICHARD BLAIR)

/s/ WILLIAM T. COMFORT, III	Director	September 18, 2014
(WILLIAM T. COMFORT, III)

/s/ PAUL HOFFMAN	Director	September 18, 2014
(PAUL HOFFMAN)

/s/ NICOLAS DE SANTIS CUADRA	Director	September 18, 2014
(NICOLAS DE SANTIS CUADRA)

/s/ DAVID WANG	Director	September 18, 2014
(DAVID WANG)

