Form 10-Q
period 2014-09-30
LYRIS, INC.
filed 2014-11-06
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

9,568,613 shares of $0.01 Par Value Common Stock as of October 31, 2014

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	June 30,
	2014	2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,589	$1,884
Accounts receivable, less allowances of $403 and $396, respectively	3,280	3,456
Prepaid expenses and other current assets	893	674
Deferred income taxes	871	1,152
Total current assets	6,633	7,166
Property and equipment, net	5,473	5,160
Intangible assets, net	4,400	4,404
Goodwill	9,791	9,791
Other long-term assets	305	615
TOTAL ASSETS	$26,602	$27,136

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,350	$2,350
Accounts payable and accrued expenses	2,775	3,103
Capital lease obligations - short-term	302	459
Income taxes payable	149	136
Deferred revenue	3,411	3,165
Total current liabilities	8,987	9,213
Other long-term liabilities	433	163
Capital lease obligations - long-term	116	450
TOTAL LIABILITIES	9,536	9,826
Commitments and contingencies (Note 10)
Redeemable convertible Series A preferred stock: $0.01 par value, 2,000 shares authorized, issued and outstanding, liquidation preference $5,000	5,000	5,000

Lyris Stockholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 9,568 shares issued and outstanding	1,415	1,415
Additional paid-in capital	268,731	268,592
Accumulated deficit	(257,938)	(257,603)
Treasury stock, at cost; 11 shares held	(56)	(56)
Accumulated other comprehensive loss	(86)	(38)
Total stockholders' equity	12,066	12,310
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$26,602	$27,136

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2014	2013

Revenue:
Subscription	$5,447	$6,343
Support and maintenance	915	997
Professional services	526	594
Software	184	297
Total revenue	7,072	8,231
Cost of revenue:
Subscription, support and maintenance, professional services, and software	2,478	2,637
Amortization of developed technology	76	439
Total cost of revenue	2,554	3,076
Gross profit	4,518	5,155
Operating expenses:
Sales and marketing	2,302	2,832
General and administrative	1,436	1,673
Research and development	784	1,038
Amortization of customer relationships and trade names	4	50
Total operating expenses	4,526	5,593
Loss from operations	(8)	(438)
Interest expense	(30)	(38)
Interest income	3	-
Other income (expense), net	30	(7)
Loss from operations before income tax provision	(5)	(483)
Income tax provision	330	10
Net loss	$(335)	$(493)

Net loss per share
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

Weighted average shares outstanding
Basic	9,568	9,568
Diluted	9,568	9,568

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited; in thousands)

	Three Months Ended September 30,
	2014	2013
Net loss	$(335)	$(493)
Other comprehensive loss net of tax:
Foreign currency translation (loss) gain	(48)	49
Comprehensive loss	$(383)	$(444)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(335)	$(493)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	139	115
Depreciation	328	369
Amortization of intangible assets	12	50
Amortization of capitalized software costs	76	439
Provision for bad debts	75	1
Deferred income taxes	281	(12)
Changes in assets and liabilities:
Accounts receivable	201	255
Prepaid expenses and other current assets	(209)	(71)
Accounts payable and accrued expenses	(361)	(106)
Deferred revenue	246	47
Income taxes payable	29	-
Net cash provided by operating activities	482	594
Cash Flows from Investing Activities:
Purchases of property and equipment	(59)	(68)
Proceeds from redemption of long-term investments	200	-
Capitalized software expenditures	(643)	(790)
Net cash used in investing activities	(502)	(858)
Cash Flows from Financing Activities:
Proceeds from short-term credit arrangements, net	-	5
Payments under capital lease obligations	(204)	(213)
Net cash used in financing activities	(204)	(208)
Net effect of exchange rate changes on cash and cash equivalents	(71)	52
Net decrease in cash and cash equivalents	(295)	(420)
Cash and cash equivalents, beginning of period	1,884	2,318
Cash and cash equivalents, end of period	$1,589	$1,898

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Note 1 – Nature of Business and Basis of Presentation

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

Fiscal Year

Our fiscal year ends on June 30th. References to fiscal year 2015, for example, refer to the fiscal year ending June 30, 2015.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, or fiscal year 2014, filed with the SEC on September 18, 2014. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. Interim results of operations for the three months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending June 30, 2015, or fiscal year 2015, or for any future period.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of September 30, 2014, we used Level 1 assumptions for our cash equivalents which were $0 at September 30, 2014 and $0.3 million at June 30, 2014. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2014 we do not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2014, we did not have any significant Level 3 financial assets or liabilities.

Revenue Recognition

We recognize revenue from hosting, professional services, and licensing our software products to our customers.

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

We perform a quarterly analysis of the actual sales for standalone maintenance to establish VSOE. We consider VSOE established if prices charged per invoice of least 75% of all standalone deals for maintenance fall within +/-20% of the prices charged per price list. If the condition is satisfied, the price list is considered to represent VSOE as prices charged per majority of the invoices agree to the established price list. Software is then recognized based on a residual method unless the price for maintenance exceeds the price for price list (which rarely happens), in which case portion of maintenance fee would be allocated to SW.

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

Note 3 – Other Long-term Assets

Since the first quarter of fiscal year 2012, we have used the cost method to account for our equity interest in SiteWit Periodically, we assess whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the other-than-temporary impairment is included in earnings.

During the third quarter of fiscal year 2013, we performed an impairment analysis for our SiteWit investment. First, we compared our carrying value to the estimated fair value of SiteWit. Since our carrying value exceeds the estimated fair value it was an indicator of impairment. Second, we deemed the impairment to be other-than-temporary from the series of net loss in our investment and the substantial decrease in our carrying value. Based on our results, we impaired and wrote down $0.3 million from our investment, SiteWit, during the third quarter of fiscal year 2013.

During the fourth quarter of fiscal year 2014, Lyris and SiteWit entered into a contract for a repurchase of SiteWit shares held by Lyris, effective in fiscal year 2015. In August 2014, Lyris and SiteWit amended that agreement, and the sale was completed with the final installment payment on October 15, 2014.

In June 30, 2012, we had $0.1 million in irrevocable letter of credit issued by Comerica Bank, in favor of the Hartford Insurance Company (“Hartford”) for workers’ compensation insurance obligations. The Hartford letter of credit is held by Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. During the fourth quarter of fiscal year 2013, we fully repaid the outstanding line of credit with Comerica Bank and entered into a Loan and Security agreement with Silicon Valley Bank. As such, we cancelled the line of credit with Comerica Bank and issued $0.1 million to Hartford as the Hartford letter of credit (“Hartford LOC”) and is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify the Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the LOC account will be expensed during that fiscal year. To date, no amounts have been drawn.

Other long-term assets at September 30, 2014 included $0.2 million related to security deposits for leases entered in by us and $0.1 million in restricted cash. Other long-term assets at June 30, 2014 included $0.3 million related to the SiteWit investment, $0.2 million related to security deposits for leases entered in by us, and $0.1 million related restricted cash.

Note 4 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

There was no change in goodwill activity during the three months ended September 30, 2014. The following table outlines our goodwill, by acquisition:

	As of September 30, 2014	As of June 30, 2014

Lyris Technologies	$9,707	$9,707
Cogent	84	84
Total	$9,791	$9,791

We considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted, we concluded that there was no impairment of goodwill as of September 30, 2014.

Note 5 – Credit Facility

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

As of September 30, 2014, we are in compliance with all of the covenants of the SVB Agreement for all months in the first quarter of fiscal year 2015. Our outstanding borrowings totaled $2.3 million with $1.2 million in available credit remaining as of September 30, 2014.

Note 6 – Income Taxes

The following table provides a reconciliation of the income tax expense at the statutory U.S. federal rate to our actual income tax provisions for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	%	2013	%

Income tax (provision) benefit at the statutory rate	$(2)	35.0%	$169	35.0%
State income taxes, net of federal benefit	1	n.m.	(3)	(0.6%)
Amortization of intangible assets	1	(28.7%)	(18)	(3.6%)
Impact of Foreign Operations	56	n.m.	(5)	(1.1%)
Difference between AMT and statutory federal income tax rates	50	n.m.	(53)	(11.0%)
Change in valuation provision allowance	170	n.m.	(30)	(6.2%)
Permanent difference	2	n.m.	(2)	(0.3%)
Other, net	52	n.m.	(68)	(14.2%)
Income tax provision	$330	n.m. (A)	$(10)	(2.0%)

(A) n.m. - not meaningful for analysis

The large increase in our tax rate for this quarter is attributable to stock-based compensation true-ups for prior periods.

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

Note 7 – Loss Per Share

Accounting standards established by the FASB require the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities. Dilutive net income (loss) per common share is the same as basic net income (loss) per common share for all periods.

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Three Months Ended September 30,
	2014	2013

Net (loss)	$(335)	$(493)

Weighted average shares outstanding:
Basic	9,568	9,568
Diluted	9,568	9,568
Net loss per share
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

No shares were excluded in the dilutive income per common share calculation for the three months ended September 30, 2014. Potentially anti-dilutive stock options to purchase 24,118 shares of common stock were excluded in the dilutive loss per common share for the three months ended September 30, 2013.

Note 8 – Stock-Based Compensation

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

The following table summarizes the allocation of stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013

Cost of revenue	$10	$5
General and administrative	82	61
Research and development	13	13
Sales and marketing	34	36
Total	$139	$115

For the three months ended September 30, 2014, total stock-based compensation was $0.1 million. For the three months ended September 30, 2013, total stock-based compensation expense of $0.1 million related to stock options and $0.1 million related to restricted stock units. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris’ peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris’ peer group’s common stock, Lyris’ historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended September 30, 2014.

As of September 30, 2014, unamortized stock-based compensation expense associated with common stock options was $1.5 million which we expect to recognize over a weighted-average period of 2.88 years.

The following table summarizes stock option activity from July 1, 2014 to September 30, 2014:

	Number of options	Weighted- Average Fair Value	Weighted-Average Remaining Contractual Life in Years

Outstanding at July 1, 2014	1,946	$1.77	8.8
Granted	-	$-
Forfeited/expired	(101)	$1.93
Outstanding at September 30, 2014	1,845	$1.76	8.5
Vested and expected to vest at September 30, 2014	1,423	$1.80	8.4
Exercisable at September 30, 2014	465	$2.14	7.2

As September 30, 2014, the calculated aggregate intrinsic value of options outstanding and exercisable was $0. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on September 30, 2014 which would have been received by the option holders had all option holders exercised their options as of that date.

No options to purchase shares of our common stock were granted under our equity compensation plan for the three months ended September 30, 2014. The weighted-average fair value of the options granted under the equity compensation plan was $1.79 per option for the three months ended September 30, 2013.

Reserved Shares of Common Stock

On August 8, 2012, we amended our 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by an additional 775,000 shares. As of September 30, 2014, we had 491,333 shares of common stock under our Plan reserved for future equity awards.

Note 9 – Segment Information

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

Note 10 – Commitments and Contingencies

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

	Operating Leases
	Facilities	Co-location Hosting Facilities	Other	Total Operating	Capital Leases	Total

Fiscal Year 2015	812	63	133	1,008	270	1,278
Fiscal Year 2016	808	-	17	825	137	962
Fiscal Year 2017	216	-		216	34	250
Total	$1,836	$63	$150	$2,049	441	$2,490
Less: amounts representing interest					(23)
Present value of capital lease obligations					418
Less: short-term portion					(302)
Long-term portion					$116

Legal claims

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our former Chief Executive Officer, one other employee, several current or former directors, and certain of our stockholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs alleged various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs sought unspecified damages, punitive damages, costs, and injunctive relief. The lawsuit was dismissed in April, 2013; however, the Burts filed an amended complaint in May 2013. In March, 2014 the defendants’ motion to dismiss the amended complaint was granted with prejudice, in part and partially denied. The lawsuit is now in the discovery phase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended June 30, 2014, or fiscal year 2014, included in our Annual Report on Form 10-K for fiscal year 2014, filed with the SEC on September 18, 2014 .

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing our expectations regarding revenue and operating expenses, cost of revenue, tax and accounting estimates, cash, cash equivalents and cash provided by operating activities, the demand and expansion opportunities for our products, our customer base, our competitive position and the impact of the current economic environment on our business. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth under “Risk Factors” or included elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Financial Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three months ended September 30, 2014 and 2013:

	Three Months Ended September,
	2014	2013

Revenue:
Subscription	77%	77%
Support and maintenance	13%	12%
Professional services	7%	7%
Software	3%	4%
Total revenue	100%	100%
Cost of revenue	36%	37%
Gross profit	64%	63%
Operating expenses:
Sales and marketing	33%	34%
General and administrative	20%	20%
Research and development	11%	13%
Amortization of customer relationships and trade names	0%	1%
Total operating expenses	64%	68%
Loss from operations	0%	-5%
Interest expense	0%	0%
Interest income	0%	0%
Other (expense) income, net	0%	0%
Loss from operations before income taxes	0%	-5%
Income tax provision benefit	5%	0%
Net loss	-5%	-5%

Revenue

	Three Months Ended September 30		Change
	2014	2013	$	Percent

Subscription:
Lyris HQ	$4,400	$4,955	$(555)	(11)%
Legacy	1,047	1,388	(341)	(25)%
Total subscription	5,447	6,343	(896)	(14)%
Support and maintenance	915	997	(82)	(8)%
Professional services	526	594	(68)	(11)%
Software	184	297	(113)	(38)%
Total revenue	$7,072	$8,231	$(1,159)	(14)%

Subscription revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our hosted services application and from customers purchasing additional offerings that are not included in the standard hosting agreement. Our subscription revenue includes revenue from our Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. Subscription revenue was $5.4 million or 77% of our total revenue for the three months ended September 30, 2014, compared to $6.3 million or 77% of our total revenue for the same period in fiscal year 2013, a decrease of $1.2 million or 14%.

Subscription revenue related to Lyris HQ for the three months ended September 30, 2014 decreased compared to the same periods in fiscal year 2014, primarily as a result of existing customer turnover.

Support and maintenance revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $0.9 million or 13% of our total revenue for the three months ended September 30, 2014 compared to $1.0 million or 12% of our total revenue for the same period in fiscal year 2014, a decrease of $0.1 million or 8%. The slight decrease during the three months ended was due to customers not renewing support contracts.

Professional services revenue

Professional services revenue is primarily comprised of training, campaigning services which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $0.5 million or 7% of our total revenue for the three months ended September 30, 2014, compared to $0.6 million or 7% of our total revenue for the same period in fiscal year 2014, a decrease of $0.1 million or 11%.

Professional services revenue decreased for the three months ended September 30, 2014 compared to the same periods in fiscal year 2014 reflecting both reduced professional services in existing customer contracts and lower sales of professional services to new customers.

Software revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.2 million or 3% of our total revenue for the three months ended September 30, 2014 compared to $0.3 million or 4% of our total revenue for the same period in fiscal year 2014, a decrease of $0.1 million or 38%.

Software revenue decreased for the three months ended September 30, 2014 as compared to the same period in fiscal year 2014 primarily due to a decrease in new sales of our software product and decreases in software upgrades.

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

	Three Months Ended September 30,		Change
	2014	2013	$	Percent

Cost of revenue	$2,554	$3,076	$(522)	(17)%

Cost of revenue was $2.6 million for the three months ended September 30, 2014, compared to $3.1 million for the same period in fiscal year 2014, a decrease of $0.5 million. As a percentage of total revenue, cost of revenue decreased to 36% for the three months ended September 30, 2014 from 37% for the same period in fiscal year 2014. The decrease consists of $0.3 million in amortization of capitalized software expense and $0.2 million in compensation and benefits expense due to a reduction in headcount.

Gross profit

	Three Months Ended September 30,		Change
	2014	2013	$	Percent

Gross profit	$4,518	$5,155	$(637)	(12)%

Gross profit was $4.5 million for the three months ended September 30, 2014, compared to $5.2 million for the same period in fiscal year 2014, a decrease of $0.6 million. As a percentage of net revenue, gross profit increased to 64% for the three months ended September 30, 2014 from 63% for the same period in fiscal year 2014.

Operating expenses

	Three Months Ended September 30,		Change
	2014	2013	$	Percent

Sales and marketing	$2,302	$2,832	$(530)	(19)%
General and administrative	1,436	1,673	(237)	(14)%
Research and development	784	1,038	(254)	(24)%
Amortization of customer relationships and trade names	4	50	(46)	(92)%
Total operating expenses	$4,526	$5,593	$(1,067)	(19)%

Sales and marketing

Sales and marketing includes expenses primarily related to employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense was $2.3 million for the three months ended September 30, 2014, compared to $2.8 million for the same period in fiscal year 2014, a decrease of $0.5 million or 19%. As a percentage of total revenue, sales and marketing expense decreased to 33% for the three months ended September 30, 2014 from 34% for same period in fiscal year 2014. The decrease in sales and marketing expense was primarily due to a decrease of $0.4 million in compensation and and $0.1 million in overhead and other expenses due to a reduction in headcount.

General and administrative

General and administrative expense consists primarily of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense was $1.4 million for the three months ended September 30, 2014, compared to $1.7 million for the same period in fiscal year 2014, a decrease of $0.3 million or 14%. As a percentage of total revenue, general and administrative expense remained flat at 20% for the three months ended September 30, 2014 from 20% for the same period in fiscal year 2014. The decrease was primarily due to $0.2 million decrease in compensation and benefits due to a decrease in headcount.

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

Research and development expense was $0.8 million for the three months ended September 30, 2014 compared to $1.0 million for the same period in fiscal year 2014, a decrease of $0.2 million. As a percentage of total revenue, research and development expense decreased to 11% for the three months ended September 30, 2014 from 13% for the same period in fiscal year 2014. The decrease was primarily related to $0.1 million reduction in consultant expenses and in addition to a $0.1 million decrease in compensation and benefits due to a decrease in headcount.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense was $12 thousand for the three months ended September 30, 2014 and $50 thousand for the same period in fiscal year 2014. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 0% for the three months ended September 30, 2014 and for the same period in fiscal year 2014.

Interest expense

	Three Months Ended September 30,		Change
	2014	2013	$	Percent

Interest expense	$(30)	$(38)	$(8)	(21)%

Interest expense relates to our revolving line of credit with Silicon Valley Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense was $30 thousand for the three months ended September 30, 2014, compared to $38 thousand for the same period in fiscal year 2014, a decrease of $8 thousand or (21%). The decrease was primarily due to less interest expense paid for capital lease equipment.

Income Tax (Provision) Benefit

Our effective tax rates for the three months ended September 30, 2014 and for the same period in fiscal year 2014 were (7,321.5%) and (2.0%), respectively. For additional information about income taxes, refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. Based on our assessment of relevant events and circumstances conducted on September 30, 2014, we concluded that there was no impairment of goodwill for the three months ended September 30, 2014.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of September 30, 2014 were the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit.

For additional operational funds requirements, we have available a revolving line of credit with Silicon Valley Bank which matures on May 6, 2015, (refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional detail). As of September 30, 2014, our availability under this credit facility was approximately $1.2 million. As of September 30, 2014, our cash and cash equivalents totaled $1.6 million compared to $1.9 million at June 30, 2014. As of September 30, 2014, our accounts receivable, less allowances, totaled $3.4 million compared to $3.5 million at June 30, 2014.

			Change
	September 30, 2014	June 30, 2014	$	Percent

Accounts receivable	$3,683	$3,852	$(169)	(4%)
Allowance for doubtful accounts	(403)	(396)	(7)	2%
Total - Accounts receivable	$3,280	$3,456	$(176)	(5%)

Accounts receivables decreased $0.2 million or 4% for the three months ended September 30, 2014 due to decreased sales in our subscription, professional service and software. Allowance for doubtful accounts (“Allowance”) was relatively flat for the three months ended September 30, 2014 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations; (ii) working capital requirements; and (iii) capital expenditures, including periodic acquisitions.

As of September 30, 2014, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides sufficient liquidity to fund our projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and we intend to continue building our cash reserves. See Notes 5 “Credit Facility” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

While the first quarter of fiscal year 2015 had its challenges, we still expect to obtain long-term growth in our hosted revenue offerings through the marketing of our products, Lyris HQ and Lyris ListManager, as well as future product releases. Additionally, we continue to increase efficiency through aggressive management of our operating expenses in order to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash, cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

Our cash flows were as follows for the three months ended September 30, 2014 and the three months ended September 30, 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013

Net cash provided by operating activities	$482	$594
Net cash used in investing activities	(502)	(858)
Net cash used in financing activities	(204)	(208)
Effect of exchange rate changes on cash	(71)	52
Net (decrease) in cash and cash equivalents	$(295)	$(420)

Cash Flows for the three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Operating Activities

Net cash flows provided by operating activities was $0.5 million for the three months ended September 30, 2014 compared to net cash flows provided by operating activities of $0.6 million in the same period in fiscal year 2014.

Adjustments had a $0.9 million positive effect on cash flows from operating activities for the three months ended September 30, 2014 including $0.1 million stock-based compensation, $0.4 million of depreciation and amortization, $0.3 million in deferred income tax and $0.1 in provision for bad debt. Changes in assets and liabilities had a $0.1 million positive effect on cash flows provided by operating activities for the three months ended September 30, 2014 due to a decrease of $0.1 million in accounts receivable, an increase of 0.2 million in deferred revenue, and a decrease of $0.4 million accounts payable and accrued expense.

Investing Activities

Net cash flows used in investing activities was $0.5 million for the three months ended September 30, 2014 compared to net cash flow used in investing activities of $0.9 million in the same period in fiscal year 2014. Net cash flows used in investing activities primarily reflects capitalized software expenditures. The net cash flow used in investing activities for the three months ended September 30, 2014 consisted of a $0.6 million in capitalized software expenditures and $0.1 million used in purchasing property and equipment, which is decreased by long term investments of $0.2 million related to the sale of SiteWit.

Financing Activities

Net cash flows used in financing activities was $0.2 million for the three months ended September 30, 2014 compared to net cash flows provided by financing activities of $0.2 million in the same period in fiscal year 2014. Financing cash flows for the three months ended September 30, 2014 consisted primarily of $0.2 million payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have a $40 thousand irrevocable letter of credit (“LOC”) issued by Silicon Valley Bank in favor of Legacy Partners I SJ North Second, LLC (“Legacy”), for obligations under our San Jose, California office lease.

We issued $0.1 million to The Hartford for a letter of credit (“Hartford LOC”) which is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year. As of September 30, 2014 no amount was drawn under the account.

We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance activities.

Revolving Line of Credit

For summary description of our revolving credit facility with Silicon Valley Bank, please refer to Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 ( “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2015, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation as discussed under the caption “Legal claims” in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements disclosed in this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

ITEM 1A. RISK FACTORS

Careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. This Quarterly Report on Form 10-Q is qualified in its entirety by these risks. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in the Form 10-K and elsewhere in this Form 10-Q. The market price of our common stock could decline due to any of these risks and uncertainties, or for other reasons, and a stockholder may lose part or all of its investment.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company.	8-K	3/5/12	3.1

3.4	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J.L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.5	Certificate of Ownership and Merger, merging Lyris, Inc., with and into J.L. Halsey Corporation.	8-K	10/31/07	3.2

3.6	First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.3

3.7	Amendment to First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.1

3.8	Amendment No.2 to First Amended and Restated Bylaws of the Company	8-K	9/17/13	3.1

4.1	Certificate of Designation, as filed with the Delaware Secretary of State on October 17, 2012.	8-K	10/18/12	4.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1	Section 1350 Certification of Chief Executive Officer	X

32.2	Section 1350 Certification of Chief Financial Officer	X

101.INS	XBRL Taxonomy Extension Schema	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2014
By: /s/ John Philpin
John Philpin
Chief Executive Officer and President

By: /s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer and Chief Operating Officer

