Form 10-Q
period 2014-12-31
LYRIS, INC.
filed 2015-02-17
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

9,568,613 shares of $0.01 Par Value Common Stock as of January 31, 2015

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended December 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	December 31,	June 30,
	2014	2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,358	$1,884
Accounts receivable, less allowances of $331 and $396, respectively	3,466	3,456
Prepaid expenses and other current assets	862	674
Deferred income taxes	646	1,152
Total current assets	6,332	7,166
Property and equipment, net	5,912	5,160
Intangible assets, net	4,400	4,404
Goodwill	5,491	9,791
Other long-term assets	298	615
TOTAL ASSETS	$22,433	$27,136

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,580	$2,350
Accounts payable and accrued expenses	2,401	3,103
Capital lease obligations - short-term	236	459
Income taxes payable	109	136
Deferred revenue	3,396	3,165
Total current liabilities	8,722	9,213
Other long-term liabilities	395	163
Capital lease obligations - long-term	84	450
TOTAL LIABILITIES	9,201	9,826
Commitments and contingencies (Note 10)
Redeemable convertible Series A preferred stock: $0.01 par value, 2,000 shares authorized, issued and outstanding, liquidation preference $5,000	5,000	5,000

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 9,568 shares issued and outstanding	1,415	1,415
Additional paid-in capital	268,893	268,592
Accumulated deficit	(261,931)	(257,603)
Treasury stock, at cost; 11 shares held	(56)	(56)
Accumulated other comprehensive loss	(89)	(38)
Total stockholders' equity	8,232	12,310
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$22,433	$27,136

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Revenue:
Subscription	$5,662	$6,270	$11,109	$12,612
Support and maintenance	896	1,030	1,811	2,028
Professional services	508	583	1,034	1,178
Software	188	263	372	560
Total revenue	7,254	8,146	14,326	16,378
Cost of revenue:
Subscription, support and maintenance, professional services, and software	2,482	2,457	4,960	5,095
Amortization of developed technology	17	439	92	878
Total cost of revenue	2,499	2,896	5,052	5,973
Gross profit	4,755	5,250	9,274	10,405
Operating expenses:
Sales and marketing	2,073	2,409	4,375	5,241
General and administrative	1,303	1,424	2,739	3,097
Research and development	815	837	1,599	1,874
Impairment of goodwill	4,300	-	4,300	-
Amortization of customer relationships and trade names	-	50	4	101
Total operating expenses	8,491	4,720	13,017	10,313
(Loss) income from operations	(3,736)	530	(3,743)	92
Interest expense	(29)	(39)	(59)	(77)
Interest income	1	-	3	-
Other income (expense), net	(9)	23	22	15
(Loss) income from operations before income tax provision	(3,773)	514	(3,777)	30
Income tax provision	221	36	551	45
Net (loss) income	$(3,994)	$478	$(4,328)	$(15)

Net (loss) income per share
Basic	$(0.42)	$0.05	$(0.45)	$(0.00)
Diluted	$(0.42)	$0.04	$(0.45)	$(0.00)

Weighted average shares outstanding
Basic	9,568	9,568	9,568	9,568
Diluted	9,568	11,568	9,568	9,568

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

2

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net (loss) income	$(3,994)	$478	$(4,328)	$(15)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(3)	(56)	(52)	(8)
Comprehensive income (loss)	$(3,997)	$422	$(4,380)	$(23)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended December 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(4,328)	$(15)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	301	156
Depreciation	572	735
Amortization of intangible assets	4	101
Amortization of capitalized software costs	93	878
Impairment of Goodwill	4,300	-
Recovery Provision for bad debts	75	(4)
Deferred income taxes	506	(28)
Changes in assets and liabilities:
Accounts receivable	(85)	89
Prepaid expenses and other current assets	(171)	(103)
Accounts payable and accrued expenses	(765)	(606)
Deferred revenue	231	(7)
Income taxes payable	(19)	23
Net cash provided by operating activities	714	1,219
Cash Flows from Investing Activities:
Purchases of property and equipment	(137)	(86)
Proceeds from sale of other long-term asset	300	-
Capitalized software expenditures	(1,294)	(1,437)
Net cash used in investing activities	(1,131)	(1,523)
Cash Flows from Financing Activities:
Proceeds from short-term credit arrangements, net	230	5
Payments under capital lease obligations	(302)	(432)
Net cash used in financing activities	(72)	(427)
Net effect of exchange rate changes on cash and cash equivalents	(37)	(9)
Net decrease in cash and cash equivalents	(526)	(740)

Cash and cash equivalents, beginning of period	1,884	2,318
Cash and cash equivalents, end of period	$1,358	$1,578

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED December 31, 2014

Note 1 - Nature of Business and Basis of Presentation

Lyris, Inc. ("Lyris", "we", or "us") is a leading internet marketing technology company. Our Software-as-a-Service ("SaaS") or cloud-based online marketing solutions and services provide customers the ability to build, deliver and manage permission-based, online direct marketing programs and other communications to customers that use online and mobile channels to communicate to their customers and members. Our software products are offered to customers primarily on a subscription and license basis.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, or fiscal year 2014, filed with the SEC on September 18, 2014. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. Interim results of operations for the six months ended December 31, 2014 are not necessarily indicative of results to be expected for the year ending June 30, 2015, or fiscal year 2015, or for any future period.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of December 31, 2014, we used Level 1 assumptions for our cash equivalents which were nil at December 31, 2014 and nil at June 30, 2014. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2014 we do not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2014, we did not have any significant Level 3 financial assets or liabilities.

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

We perform a quarterly analysis of the actual sales for standalone maintenance to establish VSOE. We consider VSOE established if prices charged per invoice of least 75% of all standalone deals for maintenance fall within 20% of the price list amounts. If that condition is satisfied, the price list is considered to represent VSOE as prices charged per majority of the invoices agree to the established price list. Software revenue is then recognized based on a residual method unless the price for maintenance exceeds the price for price list (which rarely happens), in which case portion of maintenance fee would be allocated to SW.

Note 2 – Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will require companies to recognize revenue for a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be implemented by identifying the contracts with customers, identifying the performance obligations under those contracts, determining the relevant transaction price, allocating the transaction prices to the performance obligations and recognizing revenue when the performance obligation has been met. ASU 2014-09 will require Lyris to provide comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This update will be effective beginning December 15, 2016.

Note 3 – Other Long-term Assets

Included in other long-term assets as of December 31, 2013 was an investment in SiteWit held using the cost method for $0.4 million. During the fourth quarter of fiscal year 2014, Lyris and SiteWit entered into a contract for a repurchase of SiteWit shares held by Lyris, effective in fiscal year 2015. In August 2014, Lyris and SiteWit amended that agreement, and the sale was completed with the final installment payment on October 15, 2014.

During fiscal 2013 Lyris had issued a $0.1 million letter of credit to Hartford Insurance Company (“Hartford”) for workers’ compensation insurance obligations (“Hartford LOC”). This is held by Harford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify the Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the LOC account will be expensed during that fiscal year. To date, no amounts have been drawn.

Other long-term assets at December 31, 2014 included $0.2 million related to security deposits for leases entered in by us and $0.1 million in restricted cash.

Note 4 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

The following table outlines our goodwill, by acquisition:

	As of December 31, 2014	As of June 30, 2014
	(In thousands)
Lyris Technologies	$5,407	$9,707
Cogent	84	84
Total	$5,491	$9,791

ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment” provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required. Otherwise, no further testing is required. Lyris operates as one reporting unit, and conducts a test for the impairment of goodwill on at least an annual basis. Lyris adopted June 30th as the date of the annual impairment test, but will conduct the test at an earlier date if indicators of possible impairment arise.

We considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers.

In the second quarter of fiscal year 2015, Lyris’ assessment of relevant events and circumstances conducted on December 31, 2014, considered the decline in Lyris’ stock price from $1.15 to $0.62. Lyris determined that it was more-likely-than-not that the fair value was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed during the quarter ended December 31, 2014.

In the first step of the impairment test, Lyris compared the estimated fair value of Lyris to its carrying value utilizing both an income approach and a market approach considering guideline company market multiples. Since the carrying value exceeded fair value, this was an indicator of impairment, and proceeded to step two. Step two involved assigning the estimated fair value from step one to Lyris’ identifiable net assets, with any residual fair value assigned to goodwill. Based on the results of step two, Lyris recorded a $4.3 million impairment loss in the three months ended December 31, 2014.

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

Note 5 – Credit Facility

On December 9, 2013 Lyris, Inc. and our wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a “Borrower” and collectively, the “Borrowers”), entered into a First Amendment (“Amendment”) to the Loan and Security Agreement (“SVB Agreement”) with Silicon Valley Bank. Under the amendment, the definitions of certain terms used to calculate the amount available to Lyris under the Agreement are restated. The revolving line of credit (“SVB Revolving Line”) of up to $5,000,000 remains the same under the SVB Agreement. The amount available under the SVB Revolving Line is limited by a borrowing base formula based on each Borrower’s recurring revenue and customer retention rate. The SVB Revolving Line is up for renewal on May 6, 2015.

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

Payment and performance of our obligations with respect to the SVB Revolving Line is secured by a security interest in substantially all of the assets of the Borrowers, including intellectual property assets.

The SVB Agreement contains typical default provisions for a credit facility of this size and type that include, among others, defaults in the event of non-payment or non-performance of covenants, a material adverse change, an attachment of our assets or entry of an injunction against doing business, occurrence of certain bankruptcy and insolvency events, cross-defaults to certain other material indebtedness, entry of material judgment and inaccuracy of representations and warranties. The occurrence of an event of default could result in, among other things, acceleration of all obligations under the SVB Revolving Line, Silicon Valley Bank ceasing to advance money or extending credit under the SVB Revolving Line, and a right by Silicon Valley Bank to exercise all remedies available to it under the SVB Agreement, including the disposition of any or all collateral.

As of December 31, 2014, we were in compliance with all of the covenants of the SVB Agreement. Our outstanding borrowings totaled approximately $2.6 million with $1.2 million in available credit remaining as of December 31, 2014.

Note 6 - Income Taxes

The following table provides a reconciliation of the income tax expense at the statutory U.S. federal rate to our actual income tax provisions for the six- month periods ended December31, 2014 and 2013:

	Six Months Ended December 31,
	2014	%	2013	%
	(In thousands)
Income tax expense at the statutory rate	$(1,322)	35.0%	$29	35.0%
State income taxes, net of federal benefit	25	(0.7)%	17	2.1%
Utilization of NOL carryover	-	0.0%	(219)	(26.6)%
Amortization of intangible assets	1	(0.0)%	35	4.3%
Impact of Foreign Operations	1	(0.0)%	32	3.9%
Difference between AMT and statutory federal income tax rates	98	(2.6)%	29	3.5%
Change in valuation reserve	224	(5.9)%	31	3.8%
Permanent difference	1,521	(40.3)%	3	0.4%
Other, net	3	(0.1)%	88	24.7%
Income tax provision	$551	(14.6)%	$45	51.1%

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

Note 7 – Income (Loss) Per Share

Accounting standards established by the FASB require the presentation of the basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities.

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net (loss) income	$(3,994)	$478	$(4,328)	$(15)

Weighted average shares outstanding:
Basic	9,568	9,568	9,568	9,568
Effect of dilutive redeemable convertible Series A Preferred Stock	-	2,000	-	-
Diluted	9,568	11,568	9,568	9,568
Net income (loss) per share
Basic	$(0.42)	$0.05	$(0.45)	$(0.00)
Diluted	$(0.42)	$0.04	$(0.45)	$(0.00)

No shares were excluded in the dilutive loss per common share calculation for the six months ended December 31, 2014 and 2013

Note 8 - Stock-Based Compensation

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

The following table summarizes the allocation of stock-based compensation for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Cost of revenues	$13	$6	$23	$12
General and administrative	98	(31)	180	30
Research and development	23	50	37	63
Sales and marketing	28	15	61	51
Total	$162	$40	$301	$156

For the three months ended December 31, 2014, total stock-based compensation was $0.2 million. For the three months ended December 31, 2013, total stock-based compensation was $40 thousand. For the six months ended December 31, 2014, total stock –based compensation was $0.3 million. For the six months ended December 31, 2013, total stock-based compensation was $0.2 million. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris’ peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris’ peer group’s common stock, Lyris’ historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended December 31, 2014.

As of December 31, 2014, unamortized stock-based compensation expense associated with common stock options was $1.5 million which we expect to recognize over a weighted-average period of 2.75 years.

The following table summarizes stock option activity from July 1, 2014 to December 31, 2014:

	Number of options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2014	1,946	$1.77	8.8
Granted	-	$-
Forfeited/expired	(101)	$1.93
Outstanding at September 30, 2014	1,845	$1.76	8.5
Vested and expected to vest at September 30, 2014	1,423	$1.80	8.4
Exercisable at September 30, 2014	465	$2.14	7.2
Granted	172	$1.72
Forfeited/expired	(42)	$2.01
Outstanding at December 31, 2014	1,976	$1.75
Vested and expected to vest at December 31, 2014	1,557	$1.79
Exercisable at December 31, 2014	584	$1.99

As December 31, 2014, the calculated aggregate intrinsic value of options outstanding and exercisable was nil. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on December 31, 2014 which would have been received by the option holders had all option holders exercised their options as of that date.

Option grants of 172,000 options to purchase shares of our common stock were granted under our equity compensation plan for the six months ended December 31, 2014. The weighted-average grant date fair value of the options granted was $1.60 for the six months ended December 31, 2014 and $1.59 for the six months ended December 31, 2013, respectively.

Reserved Shares of Common Stock

On August 8, 2012, we amended our 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by 775,000 shares. As of December 31, 2014, we had 360,850 shares of common stock reserved for future equity awards.

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

	Operating Leases
	Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2015	$562	$188	$750	$165	$915
Fiscal Year 2016	790	140	930	137	1,067
Fiscal Year 2017	203	35	238	34	272
Total	$1,555	$363	$1,918	336	$2,254
Less: amounts representing interest				(16)
Present value of capital lease obligations				320
Less: short-term portion				(236)
Long-term portion				$84

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

The majority of our revenues are recurring, comprised of subscription revenue and support and maintenance revenue. We derive revenue from subscriptions to our SaaS solutions (Lyris HQ), software licenses (Lyris ListManager), support and maintenance, and related professional services.

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

We perform a quarterly analysis at the actual sales for standalone maintenance to establish the VSOE. We consider VSOE established if prices charged per invoice of least 75% of all standalone deals for maintenance fall within 20% of the prices charged per price list. If the condition is satisfied, the price list is considered to represent VSOE as prices charged per majority of the invoices agree to the established price list. Software is then recognized based on a residual method (As per ASU 985-605-25-10e) unless the price for maintenance exceeds the price for price list (which rarely happens), in which case a portion of maintenance fee would be allocated to software.

Results of Operations

Three and Six Months Ended December 31, 2014 Compared to Three and Six Months Ended December 31, 2013

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Revenue:
Subscription	78%	77%	78%	77%
Support and maintenance	12%	13%	13%	12%
Professional services	7%	7%	7%	7%
Software	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue	34%	36%	35%	36%
Gross profit	66%	64%	65%	64%
Operating expenses:
Sales and marketing	29%	30%	31%	32%
General and administrative	18%	17%	19%	19%
Research and development	11%	10%	11%	11%
Impairment of goodwill	59%	0%	30%	0%
Amortization of customer relationships and trade names	0%	1%	0%	1%
Total operating expenses	117%	58%	91%	63%
(Loss) income from operations	-52%	7%	-26%	1%
Interest expense	0%	0%	0%	0%
Interest income	0%	0%	0%	0%
Other (expense) income, net	-1%	0%	0%	0%
(Loss) income from operations before income tax provision	-52%	7%	-26%	0%
Income tax provision	3%	0%	4%	0%
Net (loss) income	-55%	7%	-30%	0%

Revenue

	Three Months Ended December 31			Change
	2014	2013		$	Percent
	(In thousands, except percentages)
Subscription:
Lyris HQ	$4,719	$4,925		$(206)	(4)%
Legacy	943	1,345		(402)	(30)%
Total subscription	5,662	6,270		(608)	(10)%
Support and maintenance	896	1,030		(134)	(13)%
Professional services	508	583		(75)	(13)%
Software	188	263		(75)	(29)%
Total revenue	$7,254	$8,146	#	$(892)	(11)%

	Six Months Ended December 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Subscription
Lyris HQ	$9,119	$9,880	$(761)	(8)%
Legacy	1,990	2,732	(742)	(27)%
Total subscription	11,109	12,612	(1,503)	(12)%
Support and maintenance	1,811	2,028	(217)	(11)%
Professional services	1,034	1,178	(144)	(12)%
Software	372	560	(188)	(34)%
Total revenue	$14,326	$16,378	$(2,052)	(13)%

Subscription revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our SaaS solutions and from customers purchasing additional offerings that are not included in the standard hosting agreement. Our subscription revenue includes revenue from our Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. Subscription revenue was $5.7 million or 78% of our total revenue for the three months ended December 31, 2014, compared to $6.3 million or 77% of our total revenue for the same period in fiscal year 2013, a decrease of $0.6 million or 10%. Subscription revenue was $11.1 million or 77% of our total revenue for the six months ended December 31, 2014, compared to $12.6 million or 77% of our total revenue for the same period in fiscal year 2013, a decrease of $1.5 million or 12%.

Subscription revenue related to Lyris HQ for the three and six months ended December 31, 2014 decreased compared to the same periods in fiscal year 2014, primarily as a result of existing customer turnover and decrease in new sales. Subscription revenue related to legacy products decreased for the three and six months ended December 31, 2014 compared to the same periods in fiscal year 2013, primarily due to customer turnover.

Support and maintenance revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $0.9 million or 12% of our total revenue for the three months ended December 31, 2014 compared to $1.0 million or 13% of our total revenue for the same period in fiscal year 2014, a decrease of $0.1 million or 13%. Support and maintenance revenue was $1.8 million or 13% of our total revenue for the six months ended December 31, 2014 compared to $2.0 million or 12% of our total revenue for the same period in fiscal year 2013, a decrease of $0.2 million or 11%. The decrease for the three and six months ended in support and maintenance revenue is a result of customers not renewing support contracts.

Professional services revenue

Professional services revenue is primarily comprised of training, campaigning services which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue was $0.5 million or 7% of our total revenue for the three months ended December 31, 2014, compared to $0.6 million or 7% of our total revenue for the same period in fiscal year 2014, a decrease of $0.1 million or 13%. Professional services revenue was $1.0 million or 7% of our total revenue for the six months ended December 31, 2014, compared to $1.2 million or 7% of our total revenue for the same period in fiscal year 2014, a decrease of $0.1 million or 12%.

Professional service revenue decreased for the three and six months ended December 31, 2014 compared to the same periods in fiscal year 2014 reflecting both reduced professional services in existing customer contracts and lower sales of professional services to new customers.

Software revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.2 million or 3% of our total revenue for the three months ended December 31, 2014 compared to $0.3 million or 3% of our total revenue for the same period in fiscal year 2014, a decrease of $0.1 million or 29%. Software revenue was $0.4 million or 3% of our total revenue for the six months ended December 31, 2014 compared to $0.6 million or 3% of our total revenue for the same period in fiscal year 2014, a decrease of $0.2 million or 34%.

Software revenue decreased for the three and six months ended December 31, 2014 as compared to the same periods in fiscal year 2014 primarily due to a decrease in new sales of our software product and decreases in software upgrades.

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

	Three Months Ended December 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Cost of revenue	$2,499	$2,896	$(397)	(14)%

	Six Months Ended December 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Cost of revenue	$5,052	$5,973	$(921)	(15)%

Cost of revenue was $2.5 million for the three months ended December 31, 2014, compared to $2.9 million for the same period in fiscal year 2014, a decrease of $0.4 million. As a percentage of total revenue, cost of revenue decreased to 34% for the three months ended December 31, 2014 from 36% for the same period in fiscal year 2014.

Cost of revenue was $5.1 million for the six months ended December 31, 2014 and compared to $6.0 million for the same period in fiscal year 2014. As a percentage of total revenue, cost of revenue decreased to 35% for the six months ended December 31, 2014 from 36% for the same period in fiscal year 2014.

Gross profit

	Three Months Ended December 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Gross profit	$4,755	$5,250	$(495)	(9)%

	Six Months Ended December 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Gross profit	$9,274	$10,405	$(1,131)	(11)%

Gross profit was $4.8 million for the three months ended December 31, 2014, compared to $5.2 million for the same period in fiscal year 2014, a decrease of $0.5 million. As a percentage of total revenue, gross profit increased to 66% for the three months ended December 31, 2014 from 64% for the same period in fiscal year 2014. Gross profit was $9.3 million for the six months ended December 31, 2014, compared to $10.4 million for the same period in fiscal year 2014.

Operating expenses

	Three Months Ended December 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Sales and marketing	$2,073	$2,409	$(336)	(14)%
General and administrative	1,303	1,424	(121)	(8)%
Research and development	815	837	(22)	(3)%
Impairment of goodwill	4,300	-	4,300	0%

Amortization of customer relationships and trade names	-	50	(50)	(100)%
Total operating expenses	$8,491	$4,720	$3,771	80%

	Six Months Ended December 31		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Sales and marketing	$4,375	$5,241	$(866)	(17)%
General and administrative	2,739	3,097	(358)	(12)%
Research and development	1,599	1,874	(275)	(15)%
Impairment of goodwill	4,300	-	4,300	0%
Amortization and impairment of customer relationships and trade names	4	101	(97)	(96)%
Total operating expenses	$13,017	$10,313	$2,704	26%

Sales and marketing

Sales and marketing includes expenses primarily related to employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense was $2.1 million for the three months ended December 31, 2014, compared to $2.4 million for the same period in fiscal year 2014, a decrease of $0.3 million or 14%. As a percentage of total revenue, sales and marketing expense decreased to 29% for the three months ended December 31, 2014 from 30% for same period in fiscal year 2014. The decrease in sales and marketing expense was primarily due to a decrease of $0.2 million in compensation and benefits related to reduction in headcount and a reduction of $0.1 million in overhead and other expenses.

Sales and marketing expense was $4.4 million for the six months ended December 31, 2014, compared to $5.2 million for the same period in fiscal year 2014, a decrease of $0.8 million or 17%. As a percentage of total revenue, sales and marketing expense decreased to 31% for the six months ended December 31, 2014 from 32% for same period in fiscal year 2014. The decrease in sales and marketing expense was primarily due to a $0.7 million decrease in compensation and benefits due to a reduction in headcount and a reduction of $0.1 million in overhead expenses.

General and administrative

General and administrative expense consists primarily of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense was $1.3 million for the three months ended December 31, 2014, compared to $1.4 million for the same period in fiscal year 2014, a decrease of $0.1 million or 8%. As a percentage of total revenue, general and administrative expense increased to 18% for the three months ended December 31, 2014 from 17% for the same period in fiscal year 2014. The decrease was primarily due to $0.1 million decrease in executive based stock compensation.

General and administrative expense was $2.7 million for the six months ended December 31, 2014, compared to $3.0 million for the same period in fiscal year 2014, a decrease of $0.3 million or 12%. As a percentage of total revenue, general and administrative expense remained flat at 19% for the six months ended December 31, 2014 from 19% for the same period in fiscal year 2014. The decrease in general and administrative expense was primarily due to $0.3 million decrease in compensation and benefits due to a decrease in headcount.

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

Research and development expense was $0.8 million for the three months ended December 31, 2014 compared to $0.8 million for the same period in fiscal year 2014. As a percentage of total revenue, research and development expense increased to 11% for the three months ended December 31, 2014 from 10% for the same period in fiscal year 2014. The increase was primarily related to higher depreciation and amortization.

Research and development expense was $1.6 million for the six months ended December 31, 2014, compared to $1.9 million for the same period in fiscal year 2014, a decrease of $0.3 million or 15%. As a percentage of total revenue, research and development expense remained flat at 11% for the six months ended December 31, 2014 and the same period in fiscal year 2014. The decrease in research and development expense for the six months ended December 31, 2014 compared to the same period in fiscal year 2014 was primarily due to a $0.3 million decrease in outside services.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense was nil for the three months ended December 31, 2014 and $50 thousand for the same period in fiscal year 2014. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 0% for the three months ended December 31, 2014 and 1% for the same period in fiscal year 2014.

Amortization of customer relationships and trade names expense was $4 thousand for the six months ended December 31, 2014 and $101 thousand for the same period in fiscal year 2014. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 0% for the six months ended December 31, 2014 and 1% for the same period in fiscal year 2014.

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

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. In the second quarter of fiscal year 2015, Lyris’ assessment of relevant events and circumstances conducted on December 31, 2014, considered the decline in Lyris’ stock price from $1.15 to $0.62. Lyris determined that it was more-likely-than-not that the fair value was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed during the quarter ended December 31, 2014. As a result of this process, Lyris determined a goodwill impairment of $4.3 million as of December 31, 2014.

Interest expense

	Three Months Ended December 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Interest expense	$(29)	$(39)	$(10)	(26)%

	Six Months Ended December 31,		Change
	2014	2013	$	Percent
	(In thousands, except percentages)
Interest expense	$(59)	$(77)	$(18)	(23)%

Interest expense relates to our revolving line of credit with Silicon Valley Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense was $29 thousand for the three months ended December 31, 2014, compared to $39 thousand for the same period in fiscal year 2014, a decrease of $10 thousand or 26%. The decrease was primarily due to less interest expense paid for capital lease equipment.

Interest expense was $59 thousand for the six months ended December 31, 2014, compared to $77 thousand for the same period in fiscal year 2014, a decrease of $18 thousand or 23%. The decrease in interest expense for the six months ended December 31, 2014 compared to the same period in fiscal year 2014 was primarily due to a decrease in our short and long term capital lease obligations.

Income Tax Provision

Our effective tax rates for the six months ended December 31, 2014 and 2013 were 14.6% and 150.0%, respectively. For additional information about income taxes, refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of December 31, 2014 were the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit.

For additional operational funds requirements, we have available a revolving line of credit with Silicon Valley Bank which is up for renewal on May 6, 2015. Please refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. As of December 31, 2014, our availability under this credit facility was approximately $1.2 million. As of December 31, 2014, our cash and cash equivalents totaled $1.4 million compared to $1.9 million at December 31, 2014. As of December 31, 2014, our accounts receivable, less allowances, totaled $3.5 million compared to $3.5 million at June 30, 2014.

			Change
	December 31, 2014	June 30, 2014	$	Percent
	(In thousands, except percentages)
Accounts receivable	$3,796	$3,852	$(56)	(1)%
Allowance for doubtful accounts	(331)	(396)	65	(16)%
Total - Accounts receivable	$3,466	$3,456	$10	0%

Accounts receivables decreased $0.1 million or 1% for the six months ended December 31, 2014 due to decreased sales in our subscription, professional service and software. Allowance for doubtful accounts (“Allowance”) was relatively flat for the six months ended December 31, 2014 as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations; (ii) working capital requirements; and (iii) capital expenditures, including periodic acquisitions.

As of December 31, 2014, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides sufficient liquidity to fund our projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and we intend to continue building our cash reserves. See Notes 5 “Credit Facility” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

While the first half of fiscal year 2015 had its challenges, we still expect to obtain long-term growth in our hosted revenue offerings through the marketing of our products, Lyris HQ and Lyris ListManager, as well as future product releases. Additionally, we continue to increase efficiency through aggressive management of our operating expenses in order to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash, cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

Our cash flows were as follows for the three months ended December 31, 2014 and the three months ended December 31, 2013 (in thousands):

	Six Months Ended December 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$714	$1,219
Net cash used in investing activities	(1,131)	(1,523)
Net cash used in by in financing activities	(72)	(427)
Effect of exchange rate changes on cash	(37)	(9)
Net decrease in cash and cash equivalents	$(526)	$(740)

Cash Flows for the Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

Operating Activities

Net cash flows provided by operating activities was $0.7 million for the six months ended December 31, 2014 compared to net cash flows provided by operating activities of $1.2 million in the same period in fiscal year 2014.

Adjustments had a $5.8 million positive effect on cash flows from operating activities for the six months ended December 31, 2014 including $4.3 million for the impairment of goodwill, $0.6 million of depreciation and amortization, $0.5 million in deferred income tax, $0.3 million stock-based compensation, and $0.1 in provision for bad debt. Changes in assets and liabilities had a $0.8 million negative effect on cash flows provided by operating activities for the six months ended December 31, 2014 due to a decrease of $0.7 million in accounts payable, $0.2 million in prepaid expenses, and $0.1 million to accounts receivable offset by an increase of $0.2 million in deferred revenue and $0.2 million in accounts receivable.

Investing Activities

Net cash flows used in investing activities was $1.1 million for the six months ended December 31, 2014 compared to net cash flow used in investing activities of $1.5 million in the same period in fiscal year 2014. Net cash flows used in investing activities primarily reflects capitalized software expenditures. The net cash flow used in investing activities for the six months ended December 31, 2014 consisted of $1.3 million in capitalized software expenditures and $0.1 million used in purchasing property and equipment, offset by $0.3 million provided by the sale of the SiteWit investment.

Financing Activities

Net cash flows used in financing activities was $0.1 million for the six months ended December 31, 2014, compared to net cash flows provided by financing activities of $0.4 million in the same period in fiscal year 2014. Financing cash flows for the six months ended December 31, 2014 consisted primarily of $0.3 million payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations offset by an increase in LOC borrowings of $0.2 million.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have a $40 thousand irrevocable letter of credit (“LOC”) issued by Silicon Valley Bank in favor of Legacy Partners I SJ North Second, LLC (“Legacy”), for obligations under our San Jose, California office lease.

We issued $0.1 million to The Hartford for a letter of credit (“Hartford LOC”) which is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year. As of December 31, 2014 no amount was drawn under the account.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 ( “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2015, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lyris is involved in litigation as discussed under the caption “Legal claims” in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements disclosed in this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Dated: February 17, 2015
	By:	/s/ John Philpin
John Philpin
Chief Executive Officer and President

	By:	/s/ Deborah Eudaley
Debor
Chief Financial Officer and Chief Operating Officer

