Form 10-Q
period 2015-03-31
LYRIS, INC.
filed 2015-05-15
CIK 1166220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

9,568,613 shares of $0.01 Par Value Common Stock as of April 30, 2015

LYRIS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	June 30,
	2015	2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,334	$1,884
Accounts receivable, less allowances of $250 and $396, respectively	3,203	3,456
Prepaid expenses and other current assets	711	674
Deferred income taxes	479	1,152
Total current assets	5,727	7,166
Property and equipment, net	6,419	5,160
Intangible assets, net	4,400	4,404
Goodwill	5,491	9,791
Other long-term assets	189	615
TOTAL ASSETS	$22,226	$27,136

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$3,050	$2,350
Accounts payable and accrued expenses	2,819	3,103
Capital lease obligations - short-term	208	459
Income taxes payable	48	136
Deferred revenue	3,231	3,165
Total current liabilities	9,356	9,213
Other long-term liabilities	301	163
Capital lease obligations - long-term	119	450
TOTAL LIABILITIES	9,776	9,826
Commitments and contingencies (Note 10)
Redeemable convertible Series A preferred stock: $0.01 par value, 2,000 shares authorized, issued and outstanding, liquidation preference $5,000	5,000	5,000

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 9,568,613 shares issued and outstanding	1,415	1,415
Additional paid-in capital	269,015	268,592
Accumulated deficit	(262,793)	(257,603)
Treasury stock, at cost; 11 shares held	(56)	(56)
Accumulated other comprehensive loss	(131)	(38)
Total stockholders' equity	7,450	12,310
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$22,226	$27,136

(1) Derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Revenue:
Subscription	$5,355	$5,960	16,464	$18,572
Support and maintenance	859	959	2,671	2,987
Professional services	500	510	1,533	1,688
Software	85	160	457	720
Total revenue	6,799	7,589	21,125	23,967
Cost of revenue:
Subscription, support and maintenance, professional services, and software	2,410	2,292	7,370	7,386
Amortization of developed technology	-	427	93	1,305
Total cost of revenue	2,410	2,719	7,463	8,691
Gross profit	4,389	4,870	13,662	15,276
Operating expenses:
Sales and marketing	2,086	2,453	6,460	7,694
General and administrative	2,061	1,393	4,800	4,489
Research and development	1,073	1,019	2,673	2,893
Impairment of goodwill	-	-	4,300	-
Amortization of customer relationships and trade names	-	50	4	151
Total operating expenses	5,220	4,915	18,237	15,227
(Loss) Income from operations	(831)	(45)	(4,575)	49
Interest expense	(37)	(39)	(95)	(116)
Interest income	-	-	3	-
Other income, net	51	29	73	43
Loss from operations before income tax provision (benefit)	(817)	(55)	(4,594)	(24)
Income tax provision (benefit)	91	(71)	643	(25)
Net (loss) income	$(908)	$16	$(5,237)	$1

Net (loss) income per share
Basic	$(0.09)	$0.00	$(0.55)	$0.00
Diluted	$(0.09)	$0.00	$(0.55)	$0.00

Weighted average shares outstanding
Basic	9,568	9,568	9,568	9,568
Diluted	9,568	11,568	9,568	11,568

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

2

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net (loss) income	$(908)	$16	$(5,237)	$1
Other comprehensive income loss, net of tax:
Foreign currency translation loss	(42)	(75)	(93)	(83)
Comprehensive loss	$(950)	(59)	(5,330)	$(82)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended March 31,
	2015	2014

Cash Flows from Operating Activities:
Net (loss) income	$(5,237)	$1
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	470	256
Depreciation	767	1,085
Amortization of intangible assets	4	151
Amortization of capitalized software costs	93	1,305
Goodwill impairment	4,300	-
Provision (recovery) for bad debts	121	(26)
Deferred income taxes	673	(46)
Changes in assets and liabilities:
Accounts receivable	132	228
Prepaid expenses and other current assets	(8)	29
Accounts payable and accrued expenses	(383)	(767)
Deferred revenue	66	(44)
Income taxes payable	(138)	(60)
Net cash provided by operating activities	860	2,112
Cash Flows from Investing Activities:
Purchases of property and equipment	(107)	(133)
Capitalized software expenditures	(1,940)	(2,100)
Investment in non-marketable equity securities	300	-
Net cash used in investing activities	(1,747)	(2,233)
Cash Flows from Financing Activities:
Proceeds from short-term credit arrangements, net	800	80
Proceeds from letter of credit	-
Payments under capital lease obligations	(393)	(658)
Net cash provided by (used in) in by financing activities	407	(578)
Net effect of exchange rate changes on cash and cash equivalents	(70)	(83)
Net decrease in cash and cash equivalents	(550)	(782)
Cash and cash equivalents, beginning of period	1,884	2,318
Cash and cash equivalents, end of period	$1,334	$1,536

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LYRIS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

On May 4, 2015, Lyris entered into an Agreement and Plan of Merger with LY Acquisition Corp., a Delaware corporation, which sets forth the terms and conditions of the proposed merger of Lyris and Buyer. Pursuant to the merger agreement, LY Acquisition Corp. will merge with and into Lyris, with Lyris surviving the merger. As a result of the merger, each issued and outstanding share of Lyris Series A Preferred Stock and Lyris Common Stock not owned by LY Acquisition Corp. or Lyris as of the effective time of the merger (other than shares held by stockholders of Lyris who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive $2.50 and $0.89, respectively, in cash, without interest and subject to any required tax withholding. Upon the consummation of the merger, Lyris will become a subsidiary of Aurea Software, Inc. Lyris currently plans to complete the proposed merger in the second half of 2015 although Lyris cannot predict the exact timing of the completion of the merger, because it is subject to governmental review processes and other conditions, many of which are beyond the Lyris’ control.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto filed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, or fiscal year 2014, filed with the SEC on September 18, 2014. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. Interim results of operations for the nine months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending June 30, 2015, or fiscal year 2015, or for any future period.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are:

Level 1: Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of March 31, 2015, we used Level 1 assumptions for our cash equivalents which were nil at March 31, 2015 and nil at June 30, 2014. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2015 we did not have any Level 2 financial assets or liabilities.

Level 3: Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2015, we did not have any significant Level 3 financial assets or liabilities.

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

We follow Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Although our professional services that are a part of multiple element arrangement have standalone value to the customer, such services could not be accounted as separate units of accounting under the previous guidance, as vendor-specific objective evidence (“VSOE”) did not exist for the undelivered element. The VSOE for subscription services could not be established based on the historical pricing trends to date, which indicate that the price of the majority of standalone sales does not yet fall within a narrow range around the median price. Since our subscription services have standalone value as such services are often sold separately, but do not have VSOE, we use estimate of selling price (“ESP”) to determine fair value for our subscription services when sold in a multiple-element arrangement and recognize revenue based on ASU No. 2009-13. Third-party evidence (“TPE”) was concluded to be an impractical alternative due to differences in features and functionality of other companies’ offerings and lack of access to the actual selling price of competitor standalone sales. If new subscription service products are acquired or developed that require significant professional services in order to deliver the subscription service and the subscription service and professional services cannot support standalone value, and then such subscription services and professional services will be evaluated as one unit of accounting. We determined ESP of fair value for subscription services based on the following:

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

Note 2 – Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will require companies to recognize revenue for a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be implemented by identifying the contracts with customers, identifying the performance obligations under those contracts, determining the relevant transaction price, allocating the transaction prices to the performance obligations and recognizing revenue when the performance obligation has been met. ASU 2014-09 will require Lyris to provide comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This update will be effective beginning December 15, 2017.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern, which will require management to disclose any going concern uncertainties in the financial statements. This new standard will require management to perform interim and annual assessments of an entity’s ability to continue as a going concern within the year the financial statements are issued. This update will be effective January 1, 2017.

Note 3 – Other Long-term Assets

During the fourth quarter of fiscal year 2014, Lyris and SiteWit entered into a contract for a repurchase of SiteWit shares held by Lyris, effective in fiscal year 2015. In August 2014, Lyris and SiteWit amended that agreement, and the sale was completed with the final installment payment on October 15, 2014.

During fiscal year 2013 Lyris had issued a $0.1 million letter of credit to The Hartford Insurance Company (“Hartford”) for workers’ compensation insurance obligations (“Hartford LOC”). This was held by The Hartford as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify The Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the Hartford LOC account will be expensed during that fiscal year. As of March 2015, Lyris made a one-time payment of $38 thousand to The Hartford for settlement of the workers compensation obligation. As a result of the payment, The Hartford has now assumed the workers’ insurance compensation liability and the respective letter of credit has been cancelled.

Other long-term assets at March 31, 2015 included $0.2 million related to security deposits for leases entered into by Lyris.

Note 4 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our business combinations accounted for using the acquisition method of accounting.

There was no change in goodwill activity during the third quarter ended March 31, 2015. The following table outlines our goodwill, by acquisition:

	As of March 31, 2015	As of June 30, 2014
	(In thousands)
Lyris Technologies	$5,407	$9,707
Cogent	84	84
Total	$5,491	$9,791

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

Note 5 – Credit Facility

On December 9, 2013 Lyris, Inc. and our wholly owned subsidiaries, Lyris Technologies, Inc. and Commodore Resources (Nevada), Inc. (each a “Borrower” and collectively, the “Borrowers”), entered into a First Amendment (“First Amendment”) to the Loan and Security Agreement (as amended from time to time, the “SVB Agreement”) with Silicon Valley Bank. Under the First Amendment, the definitions of certain terms used to calculate the amount available to Lyris under the Agreement are restated.

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

As of March 31, 2015, we were in compliance with all of the covenants of the SVB Agreement. Our outstanding borrowings totaled approximately $3.05 million with $0.3 million in available credit remaining as of March 31, 2015.

Note 6 - Income Taxes

The following table provides a reconciliation of the income tax expense at the statutory U.S. federal rate to our actual income tax provision (benefit) for the nine- month periods ended March 31, 2015 and 2014:

	Nine Months Ended March 31,
	2015	%	2014	%
	(In thousands)
Income tax expense at the statutory rate	$(1,349)	35.0%	$(9)	35.0%
State income taxes, net of federal benefit	34	(0.9)%	5	(20.2)%
Utilization of NOL carryover	-	0.0%	(218)	n.m.
Amortization of intangible assets	1	0.0%	53	n.m.
Impact of Foreign Operations	(25)	0.6%	73	n.m.
Difference between AMT and statutory federal income tax rates	-	0.0%	(9)	38.4%
Change in valuation allowance	500	0.0%	1	(4.5)%
Permanent difference	1,530	(39.7)%	5	(20.9)%
Other, net	(48)	1.2%	74	n.m.
Income tax provision (benefit)	$643	(3.8)%	$(25)	n.m.

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

The following table sets forth the computation and reconciliation of net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Net (loss) income	$(908)	$16	$(5,237)	$1

Weighted average shares outstanding:
Basic	9,568	9,568	9,568	9,568
Effect of dilutive redeemable convertible Series A Preferred Stock	-	2,000	-	2,000
Diluted	9,568	11,568	9,568	11,568
Net (loss) income per share
Basic	$(0.09)	$0.00	$(0.55)	$0.00
Diluted	$(0.09)	$0.00	$(0.55)	$0.00

No shares were excluded in the dilutive net (loss) income per common share calculation for the three and nine months ended March 31, 2015 and 2014

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

The following table summarizes the allocation of stock-based compensation for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Cost of revenues	$26	$7	$49	$19
General and administrative	73	67	253	97
Research and development	33	(5)	70	58
Sales and marketing	37	31	98	82
Total	$169	$100	$470	$256

For the three months ended March 31, 2015, total stock-based compensation was $0.2 million and for the same period in fiscal year 2014, total stock-based compensation was $0.1 million. For the nine months ended March 31, 2015, total stock –based compensation was $0.5 million and for the same period in fiscal year 2014, total stock-based compensation was $0.3 million. We determine the fair value of each option grant using a Black-Scholes model. The Black-Scholes model utilizes multiple assumptions including expected volatility, expected life, expected dividends and interest rates. The expected term of the options is based on the period of time that options are expected to be outstanding and is derived by analyzing historical exercise behavior of employees in Lyris’ peer group as well as the options’ contractual terms. Expected volatilities are based on implied volatilities from traded options on Lyris’ peer group’s common stock, Lyris’ historical volatility and other factors. The risk-free rates are for the period matching the expected term of the option and are based on the U.S. Treasury yield curve rates as published by the Federal Reserve in effect at the time of grant. The dividend yield is zero based on the fact we have no intention of paying dividends in the near term.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is typically the option vesting term of four years.

Stock-based compensation expense as part of capitalized software development costs was not significant for the quarter ended March 31, 2015.

As of March 31, 2015, unamortized stock-based compensation expense associated with common stock options was $1.5 million which we expect to recognize over a weighted-average period of 2.5 years.

The following table summarizes stock option activity from July 1, 2014 to March 31, 2015:

	Number of options	Weighted- Average Fair Value	Weighted-Average Remaining Contractual Life in Years
	(In thousands)
Outstanding at July 1, 2014	1,946	$1.77	8.8
Granted	-	$-
Forfeited/expired	(101)	$1.93
Outstanding at September 30, 2014	1,845	$1.76	8.5
Granted	172	$1.31
Forfeited/expired	(42)	$2.01
Outstanding at December 31, 2014	1,976	$1.75	8.5
Granted	19	$0.94
Forfeited/expired	(43)	$1.67
Outstanding at March 31, 2015	1,963	$1.74	8.2
Vested and expected to vest at March 31, 2015	1,622	$1.77	8.1
Exercisable at March 31, 2015	758	$1.90	7.6

As March 31, 2015, the calculated aggregate intrinsic value of options outstanding and exercisable was nil. The intrinsic value represents the pre-tax intrinsic value, based on our closing stock price on March 31, 2015 which would have been received by the option holders had all option holders exercised their options as of that date.

Option grants of 217,000 options to purchase shares of our common stock were granted under our equity compensation plan for the nine months ended March 31, 2015. The weighted-average grant date fair value of the options granted was $1.23 for the nine months ended March 31, 2015 and $1.17 for the nine months ended March 31, 2014, respectively.

Reserved Shares of Common Stock

On August 8, 2012, we amended our 2005 Equity-Based Compensation Plan (“Plan”) to increase the number of shares available under the Plan by 775,000 shares. As of March 31, 2015, we had 360,850 shares of common stock reserved for future equity awards under the Plan.

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

	Operating Leases
	Facilities	Other	Total Operating	Capital Leases	Total
	(In thousands)
Fiscal Year 2015	224	94	318	84	402
Fiscal Year 2016	726	140	866	172	1,038
Fiscal Year 2017	147	35	182	69	251
Fiscal Year 2018	-	-	-	23	23
Total	$1,097	$269	$1,366	348	$1,714
Less: amounts representing interest				(21)
Present value of capital lease obligations				327
Less: short-term portion				(208)
Long-term portion				$119

Legal claims

On February 14, 2012, David R. and Janet H. Burt filed suit against Wolfgang Maasberg, our former Chief Executive Officer, one other employee, several current or former directors, and certain of our stockholders in the U.S. District Court for the District of Maryland, Baltimore Division. The plaintiffs alleged various facts and make claims of federal and state securities law violations, as well as breach of fiduciary duty under Delaware law and intentional infliction of emotional distress. The plaintiffs sought unspecified damages, punitive damages, costs, and injunctive relief. The lawsuit was dismissed in April, 2013; however, the Burts filed an amended complaint in May 2013. In March, 2014 the defendants’ motion to dismiss the amended complaint was granted with prejudice, in part and partially denied. The lawsuit is now in the discovery phase, which is scheduled to conclude on May 24, 2015. On May 4, 2015, the defendants filed motions for summary judgment for both merit and lack of standing. The court has not yet ruled on these motions.

Note 11 – Subsequent Events

On April 30, 2015, Lyris, Inc and our wholly owned subsidiaries, entered into a Second Amendment (“Second Amendment”) to the SVB Agreement. The SVB Revolving Line of up to $5,000,000 remains the same under the Second Amendment. The amount available under the SVB Revolving Line is limited by a borrowing base formula based on each Borrower’s recurring revenue and customer retention rate. The SVB Revolving Line is up for renewal on August 31, 2015.

Pursuant to the Second Amendment, upon the earlier of the maturity date of the SVB Revolving Line or the payment in full of all obligations under the SVB Agreement, Lyris is required to make a final payment of $20 thousand. If the SVB Agreement is terminated in connection with sale of Lyris to a third party, either through merger or sale of substantially all of our assets, we are required to make a payment of the greater of $20 thousand or one-tenth of one percent of the purchase price of such sale.

Under the SVB Agreement, we are required to comply with financial covenants to maintain a liquidity ratio of not less than 1.0 to 1.0, and to maintain a minimum EBITDA (maximum loss) for the trailing three month period according to the following schedule:

Trailing Three Month Period Ending	Minimum EBITDA (maximum loss)

January 31, 2015	$(75,000)
February 28, 2015 - August 31, 2015	$(300,000)

The other material terms of the SVB Agreement remain the same.

On May 4, 2015, Lyris entered into an Agreement and Plan of Merger with LY Acquisition Corp., a Delaware corporation, which sets forth the terms and conditions of the proposed merger of Lyris and Buyer. Pursuant to the merger Agreement, LY Acquisition Corp. will merge with and into Lyris, with Lyris surviving the merger. As a result of the merger, each issued and outstanding share of Lyris Series A Preferred Stock and Lyris Common Stock not owned by LY Acquisition Corp. or Lyris as of the effective time of the merger (other than shares held by stockholders of Lyris who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive $2.50 and $0.89, respectively, in cash, without interest and subject to any required tax withholding. Upon the consummation of the merger, Lyris will become a subsidiary of Aurea Software, Inc. Lyris currently plans to complete the proposed merger in the second half of 2015 although Lyris cannot predict the exact timing of the completion of the merger, because it is subject to governmental review processes and other conditions, many of which are beyond the Lyris’ control.

The parties expect the transaction to be completed in the second half of 2015. Following completion of the transaction, Lyris’ common stock will be delisted from the OTCB and deregistered from the Securities Exchange Act of 1934.

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

Overview

On May 4, 2015, Lyris entered into an Agreement and Plan of Merger with LY Acquisition Corp., a Delaware corporation, which sets forth the terms and conditions of the proposed merger of Lyris and Buyer. Pursuant to the merger agreement, LY Acquisition Corp. will merge with and into Lyris, with Lyris surviving the merger. As a result of the merger, each issued and outstanding share of Lyris Series A Preferred Stock and Lyris Common Stock not owned by LY Acquisition Corp. or Lyris as of the effective time of the merger (other than shares held by stockholders of Lyris who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive $2.50 and $0.89, respectively, in cash, without interest and subject to any required tax withholding. Upon the consummation of the merger, Lyris will become a subsidiary of Aurea Software, Inc. Lyris currently plans to complete the proposed merger in the second half of 2015 although Lyris cannot predict the exact timing of the completion of the merger, because it is subject to governmental review processes and other conditions, many of which are beyond the Lyris’ control.

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

Results of Operations

Three and Nine Months Ended March 31, 2015 Compared to Three and Nine Months Ended March 31, 2014

The following tables set forth our condensed consolidated statements of operations data as a percentage of total revenue for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Revenue:
Subscription	79%	79%	78%	77%
Support and maintenance	13%	13%	13%	12%
Professional services	7%	7%	7%	7%
Software	1%	2%	2%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue	35%	36%	35%	36%
Gross profit	65%	64%	65%	64%
Operating expenses:
Sales and marketing	31%	32%	31%	32%
General and administrative	30%	18%	23%	19%
Research and development	16%	13%	13%	12%
Impairment of goodwill	0%	0%	20%	0%
Amortization of customer relationships and trade names	0%	1%	0%	1%
Total operating expenses	77%	65%	86%	64%
Loss from operations	-13%	0%	-22%	0%
Interest expense	-1%	-1%	0%	0%
Interest income	0%	0%	0%	0%
Other income, net	1%	0%	0%	0%
Loss from operations before income taxes	-12%	-1%	-22%	0%
Income tax provision	1%	0%	3%	0%
Gain on disposal of discontinued operations, net of tax	0%	0%	0%	0%
Net loss	-13%	-1%	-25%	0%

Revenue

	Three Months Ended March 31			Change
	2015	2014		$	Percent
	(In thousands, except percentages)
Subscription:
Lyris HQ	$4,465	$4,721		$(256)	(5)%
Legacy	890	1,239		(349)	(28)%
Total subscription	5,355	5,960		(605)	(10)%
Support and maintenance	859	959		(100)	(10)%
Professional services	500	510		(10)	(2)%
Software	85	160		(75)	(47)%
Total revenue	$6,799	$7,589	#	$(790)	(10)%

	Nine Months Ended March 31,		Change
	2015	2014	$	Percent
	(In thousands, except percentages)
Subscription
Lyris HQ	$13,584	$14,601	$(1,017)	(7)%
Legacy	2,880	3,971	(1,091)	(27)%
Total subscription	16,464	18,572	(2,108)	(11)%
Support and maintenance	2,671	2,987	(316)	(11)%
Professional services	1,533	1,688	(155)	(9)%
Software	457	720	(263)	(37)%
Total revenue	$21,125	$23,967	$(2,842)	(12)%

Subscription revenue

Subscription revenue is primarily comprised of subscription fees from customers accessing our SaaS solutions and from customers purchasing additional offerings that are not included in the standard hosting agreement. Our subscription revenue includes revenue from our Lyris HQ product, and a variety of legacy products which are in the process of reaching their end of life. Subscription revenue was $5.4 million or 79% of our total revenue for the three months ended March 31, 2015, compared to $6.0 million or 79% of our total revenue for the same period in fiscal year 2014, a decrease of $0.6 million or 10%. Subscription revenue was $16.5 million or 78% of our total revenue for the nine months ended March 31, 2015, compared to $18.6 million or 77% of our total revenue for the same period in fiscal year 2014, a decrease of $2.1 million or 11%.

Subscription revenue related to Lyris HQ for the three and nine months ended March 31, 2015 decreased compared to the same periods in fiscal year 2014, primarily as a result of existing customer turnover and decrease in new sales. Subscription revenue related to legacy products decreased for the three and nine months ended March 31, 2015 compared to the same periods in fiscal year 2014, primarily due to customer turnover. Customer turnover is related to the competition in digital marketing.

Support and maintenance revenue

Support and maintenance revenue is primarily comprised of customer service and support for our products. Support and maintenance revenue was $0.9 million or 13% of our total revenue for the three months ended March 31, 2015 compared to $1.0 million or 13% of our total revenue for the same period in fiscal year 2014, a decrease of $0.1 million or 10%. Support and maintenance revenue was $2.7 million or 13% of our total revenue for the nine months ended March 31, 2015 compared to $3.0 million or 12% of our total revenue for the same period in fiscal year 2014, a decrease of $0.3 million or 11%. The decrease in support and maintenance revenue for the three and nine months ended March 31, 2015 compared to the same periods in fiscal year 2014 is a result of existing customers not renewing support contracts.

Professional services revenue

Professional services revenue is primarily comprised of training, campaigning services which includes web analytics and reporting, web design, email deliverability and search engine marketing. Professional services revenue remained relatively flat at $0.5 million or 7% of our total revenue for the three months ended March 31, 2015, compared to $0.5 million or 7% of our total revenue for the same period in fiscal year 2014. Professional services revenue was $1.5 million or 7% of our total revenue for the nine months ended March 31, 2015, compared to $1.7 million or 7% of our total revenue for the same period in fiscal year 2014, a decrease of $0.2 million or 9%.

The decrease in professional service revenue for the nine months ended March 31, 2015 compared to the same period in fiscal year 2014 reflects a decreased demand by new and existing customers for professional services.

Software revenue

Software revenue is derived from perpetual licensing rights of our software that we sell to our customers. Software revenue was $0.1 million or 1% of our total revenue for the three months ended March 31, 2015 compared to $0.2 million or 2% of our total revenue for the same period in fiscal year 2014, a decrease of $0.1 million or 47%. Software revenue was $0.5 million or 2% of our total revenue for the nine months ended March 31, 2015 compared to $0.7 million or 3% of our total revenue for the same period in fiscal year 2014, a decrease of $0.3 million or 37%.

Software revenue decreased for the three and nine months ended March 31, 2015 as compared to the same periods in fiscal year 2014 primarily due to a decrease in software upgrades.

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

	Three Months Ended March 31,		Change
	2015	2014	$	Percent
	(In thousands, except percentages)
Cost of revenue	$2,410	$2,719	$(309)	(11)%

	Nine Months Ended March 31,		Change
	2015	2014	$	Percent
	(In thousands, except percentages)
Cost of revenue	$7,463	$8,691	$(1,228)	(14)%

Cost of revenue was $2.4 million for the three months ended March 31, 2015, compared to $2.7 million for the same period in fiscal year 2014, a decrease of $0.3 million. As a percentage of total revenue, cost of revenue decreased to 35% for the three months ended March 31, 2015 from 36% for the same period in fiscal year 2014. Cost of revenue for the three months ended March 31, 2015 decreased compared to the same period in fiscal year 2014 primarily to due to a decrease of $0.5 million in depreciation and amortization expense from our internally developed software offset by an increase of $0.1 million in compensation and benefits and $0.1 million in outside services.

Cost of revenue was $7.5 million for the nine months ended March 31, 2015 and compared to $8.7 million for the same period in fiscal year 2014, a decrease of $1.2 million. As a percentage of total revenue, cost of revenue decreased to 35% for the nine months ended March 31, 2015 from 36% for the same period in fiscal year 2014. Cost of revenue for the nine months ended March 31, 2015 compared to the same period in fiscal year 2014, primarily due to a decrease of $1.4 million in depreciation and amortization, mainly from our internally developed software offset by an increase to outside services of $0.2 million.

Gross profit

	Three Months Ended March 31,		Change
	2015	2014	$	Percent
	(In thousands, except percentages)
Gross profit	$4,389	$4,870	$(481)	(10)%

	Nine Months Ended March 31,		Change
	2015	2014	$	Percent
	(In thousands, except percentages)
Gross profit	$13,662	$15,276	$(1,614)	(11)%

Gross profit was $4.4 million for the three months ended March 31, 2015, compared to $4.9 million for the same period in fiscal year 2014, a decrease of $0.5 million. As a percentage of total revenue, gross profit increased to 65% for the three months ended March 31, 2015 from 64% for the same period in fiscal year 2014. Gross profit was $13.7 million for the nine months ended March 31, 2015, compared to $15.3 million for the same period in fiscal year 2014. As a percentage of net revenue, gross profit increased to 65% for the nine months ended March 31, 2015 compared 64% for the same period in fiscal year 2014.

Operating expenses

	Three Months Ended March 31,		Change
	2015	2014	$	Percent
	(In thousands, except percentages)
Sales and marketing	$2,086	$2,453	$(367)	(15)%
General and administrative	2,061	1,393	668	48%
Research and development	1,073	1,019	54	5%
Amortization of customer relationships and trade names	-	50	(50)	(100)%
Total operating expenses	$5,220	$4,915	$305	6%

	Nine Months Ended March 31		Change
	2015	2014	$	Percent
	(In thousands, except percentages)
Sales and marketing	$6,460	$7,694	$(1,234)	(16)%
General and administrative	4,800	4,489	311	7%
Research and development	2,673	2,893	(220)	(8)%
Impairment of goodwill	4,300	-	4,300	100%
Amortization and impairment of customer relationships and trade names	4	151	(147)	(97)%
Total operating expenses	$18,237	$15,227	$3,010	20%

Sales and marketing

Sales and marketing includes expenses primarily related to employee salaries and related costs, costs associated with advertising and other promotional programs, and allocated facilities costs.

Sales and marketing expense was $2.1 million for the three months ended March 31, 2015, compared to $2.5 million for the same period in fiscal year 2014, a decrease of $0.4 million or 15%. As a percentage of total revenue, sales and marketing expense decreased to 31% for the three months ended March 31, 2015 from 32% for same period in fiscal year 2014. The decrease in sales and marketing expense was primarily due to a reduction of $0.3 million in compensation and benefits related to a decrease in headcount and a reduction of $0.1 million in advertising expenses.

Sales and marketing expense was $6.5 million for the nine months ended March 31, 2015, compared to $7.7 million for the same period in fiscal year 2014, a decrease of $1.2 million or 16%. As a percentage of total revenue, sales and marketing expense decreased to 31% for the nine months ended March 31, 2015 from 32% for same period in fiscal year 2014. The decrease in sales and marketing expense was primarily due to a $0.8 million decrease in compensation and benefits due to a reduction in headcount, a $0.3 million in facilities and departmental overhead expenses, and $0.1 million in advertising.

General and administrative

General and administrative expense consists primarily of salaries and related costs for administrative personnel, professional services such as consultants, legal fees and accounting, audit and tax fees, and related allocation of overhead including stock-based compensation and other corporate development costs.

General and administrative expense was $2.1 million for the three months ended March 31, 2015, compared to $1.4 million for the same period in fiscal year 2014, an increase of $0.7 million or 50%. As a percentage of total revenue, general and administrative expense increased to 31% for the three months ended March 31, 2015 from 18% for the same period in fiscal year 2014. The increase was primarily due to $0.8 million in project expenses consisting of consulting and legal fees.

General and administrative expense was $4.8 million for the nine months ended March 31, 2015, compared to $4.5 million for the same period in fiscal year 2014, an increase of $0.3 million or 7%. As a percentage of total revenue, general and administrative expense increased to 23% for the nine months ended March 31, 2015 from 19% for the same period in fiscal year 2014. The increase in general and administrative expense was primarily due to $0.7 million increase in project expenses consisting of consulting and legal fees offset by a decrease of $0.3 million in compensation and benefits due to a decrease in headcount.

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

Research and development expense was $1.1 million for the three months ended March 31, 2015 compared to $1.0 million for the same period in fiscal year 2014. As a percentage of total revenue, research and development expense increased to 16% for the three months ended March 31, 2015 from 13% for the same period in fiscal year 2014. The increase was primarily related to compensation levels, benefits, and outside services.

Research and development expense was $2.7 million for the nine months ended March 31, 2015, compared to $2.9 million for the same period in fiscal year 2014, a decrease of $0.2 million or 8%. As a percentage of total revenue, research and development expense increased to 13% for the nine months ended March 31, 2015 from 12% for the same period in fiscal year 2014. The decrease in research and development expense for the nine months ended March 31, 2015 compared to the same period in fiscal year 2014 was primarily due to a $0.2 million decrease in outside services.

Amortization of customer relationships and trade names

Amortization of customer relationships and trade names expenses consist of intangibles that we obtained through the acquisition of other businesses.

Amortization of customer relationships and trade names expense was nil for the three months ended March 31, 2015 and $50 thousand for the same period in fiscal year 2014. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 0% for the three months ended March 31, 2015 and 1% for the same period in fiscal year 2014.

Amortization of customer relationships and trade names expense was $4thousand for the nine months ended March 31, 2015 and $151 thousand for the same period in fiscal year 2014. As a percentage of total revenue, amortization of customer relationships and trade names expense remained at 0% for the nine months ended March 31, 2015 and 1% for the same period in fiscal year 2014.

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

We adopted ASU No. 2011-08 in the first quarter of fiscal year 2012 and considered various events and circumstances when we evaluated whether it is more likely than not that the fair value of our reporting unit is less than our carrying value. We considered events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and our share price relative to our peers. In the second quarter of fiscal year 2015, Lyris’ assessment of relevant events and circumstances conducted on December 31, 2014, considered the decline in Lyris’ stock price from $1.15 to $0.62. Lyris determined that it was more-likely-than-not that the fair value was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed during the quarter ended December 31, 2014. As a result of this process, Lyris determined a goodwill impairment of $4.3 million as of December 31, 2014. In the three months ended March 31, 2015, there was no goodwill impairment.

Interest expense

	Three Months Ended March 31,		Change
	2015	2014	$	Percent
	(In thousands, except percentages)
Interest expense	$(37)	$(39)	$(2)	(5)%

	Nine Months Ended March 31,		Change
	2015	2014	$	Percent
	(In thousands, except percentages)
Interest expense	$(95)	$(116)	$(21)	(18)%

Interest expense relates to our revolving line of credit with Silicon Valley Bank and our short and long-term capital lease obligations in connection with acquiring computer equipment for our data center operations which is included in property and equipment.

Interest expense was $37 thousand for the three months ended March 31, 2015, compared to $39 thousand for the same period in fiscal year 2014, a decrease of $2 thousand or 5%. The decrease was primarily due to less interest expense paid for capital lease equipment.

Interest expense was $95 thousand for the nine months ended March 31, 2015, compared to $116 thousand for the same period in fiscal year 2014, a decrease of $21 thousand or 18%. The decrease in interest expense for the nine months ended March 31, 2015 compared to the same period in fiscal year 2014 was primarily due to a decrease in our short and long term capital lease obligations.

Income Tax Provision (Benefit)

Our effective tax rates for the nine months ended March 31, 2015 and 2014 were (3.8)% and 101.6%, respectively. For additional information about income taxes, refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity to fund our operations as of March 31, 2015 were the collection of accounts receivable balances generated from net sales and proceeds from our revolving line of credit.

For additional operational funds requirements, we have available a revolving line of credit with Silicon Valley Bank as amended in April 2015, which is up for renewal on August 31, 2015. Please refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. As of March 31, 2015, our availability under this credit facility was approximately $0.3 million. As of March 31, 2015, our cash and cash equivalents totaled $1.3 million compared to $1.9 million at June 30, 2014. As of March 31, 2015, our accounts receivable, less allowances, totaled $3.2 million compared to $3.5 million at June 30, 2014.

			Change
	March 31, 2015	June 30, 2014	$	Percent
	(In thousands, except percentages)
Accounts receivable	$3,453	$3,852	$(399)	(10)%
Allowance for doubtful accounts	(250)	(396)	146	(37)%
Total - Accounts receivable	$3,203	$3,456	$(253)	(7)%

Accounts receivables decreased $0.4 million or 10% for the nine months ended March 31, 2015 due to decreased sales in our subscription, professional service and software. Allowance for doubtful accounts (“Allowance”) decreased by $0.1 million for the nine months ended March 31, 2015, compared to the same period in fiscal year 2015 primarily as a result of our routine evaluation of customer balances. We adjusted the Allowance as appropriate based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation was done in order to identify issues which may impact the collectability of receivables and reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations; (ii) working capital requirements; and (iii) capital expenditures, including periodic acquisitions.

As of March 31, 2015, our existing cash and cash equivalents, cash flow from operations, and the availability from our revolving credit facility, provides sufficient liquidity to fund our projected working capital requirements, and capital spending for at least the next 12 months at our current growth and spending rate. We anticipate that we will continue to improve our cash flow from operations through both expense reductions and stabilization of our customer base, and we intend to continue building our cash reserves. See Note 5 “Credit Facility” and Note 11 “Subsequent Events” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

While the first nine months of fiscal year 2015 had its challenges, we still expect to obtain long-term growth in our hosted revenue offerings through the marketing of our products, Lyris HQ and Lyris ListManager, as well as future product releases. Additionally, we continue to increase efficiency through aggressive management of our operating expenses in order to generate available cash to satisfy our capital needs and debt obligations. To the extent that existing cash, cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additionally, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, applications or technologies in the future, which could also require us to seek additional equity or debt financing.

On May 4, 2015 Lyris has announced that it has entered into a definitive agreement under which Aurea, a technology solutions provider that enables companies to deliver transformative customer experiences, will acquire Lyris. Under the terms of the agreement, each share of outstanding common stock of Lyris will be exchanged for $0.89, payable in cash, and each outstanding share of preferred stock of Lyris will be exchanged for $2.50, payable in cash, in accordance with Lyris’ charter. The transaction has been unanimously approved by the Special Committee of the Lyris Board of Directors, as well as by the entire Lyris Board of Directors.

Our cash flows were as follows for the nine months ended March 31, 2015 and 2014 (in thousands):

	Nine Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$860	$2,112
Net cash used in investing activities	(1,747)	(2,233)
Net cash provided by (used in) financing activities	407	(578)
Effect of exchange rate changes on cash	(70)	(83)
Net decrease in cash and cash equivalents	$(550)	$(782)

Cash Flows for the Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014

Operating Activities

Net cash flows provided by operating activities was $0.9 million for the nine months ended March 31, 2015 compared to net cash flows provided by operating activities of $2.1 million in the same period in fiscal year 2014.

Adjustments had a $6.4 million positive effect on cash flows from operating activities for the nine months ended March 31, 2015 including $4.3 million for the impairment of goodwill, $0.8 million of depreciation and amortization, $0.7 million in deferred income tax, $0.5 million stock-based compensation, and $0.1 in provision for bad debt. Changes in assets and liabilities had no effect on cash flows provided by operating activities for the nine months ended March 31, 2015 due to an increase of $0.4 million in accounts receivable and $0.1 million in deferred revenue, offset by a decrease of $0.4 million in accounts payable and $0.1 million in income tax payable.

Investing Activities

Net cash flows used in investing activities was $1.7 million for the nine months ended March 31, 2015 compared to net cash flow used in investing activities of $2.2 million in the same period in fiscal year 2014. Net cash flows used in investing activities primarily reflects capitalized software expenditures. The net cash flow used in investing activities for the nine months ended March 31, 2015 consisted of $1.9 million in capitalized software expenditures, $0.1 million used in purchasing property and equipment offset by $0.3 million in net cash provided by the sale of SiteWit.

Financing Activities

Net cash flows provided by financing activities was $0.3 million for the nine months ended March 31, 2015, compared to net cash flows used by financing activities of $0.6 million in the same period in fiscal year 2014. Financing cash flows provided for the nine months ended March 31, 2015 consisted primarily of $0.7 million in borrowings from our Silicon Valley Bank revolving loan, offset by $0.4 million in payments under our capital lease obligations in connection with acquiring computer equipment for our data center operations.

Off-Balance Sheet Arrangements

As of March 31, 2015, Silicon Valley Bank released the $40 thousand irrevocable letter of credit issued by Silicon Valley Bank in favor of Legacy Partners I SJ North Second, LLC (“Legacy LOC”), for obligations under our San Jose, California office lease.

We issued $0.1 million to The Hartford for a letter of credit (“Hartford LOC”) which is held by as collateral for deductible payments that may become due under a worker’s compensation insurance policy. We classify the Hartford LOC as a restricted cash account of $0.1 million. Any amounts drawn on the account will be expensed during that fiscal year. As of March 31, 2015 The Hartford has assumed the long-term liability and cancelled the collateral, and the restricted cash was released. As of March 2015, Lyris made a one-time payment of $38 thousand to The Hartford for settlement of the workers compensation obligation. As a result of the payment, The Hartford has now assumed the workers’ insurance compensation liability and the respective letter of credit have been cancelled.

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

(a) Disclosure Controls and Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 ( “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Risks Related to the Merger

Lyris will incur substantial expenses related to the merger, and the merger might not be completed if Lyris is unable to fulfill all of the closing conditions.

Lyris expects to incur substantial expenses in connection with the merger whether or not the transaction is consummated. Further, the consummation of the merger is conditioned upon the fulfillment of certain conditions. If any closing condition is not met, it is possible that Lyris might not consummate the merger. If Lyris stockholders do not adopt the merger agreement, or if the merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to Lyris will be offered, or that the business, prospects or results of operations of Lyris will not be adversely impacted.

The merger will be fully taxable to Lyris stockholders for U.S. federal income tax purposes.

The receipt of cash in the merger will be fully taxable to Lyris holders of common stock for U.S. federal income tax purposes.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of Lyris.

Completion of the merger is subject to a number of closing conditions, including the adoption of the merger agreement by Lyris stockholders, and those closing conditions may not be satisfied on a timely basis or at all. If the merger is not completed, the price of Lyris common stock may decline. In addition, if the merger is not completed, Lyris may be subject to a number of material risks, including the following: Lyris may be subject to litigation related to the completion of the merger or the failure to complete the merger, which could require substantial time and resources to resolve; the market price of Lyris common stock may be adversely affected to the extent the market price reflects an assumption that the merger will be completed; Lyris may not be able to find another buyer willing to pay an equivalent or higher price in an alternative transaction than the price to be paid in the proposed merger; Lyris will be required to pay certain costs relating to the merger, such as legal, accounting and printing fees whether or not the merger is completed; and matters relating to the merger (including integration planning) require substantial commitments of time and resources by Lyris management, which could otherwise have been devoted to other opportunities that may have been beneficial to Lyris.

Certain directors, executive officers and principal stockholders of Lyris may have interests in the merger that differ from the interests of Lyris stockholders that may influence these directors and executive officers to support the merger.

Certain of Lyris’ directors and executive officers may have financial interests in the merger that are different from, or in addition to, the interests of Lyris stockholders. The members of the Lyris board of directors were aware of and considered these interests, among other matters, in evaluating and negotiating the merger agreement and the merger, establishing a special committee for the approval of the transaction and in recommending to Lyris stockholders that the merger agreement be adopted.

The merger agreement limits Lyris’ ability to pursue alternative transactions to the merger.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, limit Lyris’ ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the company. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Lyris, from considering or proposing that transaction even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquirer’s proposing to pay a lower per share price to acquire Lyris than it might otherwise have proposed to pay.

Lyris will no longer exist as an independent public company following the merger and its stockholders will forego any increase in its value.

If the merger is successful, Lyris will no longer exist as an independent public company and Lyris stockholders will forego any increase in Lyris’ value that might have otherwise resulted from its possible growth.

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

Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. In Q2 fiscal 2015, we determined that the goodwill associated with the acquisitions of Lyris Technologies on May 12, 2005 and Email Labs on October 12, 2005 exceeded their fair value. We have recorded $4.3 million in impairment of goodwill in Q2 fiscal 2015. If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing stockholders may be diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(i)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	10-K	9/26/07	3(a)(ii)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company.	8-K	3/5/12	3.1

3.4	Certificate of Ownership and Merger, merging NAHC, Inc. with and into J.L. Halsey Corporation.	10-K	9/26/07	3(a)(iii)

3.5	Certificate of Ownership and Merger, merging Lyris, Inc., with and into J.L. Halsey Corporation.	8-K	10/31/07	3.2

3.6	First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.3

3.7	Amendment to First Amended and Restated Bylaws of the Company	8-K	2/21/07	3.1

3.8	Amendment No.2 to First Amended and Restated Bylaws of the Company	8-K	9/17/13	3.1

4.1	Certificate of Designation, as filed with the Delaware Secretary of State on October 17, 2012.	8-K	10/18/12	4.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1	Section 1350 Certification of Chief Executive Officer				X

32.2	Section 1350 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2015
By: /s/ John Philpin
John Philpin
Chief Executive Officer and President

By: /s/ Deborah Eudaley
Deborah Eudaley
Chief Financial Officer and Chief Operating Officer

